Form 10QSB
period 1996-06-30
HEALTH FITNESS PHYSICAL THERAPY INC
filed 1996-08-14
CIK 886432

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________


Commission file number: 0-25064


                      HEALTH FITNESS PHYSICAL THERAPY, INC.
             (Exact name of registrant as specified in its charter)

 Minnesota                                                           41-1580506
(State of incorporation or organization)    (I.R.S. Employer Identification No.)


3500 West 80th Street, Bloomington, Minnesota                             55431
(Address of principal executive offices)                             (Zip Code)


                                 (612) 831-6830
              (Registrant's telephone number, including area code)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                                                        [X] Yes    [ ] No

         The number of shares outstanding of each of the registrant's classes of capital stock, as of August 1, 1996 was:

                 Common Stock, $.01 par value, 7,096,259 shares

Transitional Small Business Issuer Format:                   [  ] Yes   [X] No


                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

             HEALTH FITNESS PHYSICAL THERAPY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                      December 31,        June 30,
                                                                          1995              1996
                                                                      ------------    ------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                        $    506,652     $     45,596
    Accounts receivable                                                 3,926,332        4,324,870
    Inventory                                                                              392,158
    Prepaid expenses and other                                            457,638          262,343
                                                                     ------------     ------------
        Total current assets                                            4,890,622        5,024,967
PROPERTY (net)                                                            807,414        1,002,825
OTHER ASSETS:
    Goodwill (net)                                                      7,925,834        8,141,929
    Non-compete agreement (net)                                           363,823          336,191
    Trade accounts receivable (long-term)                                 210,000          370,000
    Other                                                                  85,931          347,477
                                                                     ------------     ------------
                                                                     $ 14,283,624     $ 15,223,389
                                                                     ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Notes payable                                                    $  2,654,749     $  1,141,942
    Trade accounts payable                                                322,833          548,065
    Accrued salaries, wages and payroll taxes                           1,212,640        1,350,705
    Other accrued liabilities                                             745,055          989,471
    Current portion of long-term debt                                     195,168          262,319
    Current portion of obligations under capital leases                    33,388           25,537
    Deferred revenue                                                    1,122,666        1,191,303
                                                                     ------------     ------------
        Total current liabilities                                       6,286,499        5,509,342
LONG-TERM DEBT, less current portion                                      470,965          300,662
OBLIGATIONS UNDER CAPITAL LEASES, less current portion                      3,113             --
DEFERRED LEASE OBLIGATION                                                 124,113          102,750
STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, authorized 5,000,000 shares, none issued or outstanding
    Common stock, $.01 par value; 12,000,000 and 25,000,000
        shares authorized, 6,437,429  and 7,096,259 shares
        issued and outstanding, respectively                               64,374           70,963
    Additional paid-in capital                                         10,200,233       11,605,706
    Accumulated deficit                                                (2,801,270)      (2,289,062)
                                                                     ------------     ------------
                                                                        7,463,337        9,387,607
    Stockholder note and interest receivable                              (64,403)         (76,972)
                                                                     ------------     ------------
                                                                        7,398,934        9,310,635
                                                                     ------------     ------------
                                                                     $ 14,283,624     $ 15,223,389
                                                                     ============     ============

 See notes to consolidated financial statements.


             HEALTH FITNESS PHYSICAL THERAPY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 Three Months Ended                Six Months Ended
                                                      June 30,                          June 30,
                                            -----------------------------     -----------------------------
                                                1995            1996              1995             1996
                                            ------------     ------------     ------------     ------------
REVENUES:
    Fitness center management contracts     $  3,599,228     $  3,925,641     $  4,522,894     $  7,825,315
    Physical therapy                           1,626,577        1,759,942        3,171,269        3,327,249
    Equipment                                       --          1,212,138             --          2,720,089
                                            ------------     ------------     ------------     ------------
                                               5,225,805        6,897,721        7,694,163       13,872,653

COST OF REVENUES:
    Salaries                                   3,378,034        3,860,036        4,807,055        7,753,320
    Support                                      304,475          285,661          585,682          565,451
    Occupancy                                    237,001          325,434          465,007          640,242
    Equipment                                       --            854,896             --          1,961,923
                                            ------------     ------------     ------------     ------------
                                               3,919,510        5,326,027        5,857,744       10,920,936
                                            ------------     ------------     ------------     ------------
        Gross profit                           1,306,295        1,571,694        1,836,419        2,951,717
OPERATING EXPENSES:
    Salaries                                     573,398          566,896          785,248        1,086,884
    Selling, general, and administrative         526,788          635,123          768,148        1,161,153
                                            ------------     ------------     ------------     ------------
                                               1,100,186        1,202,019        1,553,396        2,248,037
                                            ------------     ------------     ------------     ------------
                                                 206,109          369,675          283,023          703,680


INTEREST INCOME                                    1,789            1,904           24,694            4,757
INTEREST EXPENSE                                (171,095)         (88,590)        (194,817)        (196,229)
                                            ------------     ------------     ------------     ------------
NET INCOME                                  $     36,803     $    282,989     $    112,900     $    512,208
                                            ============     ============     ============     ============

NET  INCOME PER
   COMMON AND COMMON
   EQUIVALENT SHARE                         $        .01     $        .04     $        .02     $        .07
                                            ============     ============     ============     ============

WEIGHTED AVERAGE COMMON
   AND COMMON EQUIVALENT
   SHARES OUTSTANDING                          6,027,184        6,935,726        5,949,007        6,847,896
                                            ============     ============     ============     ============

                 See notes to consolidated financial statements.



             HEALTH FITNESS PHYSICAL THERAPY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      Six Months Ended
                                                                          June 30,
                                                                ---------------------------
                                                                    1995            1996
                                                                -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                    $   112,900     $   512,208
  Adjustment to reconcile net income to net cash (used in)
    provided by operating activities:
    Depreciation and amortization                                   391,050         542,667
    Deferred revenue                                                (39,154)         (7,642)
    Change in assets and liabilities:
      Trade accounts receivable                                     (73,470)       (272,872)
      Inventory                                                                     (24,257)
      Prepaid expenses and other                                    (53,771)        232,971
      Other assets                                                   72,237        (290,915)
      Trade accounts payable                                       (329,466)       (272,630)
      Accrued liabilities                                          (239,828)        347,237
                                                                -----------     -----------
  Net cash (used in) provided by operating activities              (159,502)        766,767
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property                                              (28,389)       (130,059)
  Payments for acquisitions, net of liabilities assumed          (3,156,999)       (130,784)
                                                                -----------     -----------
        Net cash used in investing activities                    (3,185,388)       (260,843)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under line of credit                                 1,370,000       2,065,000
  Repayment of line of credit                                      (879,765)     (1,110,000)
  Proceeds from notes payable                                     2,800,000
  Repayment of notes payable                                     (1,338,494)     (1,854,986)
  Borrowings of long-term debt                                                      113,000
  Repayment of long-term debt                                                      (245,000)
  Financing costs                                                   (55,500)
  Payments on capital lease obligations                             (71,945)        (17,730)
  Proceeds from issuance of common stock                            442,812          95,305
  Payments of common stock issuance costs                           (56,010)
  Advances on notes receivable                                      (19,047)        (12,569)
  Payments received on notes receivable                               2,210
                                                                -----------     -----------
        Net cash provided by  (used in) financing activities      2,194,261        (966,980)
                                                                -----------     -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                        (1,150,629)       (461,056)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  1,976,321         506,652
                                                                -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $   825,692     $    45,596
                                                                ===========     ===========

                 See notes to consolidated financial statements




             HEALTH FITNESS PHYSICAL THERAPY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the annual financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995. In the opinion of management, the interim consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the results for interim periods presented. Operating results for the three and six months ended June 30, 1996 are not necessarily indicative of the operating results for the year ending December 31, 1996.

INVENTORIES are recorded at the lower of cost (First-in, first-out basis) or market.

GOODWILL represents the excess of the purchase price and related costs over the fair value of the net assets of the business acquired. Goodwill relating to the acquisition of operators of corporate fitness centers is being amortized on a straightline basis over 20 years. Goodwill relating to the acquisitions of physical therapy clinics and a supplier of fitness equipment is being amortized on a straightline basis over 15 years.

NOTE 2.    ACQUISITIONS

On April 6, 1995, the Company completed the acquisition of all of the issued and outstanding stock of closely-held Fitness Centers of America dba Fitness Systems ("Fitness Systems"), a California-based operator of corporate fitness centers. This acquisition was accounted for under the purchase method of accounting, and accordingly, the consolidated statements of operations included results of operations of Fitness Systems since April 1, 1995. The following unaudited pro forma condensed combined statements of operations reflect the combined operations of the Company had the acquisition of Fitness Systems occurred at the beginning of 1995.

                                                 1995                1996
                                                       (Unaudited)

Revenues                                     $10,302,000         $13,873,000
Cost of revenues                               8,065,000          10,921,000
                                              -----------         ----------
Gross profit                                   2,237,000           2,952,000
Operating expenses                             1,946,000           2,440,000
                                              ----------          ----------
Net income                                   $   291,000         $   512,000
                                             ===========          ==========
Net income per common and
   common equivalent share                   $       .05         $       .07
                                             ===========         ===========
Weighted average common and common
   equivalent shares outstanding               5,949,000           6,848,000
                                             ===========         ===========


On January 11, 1996, the Company completed the acquisition of all of the assets and assumed the liabilities of closely-held Pro Source Fitness, Inc. ("Pro Source"), a Minnesota-based supplier of fitness equipment and service. This acquisition was accounted for under the purchase method of accounting, and accordingly, the consolidated statements of operations included results of operations of Fitness Systems since January 1, 1996. In connection with the acquisition, assets purchased, liabilities assumed, and cash consideration paid were as follows:

Assets acquired:
     Cash                                                          $     9,648
     Accounts receivable                                               285,666
     Inventory                                                         367,901
     Property                                                          237,745
     Prepaid expenses and other                                         37,676
     Excess of purchase price over net assets acquired                 135,369
                                                                   -----------
                                                                     1,074,005

Liabilities assumed:
     Accounts payable                                                  497,862
     Accrued expenses and other                                        116,795
     Debt                                                              361,752
                                                                   -----------
                                                                       976,409
                                                                   -----------
Cash consideration paid                                            $    97,596
                                                                   ===========

The purchase agreement requires the Company to make an annual cash payment of up to 30% of gross profits, as defined, to the seller for four calendar years starting in 1996. For the fiscal year ended December 31, 1995, Pro Source reported revenues of $4,992,000.

The Company entered into employment agreements with certain key employees of Pro Source for terms of two to four years. These agreements provide for minimum aggregate annual salaries of approximately $135,000 and also provide for incentive awards based on performance. The Company also granted stock options to the former owners of Pro Source to purchase up to 75,000 shares of the Company's common stock at $3.00 per share in connection with these employment agreements.

On April 1, 1996 the Company purchased the assets of Christopher Breuleux, a sole proprietor, for $83,000 plus certain stock options granted to Mr. Breuleux. The Company has granted Mr. Breuleux stock options to purchase up to 25,000 shares of the Company's stock at $3.00 per share.

NOTE 3.    DEBT

In January 1996, the Company paid $354,986 to retire the debt assumed in the Pro Source acquisition. On February 1, 1996 the Company paid $500,000 plus the related accrued interest on the $1,000,000 unsecured Convertible Note outstanding at December 31, 1995, which was then cancelled and exchanged for a replacement $500,000 unsecured Convertible Note (the "Replacement Convertible Note") due August 1, 1996. The Replacement Convertible Note bore interest at the prime rate plus 2%. The holder of the Replacement Convertible Note had the option to convert the debt into shares of the Company's common stock at a conversion price of the lesser of 85% of the average bid price of the Company's stock over the immediately preceding 10 days or $3.33 per share beginning June 1, 1996. In connection with the cancellation of the $1,000,000 Convertible Note and exchange for the Replacement Convertible Note, the Company reduced the purchase price of the warrants issued in connection with the $1,000,000 unsecured Convertible Note from $4 per share to $3 per share. A value of $40,000 was assigned to the repricing of the warrants based on independent appraisal. This cost was amortized using the interest method from the date of issuance to the earlier of the due date or conversion. On June 26, 1996 the holder of this $500,000 unsecured Convertible Note converted the debt and related accrued interest into 222,856 shares of the Company's common stock at the conversion price of $2.3375 per share representing 85% of the average bid price of the Company's stock over the immediately preceding 10 days.

In February 1996, the Company entered into a revolving line of credit agreement which provides for a maximum borrowing of $1,500,000 through May 31, 1997. Interest on outstanding borrowings under the line of credit is payable monthly and is computed at the prime rate plus 2%. Borrowings under the line of credit are secured by substantially all the Company's assets and personally guaranteed by the Company's president. The agreement contains various restrictive covenants relating to minimum levels of net worth and quarterly net income levels, limitations on additional indebtedness, and other matters. The $850,000 line of credit existing at December 31, 1995, was terminated in February 1996. As of June 30, 1996 the Company has borrowed $955,000 on the revolving line of credit.

On April 6, 1996 the Company paid the $1,000,000 non-interest bearing note to the Seller of Fitness Systems using $1,000,000 from the revolving line of credit to finance the transaction.

On April 24, 1996 the holder of a $500,000 unsecured Convertible Note converted the debt and related accrued interest into 234,099 shares of the Company's common stock at the conversion price of $2.3375 per share representing 85% of the average bid price of the Company's stock over the immediately preceding 10 days.

On June 15, 1996 the Company entered into a $113,000 note payable. The note requires monthly payments of $5,209 including interest at 9.9% through June 1998. The note is secured by various pieces of exercise equipment.

NOTE 4.   STOCKHOLDERS' EQUITY

On April 6, 1996 the Company issued 40,000 shares of common stock to the sellers of Fitness Systems as a portion of the consideration, that was withheld for one year, pursuant to the Stock Purchase Agreement dated March 24, 1995.

On April 24, 1996 the holder of a $500,000 unsecured Convertible Note converted the debt and related accrued interest into 234,099 shares of the Company's common stock at the conversion price of $2.3375 per share representing 85% of the average bid price of the Company's stock over the immediately preceding 10 days.

On June 26, 1996 the holder of the $500,000 Replacement Convertible Note converted the debt and related accrued interest into 222,856 shares of the Company's common stock at the conversion price of $2.3375 per share representing 85% of the average bid price of the Company's stock over the immediately preceding 10 days.

During the six months ended June 30, 1996, the Company received proceeds of $95,305 when a stock option and warrant holder exercised his right to purchase a total of 161,875 shares of common stock at a price of $.58875 per share.

NOTE 5. INCOME TAXES

The provision for income taxes at June 30, 1996 and 1995 has been offset by net operating loss carryforwards through a reduction in the valuation allowance.

As of June 30, 1996, the Company has approximately $2,175,000 of federal and state net operating loss carryforwards. These carryforwards expire in varying amounts from 2004 to 2009. Approximately $2,100,000 of the net operating loss is limited under Internal Revenue Code Section 382.

NOTE 6.   NET INCOME PER SHARE

Income per share of common and common equivalent was computed by dividing net income by the weighted average number of shares of common and common equivalent shares outstanding during each period.

This amount includes 221,319 and 200,000 contingent shares assumed to be issued to the Sellers of Fitness for the six and three months ended June 30, 1996, respectively. The Company has contractually agreed with the Sellers of Fitness Systems that if the average closing sale price of the Company's publicly traded stock during the fourth calendar quarter of 1996 does not reach at least $6.00 per share, the Company is obligated to issue sufficient additional shares of stock so that the aggregate value of the stock consideration equals $1,200,000 based on the same three month average price calculation, using the closing sale price of the Company's publicly traded stock on June 30, 1996. Options and warrants were not included as common stock equivalents for the three or six months ended June 30, 1996 due to their antidilutive effect.

This amount also includes common stock equivalents of 675,063 and 736,064 for the six and three months ended June 30, 1995, respectively, from the assumed exercise of outstanding options and warrants using the treasury stock method.


Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
Results of Operations

The following table sets forth, for the periods indicated, information derived from the consolidated statements of operations of the Company:

                                                                               For The Three Months
                                                                                  Ended June 30,
                                                       ------------------------------------------------------------------
                                                           1995                                   1996
REVENUES:
Fitness center management contracts                    $3,600,000         68.9%                 $3,926,000          56.9%
Physical therapy                                        1,626,000         31.1                   1,760,000          25.5
Equipment                                                      --           --                   1,212,000          17.6
                                                       ----------      -------                   ---------         -----
      Total revenues                                    5,226,000        100.0                   6,898,000         100.0
COST OF REVENUES:
Fitness center management contracts                     2,648,000                                2,862,000
Physical therapy                                        1,272,000                                1,376,000
Equipment                                                      --                                1,088,000
                                                       ----------                                ---------
      Total cost of revenues                            3,920,000         75.0                   5,326,000          77.2
                                                       ----------      -------                   ---------         -----
GROSS PROFIT:
Fitness center management contracts                       952,000                                1,064,000
Physical therapy                                          354,000                                  384,000
Equipment                                                      --                                  124,000
                                                       ----------                               ----------
      Total gross profit                                1,306,000         25.0                   1,572,000          22.8
OPERATING EXPENSES                                      1,100,000         21.1                   1,202,000          17.4
OTHER EXPENSES, NET                                       169,000          3.2                      87,000           1.3
                                                       ----------       ------                  ----------         -----
NET INCOME                                            $    37,000           .7%                 $  283,000           4.1%
                                                       ==========       ======                  ==========         ======

                                                                                For The Six Months
                                                                                  Ended June 30,
                                                           1995                                    1996
REVENUES:
Fitness center management contracts                   $ 4,523,000         58.8%                 $7,826,000          56.4%
Physical therapy                                        3,171,000         41.2                   3,327,000          24.0
Equipment                                                      --           --                   2,720,000          19.6
                                                      -----------       ------                  ----------        ------
      Total revenues                                    7,694,000        100.0                  13,873,000         100.0
COST OF REVENUES:
Fitness center management contracts                     3,290,000                                5,853,000
Physical therapy                                        2,568,000                                2,656,000
Equipment                                                      --                                2,412,000
                                                      -----------                               ----------
      Total cost of revenues                            5,858,000         76.1                  10,921,000          78.7
                                                      -----------       ------                  ----------        ------
GROSS PROFIT:
Fitness center management contracts                     1,233,000                                1,973,000
Physical therapy                                          603,000                                  671,000
Equipment                                                      --                                  308,000
                                                      -----------                               ----------
      Total gross profit                                1,836,000         23.9                   2,952,000          21.3
OPERATING EXPENSES                                      1,553,000         20.2                   2,248,000          16.2
OTHER EXPENSES, NET                                       170,000          2.2                     192,000           1.4
                                                      -----------       ------                  ----------        ------
NET INCOME                                            $   113,000          1.5%                 $  512,000           3.7%
                                                      ===========       ======                  ==========        ======


REVENUES. Revenues increased $1,672,000 or 32.0% to $6,898,000 for the three months ended June 30, 1996 from $5,226,000 for the same period ended June 30, 1995. Revenues increased $6,179,000 or 80.3% to $13,873,000 for the six months ended June 30, 1996 from $7,694,000 for the same period ended June 30, 1995. The increase in fitness center management contract revenues of $326,000 for the three months ended June 30, 1996 is due to the addition of several fitness center management contracts and the increase in consulting revenue of $146,000. The increase in fitness center management contract revenues of $3,303,000 for the six months ended June 30, 1996 is primarily due to the acquisition of Fitness Systems on April 6, 1995. The increase in physical therapy revenue of $134,000 and $156,000 for the three and six month periods, respectively, is due to the increase in the number of patient visits at one clinic as the result of adding an additional physical therapist. The increase in equipment revenues is the result of the Pro Source acquisition on January 11, 1996.

Fitness center management contract revenues for the year-ended December 31, 1996 are expected to increase as a result of revenues from Fitness Systems being included for the entire year and the addition of new sites. Physical therapy revenues are anticipated to increase as a result of performing physical therapy on site at hospital and corporate fitness centers and increasing the number of physical therapists at existing clinics. Fitness equipment revenues are expected to be approximately $5,200,000 as a result of the Pro Source acquisition.

Fitness center management contract revenues are expected to be relatively consistent on a quarterly basis in 1996. Physical therapy revenues are anticipated to fluctuate on a quarterly basis in 1996. Based on limited historical information, physical therapy revenues are relatively consistent in the first three quarters but decrease approximately 25% in the fourth quarter. Fitness equipment revenues are expected to be approximately $1,000,000 in the third quarter and approximately $1,500,000 in the fourth quarter of 1996.

GROSS PROFIT. Gross profit increased $266,000 or 20.4% to $1,572,000 or 22.8% of revenues for the three months ended June 30, 1996 from $1,306,000 or 25.0% of revenue for the same period ended June 30, 1995. Gross profit increased $1,116,000 or 60.8% to $2,952,000 or 21.3% of revenues for the six months ended June 30, 1996 from $1,836,000 or 23.9% of revenue for the same period ended June 30, 1995. The increase in gross profit is due to increases of $112,000 and $740,000 in the fitness center management segment, increases of $30,000 and $68,000 in the physical therapy segment, and increases of $124,000 and $308,000 in the equipment segment for the three and six month periods, respectively.

The increase in total gross profit and gross profit margins in the fitness center management segment for the three months ended June 30, 1996 was due to the increase in consulting revenue. The increase in fitness center management contracts gross profit for the six months ended June 30, 1996 is primarily due to the acquisition of Fitness Systems on April 6, 1995. Gross margins in the fitness center management segment for the six months ended June 30, 1996 did not increase commensurate with the increase in revenues for this segment primarily because of lower margins associated with the corporate contracts added as the result of the Fitness Systems acquisition. Gross margins and total gross profit in the physical therapy segment for the three months ended June 30, 1996 increased commensurate with the increase in revenues for this segment. The increase in total gross profits and gross profit margins in physical therapy for the six months ended June 30, 1996 is due to the sale of one underperforming clinic in January 1995 and the addition of a physical therapist at one clinic in January 1996. The increase in equipment gross profit is the result of the Pro Source acquisition on January 11, 1996.

Future growth in the fitness center management business is expected to be primarily in the corporate fitness environment with gross margins remaining consistent with those experienced in 1995. Physical therapy gross margins are expected to increase slightly over 1995 levels as a result of continued centralization of accounting and marketing functions of the companies acquired to date. Fitness equipment gross margins are anticipated to be approximately 10 to 15 percent for 1996.

OPERATING EXPENSES. Operating expenses increased $102,000 or 9.3% to $1,202,000 or 17.4% of revenue for the three months ended June 30, 1996 from $1,100,000 or 21.1% of revenue for the same period ended June 30, 1995. Operating expenses increased $695,000 or 44.8% to $2,248,000 or 16.2% of revenue for the six months ended June 30, 1996 from $1,553,000 or 20.2% of revenue for the same period ended June 30, 1995. The increase is primarily due to increases in regional and corporate salaries and benefits, occupancy, travel, and depreciation and amortization. The increase in regional and corporate salaries and benefits and occupancy is directly related to the acquisitions of Fitness Systems in April 1995 and Pro Source in January 1996. The increase in travel relates to an increase in the number of fitness centers under management contracts. The increase in depreciation and amortization is the result of the acquisitions of Fitness Systems in April 1995 and Pro Source in January 1996. The decrease in operating expenses as a percentage of revenues is due to the increase in 1996 revenues which offset the effect of the increase in operating expenses in 1996.

Operating costs as a percentage of fitness center management contracts and physical therapy revenues are expected to decrease as corporate and regional staff increases are not anticipated to be significant. Operating costs as a percentage of fitness equipment revenues are anticipated to be approximately 7 to 10 percent in 1996.

OTHER EXPENSE (INTEREST EXPENSE/INCOME). Interest expense, net of interest income decreased $82,000 or 48.5% to $87,000 for the three months ended June 30, 1996 from $169,000 for the same period ended June 30, 1995. Interest expense, net of interest income increased $22,000 or 12.9% to $192,000 for the six months ended June 30, 1996 from $170,000 for the same period ended June 30, 1995. The decrease of $82,000 in the three month period and the increase of $21,000 in the six month period were due almost entirely to the effective interest rate and average borrowings in 1996 when compared to 1995.

NET INCOME. The Company's net income increased $246,000 or 664.9% to $283,000 or $.04 per share for the three months ended June 30, 1996 from $37,000 or $.01 per share for the same period ended June 30, 1995. For the six months ended June 30, 1996 the Company's net income increased $399,000 or 353.1% to $512,000 or $.07 per share from $113,000 or $.02 per share for the same period ended June 30, 1995.


LIQUIDITY AND CAPITAL RESOURCES. The Company had a working capital deficit of $1,396,000 at December 31, 1995 and a working capital deficit of $484,000 as of June 30, 1996. The change is primarily due to the increase in accounts receivable and the decrease in notes payable. Notes payable at June 30, 1996 consisted of a $187,000 unsecured note issued in connection with a non-compete agreement, which was paid on July 31, 1996 and $955,000 on the revolving line of credit.

In January 1996, the Company paid $354,986 to retire the debt assumed in the Pro Source acquisition. On February 1, 1996 the Company paid $500,000 plus the related accrued interest on the $1,000,000 unsecured Convertible Note outstanding at December 31, 1995, which was then cancelled and exchanged with the Replacement Convertible Note due August 1, 1996. The Replacement Convertible Note bore interest at the prime rate plus 2%. On June 26, 1996 this $500,000 unsecured Convertible Note was converted with its related accrued interest into 222,856 shares of the Company's common stock at the conversion price of $2.3375 per share representing 85% of the average bid price of the Company's stock over the immediately preceding 10 days.

The debt paid in January and February of 1996 was financed from cash flows from operations, borrowings from the revolving line of credit, and cash. To satisfy the remaining debt obligations, the Company intends to use borrowings from the revolving line of credit and future cash flows from operations.

In February 1996, the Company entered into a revolving line of credit agreement which provides for a maximum borrowing of $1,500,000 through May 31, 1997. The $850,000 line of credit existing at December 31, 1995, was terminated in February 1996. Management believes the $1,500,000 line of credit is sufficient to fund operations at contemplated levels. As of July 31, 1996 the Company has borrowed $1,096,000 on the revolving line of credit.


On April 24, 1996 the holder of a $500,000 unsecured Convertible Note converted the debt and related accrued interest into 234,099 shares of the Company's common stock at the conversion price of $2.3375 per share representing 85% of the average bid price of the Company's stock over the immediately preceding 10 days. The $1,000,000 non-interest bearing note was paid to the Seller of Fitness Systems on April 6, 1996. The Company used $1,000,000 from the revolving line of credit to retire this debt.

As of June 30, 1996, the Company's principal sources of liquidity included cash and cash equivalents of $46,000 and trade accounts receivable of $4,325,000 and a line of credit of $1,500,000 at a rate of prime plus 2% of which $955,000 was outstanding at June 30, 1996. The decrease in cash and increase in trade accounts receivable from December 31, 1995 to June 30, 1996 is primarily due to the Company's acquisition of Pro Source and the repayment of the assumed debt.

The Company's strategy is to continue to expand its operations through acquisitions and to improve profitability of the physical therapy clinics purchased through the consolidation of the clinics' operating expenses. Management anticipates that the purchase prices paid for future acquisitions will be similar to the prices paid to date and payment terms may be a combination of cash, notes payable, and where appropriate, shares of Common Stock, with a portion of the purchase price to be paid at closing and, where appropriate, a portion contingent upon achievement of earn-out criteria. As a result of government health care regulations, however, the use in the future of notes payable, earn-out arrangements or Common Stock may be limited. Future financings may result in dilution to holders of Common Stock. It is anticipated that funds required for future acquisitions and the integration of acquired businesses with the Company will be provided from operating cash flow, the proceeds expected from future financings and proceeds from future borrowings. However, there can be no assurance that suitable acquisition candidates will be identified by the Company in the future, that suitable financing for any such acquisitions can be obtained by the Company or that any such acquisitions will occur.

Future acquisitions may adversely affect cash flows from operating activities due to average daily revenues outstanding on physical therapy clinic's accounts receivable ranging from 75 to 100 days.

As a publicly-owned corporation, the Company has and will incur additional expenses due to being a public company. The Company's growth strategy will require expanded patient services and support, increased personnel throughout the Company, expanded operational and financial systems and implementation of new control procedures. These factors will affect future results and liquidity.

In order to conserve capital resources, the Company's policy is to lease its physical facilities. As of June 30, 1996, the Company has no material commitments to purchase capital assets.

The Company does not believe that inflation has had a significant impact of the results of its operations.

ACCOUNTING PRONOUNCEMENTS In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which will be effective for financial statements for fiscal years beginning after December 15, 1995. The statement requires that such long-lived assets used by the entity be reviewed for impairment whenever the carrying amount of an asset may not be recoverable. The Company has determined that the carrying amounts of its long-lived assets and intangibles at December 31, 1995 are recoverable through expected cash flows from the use of such assets. The Company does not currently expect this new standard to have a significant impact on future results of operations.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which requires adoption of the disclosure provisions no later than fiscal years beginning after December 15, 1995 and adoption of the recognition and measurement provisions for nonemployee transactions no later than after December 15, 1995. The new standard defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

Pursuant to the new standard, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but would be required to disclose in a note to financial statements pro forma net income (loss) and earnings (loss) per share as if the company had applied the new method of accounting.

The accounting requirements of the new method are effective for all employee awards granted after the beginning of the fiscal year of adoption. The Company has determined it will elect not to change to the fair value method for employee stock based transactions. Adoption of the new standard for non-employee awards did not effect the Company's cash flows.

SECURITIES LITIGATION REFORM ACT Except for the historical information contained herein, the matters discussed in this quarterly report are forward-looking statements which involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, and other factors discussed in the Company's filings with the Securities and Exchange Commission.

Therefore, if for any reason, the Company's planned operations require more capital than anticipated, revenues do not increase as planned, or operating income is less than planned, the Company may need additional financing in order to maintain its operations. There can be no assurance that the Company would be able to obtain any required additional financing when needed or that such financing, if obtained, would be on terms favorable or acceptable to the Company.

                          PART II. - OTHER INFORMATION

Item 1.                         Legal Proceedings

From time to time, the Company may become involved in various claims and lawsuits incident to the operation of its business, including claims arising from accidents or from the negligent provision of physical therapy services.

On May 17, 1996, the Company was named as a defendant in a lawsuit entitled WARREN M. HARGRAVE V. KATHRYN MEEKS, ET AL, brought in the Superior Court of California, County of Santa Clara. The plaintiff alleged medical malpractice in connection with the provision of physical therapy services at the Company's physical therapy clinic. The plaintiff did not claim a specified amount of damages. The Company tendered the defense of this claim to its insurance carrier. The insurance carrier's initial response was that there would be no insurance coverage for the liability represented by this litigation; however, the carrier is re-examining its position. The Company has filed its answer on July 24, 1996 and will defend it vigorously. The Company believes that the outcome of this claim will not have a material adverse effect on the financial position or results of operations of the Company. On July 8, 1996, the Company received a Notice of Intent to Bring an Action within 90 days by Florence Bloxsom who resides in California. Ms. Bloxsom alleges medical malpractice in connection with the provision of physical therapy services at the Company's physical therapy clinic in Newport Beach, California. The Notice made no claim for a specified amount of damages. The Company believes this claim is without merit and will defend it vigorously if and when it is filed. The Company believes that the outcome of this claim will not have a material adverse effect on the financial position or results of operations of the Company.

On April 17 of 1996, a former employee filed a claim entitled JULIANNA GATZA V. HEALTH FITNESS CORPORATION AND HURLEY HEALTH SERVICES before the Circuit Court of Genessee County in the State of Michigan, alleging wrongful termination of employment and discrimination. The plaintiff has not claimed a specified amount of damages. The Company tendered the defense of this claim to its insurance carrier; and the insurance carrier's response has been that there would be no insurance coverage for the liability represented by this litigation. The Company has filed its answer, believes this claim is without merit and will defend it vigorously. The Company believes that the outcome of this claim will not have a material adverse effect on the financial position or results of operations of the Company.

In July of 1995, a former Fitness Systems employee filed a claim entitled FELICIA DAVIS V. FITNESS SYSTEMS before the New York Executive Department Division of Human Rights, Case No. 1D-E-R-95-4602787-E, alleging constructive discharge due to her race in violation of the New York state human rights law in connection with her voluntary resignation of her employment with Fitness Systems. The plaintiff has not claimed a specified amount of damages. The Company believes this claim is without merit and will defend it vigorously. The Company believes that the outcome of this claim will not have a material adverse effect on the financial position or results of operations of the Company.

In 1994, the former program director of a fitness center operated by Fitness Systems initiated a lawsuit against Fitness Systems entitled JOANN TODARA V. FITNESS SYSTEMS, INC., Superior Court of New Jersey, Middlesex County, Case No. L-4191-94, alleging disability discrimination under New Jersey law. Fitness Systems answered the complaint and has aggressively defended the action. Discovery is on-going and a trial calendar date of September 24, 1996 has been set. The plaintiff requests punitive damages in her complaint. The Company believes the outcome of this dispute will not have a material adverse effect on its financial condition or results of operation.

In 1993, a lawsuit entitled GEORGE M. KLAPAKIS V. FITNESS SYSTEMS, INC., ET AL., was commenced in Los Angeles Superior Court, Case No. YC007999.. The matter involves an employee of a client of Fitness Systems who was disciplined by that client for alleged sexual harassment of a Fitness Systems employee. The discipline involved a 30-day suspension without pay; the plaintiff remains an employee of the client company. The employee has alleged sex and national origin discrimination along with certain common law claims, including defamation. The employee's complaint includes a request for punitive damages. On August 14, 1995, the defendants in this action filed a motion for summary judgment on each of the plaintiff's causes of action and summary judgment, together with costs, was granted in favor of the defendants on January 25, 1996. Plaintiff has now appealed the decision and the Court of Appeals has not yet set dates for briefing or oral argument. The Company intends to continue to vigorously defend this lawsuit, which it believes is without merit, and will oppose any appeal by the plaintiff.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         The annual meeting of shareholders of Health Fitness Physical Therapy, Inc. was held at 3:00 pm on Monday June 3, 1996. Shareholders holding 4,646,892 shares, or approximately 72.1% of outstanding shares were represented at the meeting by proxy or in person. Matters submitted at the meeting for vote by the shareholders were as follows:

         a.       Election of Directors.

                  The following nominees were elected to serve as members of the Board of Directors until such time as a successor may be elected: Number of Votes

                                                    For           Withheld        Abstain
                   Loren S. Brink                4,631,967         14,925           NONE
                   John W. Morton                4,631,967         14,925           NONE
                   Charles E. Bidwell            4,631,967         14,925           NONE
                   James A Bernards              4,631,967         14,925           NONE
                   George E. Kline               4,631,967         14,925           NONE
                   William T. Simonet, M.D.      4,631,967         14,925           NONE
                   Robert K. Spinner             4,631,967         14,925           NONE

         All of the foregoing individuals are incumbent directors and represent re-elections.

         b. Approval of the amendment to the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock from 12,000,000 to 25,000,000. No change was made in the number of authorized shares of Preferred Stock. As a result of the amendment, the total authorized shares of capital stock of the Company (including both Common and Preferred) increased from 17,000,000 to 30,000,000 shares.

         Shareholders approved the amendment to the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock from 12,000,000 to 25,000,000 with a vote of 4,334,390 shares in favor, 181,466 shares against, and 131,036 shares abstained. As a result of the amendment, the total authorized shares of capital stock of the Company (including both Common and Preferred) increased from 17,000,000 to 30,000,000 shares.

         c.  Ratification of selection of independent auditors.


         Shareholders ratified the selection of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending December 31, 1996 by a vote of 4,119,837 in favor with 14,942 against, 4,405 abstained and 507,708 did not vote.


Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits
                 Exhibit 27 - Financial Data Schedule

         (b)     Reports on Form 8-K

                 The Registrant was not required to file any reports on Form 8-K for the three months ended June 30, 1996.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      HEALTH FITNESS PHYSICAL THERAPY, INC.


Dated:     August 12, 1996                By: /s/Loren S. Brink
                                          -------------------------------------
                                          Loren S. Brink
                                          Chairman, President and Chief
                                          Executive Officer



Dated:     August 12, 1996                By: /s/John W. Morton
                                          -------------------------------------
                                          John W. Morton
                                          Treasurer and Chief Financial Officer