Form 10QSB
period 1996-09-30
HEALTH FITNESS PHYSICAL THERAPY INC
filed 1996-11-14
CIK 886432

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

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

     The number of shares outstanding of each of the registrant's classes of capital stock, as of November 11, 1996 was:

                 Common Stock, $.01 par value, 7,154,376 shares

Transitional Small Business Issuer Format:                    [  ] Yes   [X] No

                         PART I - FINANCIAL INFORMATION
                           Item 1.Financial Statements

             HEALTH FITNESS PHYSICAL THERAPY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                           December 31,           September 30,
                                                                               1995                  1996
                                                                           ------------           -------------

ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                              $    506,652        $        9,297
    Accounts receivable                                                       3,926,332             4,196,549
    Inventory                                                                     -                   436,701
    Prepaid expenses and other                                                  457,638               178,203
                                                                            -----------           -----------
        Total current assets                                                  4,890,622             4,820,750
PROPERTY (net)                                                                  807,414             1,544,551
OTHER ASSETS:
    Goodwill (net)                                                            7,925,834             8,128,390
    Non-compete agreement (net)                                                 363,823               347,375
    Trade accounts receivable (long-term)                                       210,000               370,000
    Other                                                                        85,931               102,148
                                                                            -----------           -----------
                                                                           $ 14,283,624           $15,313,214
                                                                            ===========           ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Notes payable                                                          $  2,654,749           $ 1,430,000
    Trade accounts payable                                                      322,833               491,682
    Accrued salaries, wages and payroll taxes                                 1,212,640             1,278,953
    Other accrued liabilities                                                   745,055               654,203
    Current portion of long-term debt                                           195,168               263,516
    Current portion of obligations under capital leases                          33,388                16,672
    Deferred revenue                                                          1,122,666             1,194,005
                                                                            -----------           -----------
        Total current liabilities                                             6,286,499             5,329,031
LONG-TERM DEBT, less current portion                                            470,965               296,901
OBLIGATIONS UNDER CAPITAL LEASES, less current portion                            3,113                 -
DEFERRED LEASE OBLIGATION                                                       124,113                91,923
STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, authorized 5,000,000 shares, none issued or outstanding
    Common stock, $.01 par value; 12,000,000 and 25,000,000
        shares authorized, 6,437,429  and 7,139,376 shares
        issued and outstanding, respectively                                     64,374                71,394
    Additional paid-in capital                                               10,200,233            11,630,639
    Accumulated deficit                                                      (2,801,270)            (2,026,601)
                                                                            -----------           -----------
                                                                              7,463,337             9,675,432
    Stockholder note and interest receivable                                    (64,403)              (80,073)
                                                                            -----------           -----------
                                                                              7,398,934             9,595,359
                                                                            -----------           -----------
                                                                            $14,283,624           $15,313,214
                                                                            ===========           ===========

                 See notes to consolidated financial statements.

             HEALTH FITNESS PHYSICAL THERAPY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          Three Months Ended                     Nine Months Ended
                                                              September 30,                        September 30,
                                                          ------------------                    ------------------
                                                        1995            1996                   1995            1996
                                                      --------        --------                -------         ------

REVENUES:
    Preventative healthcare                          $3,799,998       $5,209,608              $ 8,322,892      $15,755,012
    Rehabilitative healthcare                         1,417,113        1,661,238                4,588,382        4,988,487
                                                      ---------        ---------              -----------       ----------
                                                      5,217,111        6,870,846               12,911,274       20,743,499

COST OF REVENUES:
    Salaries                                          3,461,736        3,725,974                8,268,791       11,479,294
    Support                                             294,357          414,297                  880,039          979,748
    Occupancy                                           239,237          334,052                  704,244          974,294
    Equipment                                             -              973,957                 -               2,935,880
                                                      ---------       ----------              -----------      -----------
                                                      3,995,330        5,448,280                9,853,074       16,369,216
                                                      ---------       ----------              -----------      -----------
        Gross profit                                  1,221,781        1,422,566                3,058,200        4,374,283
OPERATING EXPENSES:
    Salaries                                            458,187          436,458                1,243,435        1,523,342
    Selling, general, and administrative                526,453          702,917                1,294,601        1,864,070
                                                      ---------       ----------              -----------      -----------
                                                        984,640        1,139,375                2,538,036        3,387,412
                                                      ---------       ----------               ----------      -----------
OPERATING INCOME                                        237,141          283,191                  520,164          986,871


INTEREST INCOME                                           3,313            6,481                   28,007           11,238
INTEREST EXPENSE                                       (265,149)         (27,211)                (459,966)        (223,440)
                                                      ---------       ----------               ----------      -----------
NET (LOSS) INCOME                                    $  (24,695)      $  262,461              $    88,205      $   774,669
                                                      =========       ==========               ==========      ===========

NET  (LOSS) INCOME PER
   COMMON AND COMMON
   EQUIVALENT SHARE                                  $      NIL       $      .04              $       .02      $       .11
                                                      =========       ==========               ==========      ===========

WEIGHTED AVERAGE COMMON
   AND COMMON EQUIVALENT
   SHARES OUTSTANDING                                 5,405,005        7,356,682                5,730,128        7,354,503
                                                      =========       ==========               ==========       ==========


                 See notes to consolidated financial statements.

             HEALTH FITNESS PHYSICAL THERAPY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            Nine Months Ended
                                                                                               September 30,
                                                                                            -----------------
                                                                                         1995                  1996
                                                                                         ----                  ----

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                        $ 88,205           $   774,669
    Adjustment to reconcile net income to net cash (used in)
        provided by operating activities:
        Depreciation and amortization                                                  728,034               780,739
        Deferred revenue                                                                 5,487                (4,940)
        Change in assets and liabilities:
           Trade accounts receivable                                                  (660,277)             (144,551)
           Inventory                                                                     -                   (68,800)
           Prepaid expenses and other                                                   59,788               317,111
           Other assets                                                               (127,571)              (32,406)
           Trade accounts payable                                                     (382,749)             (329,013)
           Accrued liabilities                                                          26,444               (29,110)
                                                                                     ----------            ----------
    Net cash (used in) provided by operating activities                               (262,639)            1,263,699
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property                                                               (48,515)             (758,017)
    Payments for acquisitions, net of liabilities assumed                           (3,209,885)             (197,284)
    Payment in connection with non-compete agreement                                     -                   (25,000)
    Payments in connection with earn-out provisions                                      -                  (102,290)
                                                                                    ----------             ----------
               Net cash used in investing activities                                (3,258,400)           (1,082,591)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings under line of credit                                                  1,370,000             3,256,938
    Repayment of line of credit                                                     (1,370,000)           (1,826,938)
    Proceeds from notes payable                                                      4,100,000                 -
    Repayment of notes payable                                                      (1,445,882)           (2,041,928)
    Borrowings of long-term debt                                                        -                    113,000
    Repayment of long-term debt                                                         -                   (257,937)
    Financing costs                                                                   (174,965)                -
    Payments on capital lease obligations                                              (78,395)              (26,595)
    Proceeds from issuance of common stock                                             496,812               120,667
    Payments of common stock issuance costs                                            (56,010)                -
    Advances on notes receivable                                                       (73,011)              (15,670)
    Payments received on notes receivable                                               25,000                 -
                                                                                    ----------             ----------
               Net cash provided by  (used in) financing activities                  2,793,549              (678,463)
                                                                                    ----------             ----------
NET DECREASE IN CASH AND
    CASH EQUIVALENTS                                                                  (727,490)             (497,355)
CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                                                              1,976,321               506,652
                                                                                    ----------             ----------
CASH AND CASH EQUIVALENTS AT END OF
    PERIOD                                                                         $ 1,248,831            $    9,297
                                                                                    ==========             ==========

                 See notes to consolidated financial statements

             HEALTH FITNESS PHYSICAL THERAPY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.        BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the annual financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995. In the opinion of management, the interim consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the results for interim periods presented. Operating results for the three and nine months ended September 30, 1996 are not necessarily indicative of the operating results for the year ending December 31, 1996.

Inventories are recorded at the lower of cost (First-in, first-out basis) or market.

Goodwill represents the excess of the purchase price and related costs over the fair value of the net assets of the business acquired. Goodwill relating to the acquisition of operators of corporate fitness centers is being amortized on a straightline basis over 20 years. Goodwill relating to the acquisitions of physical therapy clinics and a supplier of fitness equipment is being amortized on a straightline basis primarily over 15 years.

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

                                                  1995                    1996

Revenues                                     $15,519,000             $20,743,000
Cost of revenues                              12,060,000              16,519,000
                                              ----------              ----------
Gross profit                                   3,459,000               4,224,000
Operating expenses                             3,193,000               3,449,000
                                              ----------              ----------
Net income                                   $   266,000             $   775,000
                                             ===========              ==========
Net income per common and
   common equivalent share                   $       .05             $       .11
                                             ===========              ==========
Weighted average common and common
   equivalent shares outstanding               5,730,000               7,355,000
                                             ===========              ==========

On January 11, 1996, the Company completed the acquisition of all of the assets and assumed the liabilities of closely-held Pro Source Fitness, Inc. ("Pro Source"), a Minnesota-based supplier of fitness equipment and services. This acquisition was accounted for under the purchase method of accounting, and accordingly, the Consolidated statements of operations included results of operations of Pro Source since January 1, 1996. In connection with the acquisition, assets purchased, liabilities assumed, and cash consideration paid were as follows:

Assets acquired:
     Cash                                                 $       9,648
     Accounts receivable                                        285,666
     Inventory                                                  367,901
     Property                                                   237,745
     Prepaid expenses and other                                  37,676
     Excess of purchase price over net assets acquired          135,369
                                                           ------------
                                                              1,074,005
Liabilities assumed:
     Accounts payable                                           497,862
     Accrued expenses and other                                 116,795
     Debt                                                       361,752
                                                           ------------
                                                                976,409
                                                           ------------
Cash consideration paid                                    $     97,596
                                                           ============

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

On April 1, 1996, the Company purchased the assets of Christopher Breuleux, a sole proprietor engaged in the business of providing preventative healthcare development consulting services, for $84,336 plus certain stock options granted to Mr. Breuleux. The Company has granted Mr. Breuleux stock options to purchase up to 25,000 shares of the Company's stock at $3.00 per share.

On July 2, 1996, the Company purchased the assets of Physical Therapy of Red Wing, a general partnership engaged in the operation of an outpatient physical therapy clinic, for $25,000. The Company also entered into a non-compete agreement with the sellers which called for a lump sum payment of $25,000. The non-compete agreement covers a period of two years and prohibits the sellers from directly or indirectly competing with the Company within twenty-five miles of the city of Red Wing, Minnesota.

NOTE 3.    DEBT

In January 1996, the Company paid $354,986 to retire the debt assumed in the Pro Source acquisition. On February 1, 1996 the Company paid $500,000 plus the related accrued interest on the $1,000,000 unsecured Convertible Note outstanding at December 31, 1995, which was then cancelled and exchanged for a replacement $500,000 unsecured Convertible Note (the "Replacement Convertible Note") due August 1, 1996. The Replacement Convertible Note bore interest at the prime rate plus 2%. The holder of the Replacement Convertible Note had the option to convert the debt into shares of the Company's common stock at a conversion price of the lesser of 85% of the average bid price of the Company's stock over the immediately preceding 10 days or $3.33 per share beginning June 1, 1996. In connection with the cancellation of the $1,000,000 Convertible Note and exchange for the Replacement Convertible Note, the Company reduced the purchase price of the warrants issued in connection with the $1,000,000 unsecured Convertible Note from $4 per share to $3 per share. A value of $40,000 was assigned to the repricing of the warrants based on independent appraisal. This cost was amortized using the interest method from the date of issuance to the earlier of the due date or conversion. On June 26, 1996, the holder of this $500,000 unsecured Convertible Note converted the debt and related accrued interest into 222,856 shares of the Company's common stock at the conversion price of $2.3375 per share representing 85% of the average bid price of the Company's stock over the immediately preceding 10 days.

In February 1996, the Company entered into a revolving line of credit agreement which provides for a maximum borrowing of $1,500,000 through May 31, 1997. Interest on outstanding borrowings under the line of credit is payable monthly and is computed at the prime rate plus 2%. Borrowings under the line of credit are secured by substantially all the Company's assets and personally guaranteed by the Company's president. The agreement contains various restrictive covenants relating to minimum levels of net worth and quarterly net income levels, limitations on additional indebtedness, and other matters. The $850,000 line of credit existing at December 31, 1995, was terminated in February 1996. As of September 30, 1996 the Company has borrowed $1,430,000 on the revolving line of credit.

On April 6, 1996, the Company paid the $1,000,000 non-interest bearing note to the Seller of Fitness Systems using $1,000,000 from the revolving line of credit to finance the transaction.

On April 24, 1996, the holder of a $500,000 unsecured Convertible Note converted the debt and related accrued interest into 234,099 shares of the Company's common stock at the conversion price of $2.3375 per share representing 85% of the average bid price of the Company's stock over the immediately preceding 10 days.

On June 15, 1996, the Company entered into a $113,000 note payable. The note requires monthly payments of $5,209 including interest at 9.9% through June 1998. The note is secured by various pieces of exercise equipment.

On July 31, 1996, the Company paid $206,938, including accrued interest of $19,996, to the holder of a note payable.

NOTE 4.   STOCKHOLDERS' EQUITY

On April 6, 1996, the Company issued 40,000 shares of common stock to the sellers of Fitness Systems as a portion of the consideration, that was withheld for one year, pursuant to the Stock Purchase Agreement dated March 24, 1995.

On April 24, 1996, the holder of a $500,000 unsecured Convertible Note converted the debt and related accrued interest into 234,099 shares of the Company's common stock at the conversion price of $2.3375 per share representing 85% of the average bid price of the Company's stock over the immediately preceding 10 days.

On June 26, 1996, the holder of the $500,000 Replacement Convertible Note converted the debt and related accrued interest into 222,856 shares of the Company's common stock at the conversion price of $2.3375 per share representing 85% of the average bid price of the Company's stock over the immediately preceding 10 days.

During the nine months ended September 30, 1996, the Company received proceeds of $120,667 when a stock option and warrant holder exercised his right to purchase a total of 204,992 shares of common stock at a price of $.58875 per share.

NOTE 5. INCOME TAXES

The provision for income taxes at September 30, 1996 and 1995 has been offset by net operating loss carryforwards through a reduction in the valuation allowance.

As of September 30, 1996, the Company has approximately $2,300,000 of federal and state net operating loss carryforwards. These carryforwards expire in varying amounts from 2004 to 2009. Approximately $2,000,000 of the net operating loss is limited under Internal Revenue Code Section 382.

NOTE 6.   NET INCOME PER SHARE

Income per share of common and common equivalent was computed by dividing net income by the weighted average number of shares of common and common equivalent shares outstanding during each period.

This amount includes 257,143 contingent shares assumed to be issued to the sellers of Fitness Systems for the three and nine months ended September 30, 1996, based on the closing sale price of the Company's stock on September 30, 1996. The Company has contractually agreed with the Sellers of Fitness Systems that if the average closing sale price of the Company's publicly traded stock during the fourth calendar quarter of 1996 does not reach at least $6.00 per share, the Company is obligated to issue sufficient additional shares of stock so that the aggregate value of the stock consideration equals $1,200,000 based on the same three month average price calculation. Options and warrants were not included as common stock equivalents for the three or nine months ended September 30, 1996 due to their antidilutive effect.

This amount also includes common stock equivalents of 454,574 for the nine months ended September 30, 1995 from the assumed exercise of outstanding options and warrants using the treasury stock method and the assumed issuance of contingent shares. Common stock equivalents were not included as common stock equivalents for the three months ended September 30, 1995 due to their antidilutive effect for the period in which the Company had a net loss.

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
Results of Operations

The following table sets forth, for the periods indicated, information derived from the consolidated statements of operations of the Company:

                                                                    For The Three Months Ended September 30,
                                                                    ----------------------------------------
                                                                1995                                     1996
                                                                ----                                     ----

REVENUES:
Preventative healthcare                               $3,800,000          72.8%                $5,210,000           75.8%
Rehabilitative healthcare                              1,417,000          27.2                  1,661,000           24.2
                                                      ----------        ------                  ---------         ------
      Total revenues                                   5,217,000         100.0                  6,871,000          100.0
COST OF REVENUES                                       3,995,000          76.6                  5,449,000           79.3
                                                       ---------        ------                  ---------         ------
GROSS PROFIT                                           1,222,000          23.4                  1,422,000           20.7
OPERATING EXPENSES                                       985,000          18.9                  1,139,000           16.6
                                                      ----------        ------                  ---------         ------
OPERATING INCOME (LOSS):
Preventative healthcare                                  544,000                                  686,000
Rehabilitative healthcare                                101,000                                  115,000
Corporate                                               (408,000)                                (518,000)
                                                       ---------                                ---------
      Total operating income                             237,000           4.5                    283,000            4.1
OTHER EXPENSES, NET                                      262,000           5.0                     21,000            0.3
                                                      ----------        ------                  ---------         ------
NET (LOSS) INCOME                                     $  (25,000)         (0.5)%                $ 262,000            3.8%
                                                      ==========        =======                 =========         ======


                                                               For The Nine Months Ended September 30,
                                                               ---------------------------------------
                                                             1995                                     1996
                                                             ----                                     ----
REVENUES:
Preventative healthcare                               $8,323,000          64.5%               $15,755,000           76.0%
Rehabilitative healthcare                              4,588,000          35.5                  4,988,000           24.0
                                                     -----------        ------                  ---------         ------
      Total revenues                                  12,911,000         100.0                 20,743,000          100.0
COST OF REVENUES                                       9,853,000          76.3                 16,369,000           78.9
                                                     -----------        ------                 ----------         ------
GROSS PROFIT                                           3,058,000          23.7                  4,374,000           21.1
OPERATING EXPENSES                                     2,538,000          19.7                  3,387,000           16.3
                                                     -----------        ------                -----------         ------
OPERATING INCOME (LOSS):
Preventative healthcare                                  922,000                                1,727,000
Rehabilitative healthcare                                633,000                                  650,000
Corporate                                             (1,035,000)                              (1,390,000)
                                                     -----------                              -----------
      Total operating income                             520,000           4.0                    987,000            4.8
OTHER EXPENSES, NET                                      432,000           3.3                    212,000            1.1
                                                     -----------        ------                -----------         ------
NET INCOME                                           $    88,000           0.7%              $    775,000            3.7%
                                                     ===========        ======                ===========         ======

General.  The Company is engaged in two principal lines of business  (segments):
(i) preventative healthcare and (ii) rehabilitative healthcare. Preventative healthcare includes the development, marketing and management of corporate and hospital-based fitness centers and the sale of fitness equipment and service. Rehabilitative healthcare relates to the operation of physical therapy clinics that provide a full range of rehabilitation services.

The Company's preventative healthcare revenues come from the management and consulting contracts and agreements and the sales of fitness equipment and service. The management and consulting contracts and agreements provide for specific management, consulting, and program fees and contain provisions for modification, termination, and non-renewal.

The Company's rehabilitation revenues are comprised of physical therapy services provided to patients at Company owned locations and at hospital and corporate locations. Net revenues are a function of the number of patients treated, the payor mix and the average net charge per treatment. Consequently, two patients provided substantially similar treatments may result in different net revenues because of differing reimbursement environments.

The Company incurs costs at three levels: (i) revenue generating sites, (ii) regional sites that work closely with the revenue generating sites, and (iii) general corporate costs. Management views the operational expenses of the regional sites to be an integral component of the revenue generating sites. Therefore, the discussion that follows is of revenues and operating income.

Revenues. Revenues increased $1,654,000 or 31.7% to $6,871,000 for the three months ended September 30, 1996 from $5,217,000 for the same period ended September 30, 1995. Revenues increased $7,832,000 or 60.7% to $20,743,000 for the nine months ended September 30, 1996 from $12,911,000 for the same period ended September 30, 1995. The increase in preventative healthcare revenues of $1,410,000 for the three months ended September 30, 1996 is due to the addition of several fitness center management contracts, the increase in consulting revenue and the acquisition of a fitness equipment dealer on January 11, 1996. The increase in preventative healthcare revenues of $7,432,000 for the nine months ended September 30, 1996 is primarily due to the acquisition of Fitness Systems on April 6, 1995 and the acquisition of a fitness equipment dealer on January 11, 1996. The increase in rehabilitative healthcare revenues of $244,000 and $400,000 for the three and nine month periods ended September 30, 1996, when compared to the same periods in 1995, is primarily due to the increase in the number of patient visits at one clinic as the result of adding an additional physical therapist.

Preventative healthcare revenues are expected to be relatively consistent on a quarterly basis in 1996. On a quarterly basis in 1997, preventative healthcare revenues are expected to increase as a result of adding management contracts and increased sales of fitness equipment. Rehabilitative healthcare revenues are anticipated to fluctuate on a quarterly basis in 1996. Based on limited historical information, rehabilitative healthcare revenues are relatively consistent in the first three quarters but decrease approximately 25% in the fourth quarter. Rehabilitative healthcare revenues are anticipated to increase on a quarterly basis in 1997 as a result of performing physical therapy on site at additional corporate fitness centers, increasing the number of physical therapists at existing clinics, and potential acquisitions of physical therapy clinics. See "Liquidity and Capital Resources."

Operating Income. Operating income increased $46,000 or 19.4% to $283,000 for the three months ended September 30, 1996 from $237,000 for the same period ended September 30, 1995. Operating income increased $467,000 or 89.8% to $987,000 for the nine months ended September 30, 1996 from $520,000 for the same period ended September 30, 1995. The increase in operating income for the three months ended September 30, 1996 is due to an increases of $142,000 in preventative healthcare and $14,000 in rehabilitative healthcare, partially offset by an increase of $110,000 in corporate operating costs. The increase in operating income for the nine months ended September 30, 1996 is due to increases of $805,000 in preventative healthcare and $17,000 in the rehabilitative healthcare, partially offset an increase of $355,000 in corporate operating costs.

The increase in operating income in preventative healthcare for the three months ended September 30, 1996 is primarily due to the acquisition of a fitness equipment dealer on January 11, 1996 and an increase in consulting revenue. The increase in preventative healthcare operating income for the nine months ended September 30, 1996 is primarily due to the acquisition of an operator of corporate fitness centers on April 6, 1995 and the acquisition of a fitness equipment dealer on January 11, 1996.

Operating income in preventative healthcare for the three months ended September 30, 1996 did not increase commensurate with the increase in revenues for this segment primarily due to the lower margins associated with the equipment sales added as a result of the acquisition of a fitness equipment dealer. Operating income, as a percentage of revenues, in preventative healthcare for the nine months ended September 30, 1996 remained relatively consistent with that of the same period in 1995 due to increased consulting revenue being offset by lower margins in equipment sales.

The increase in operating income in the rehabilitative healthcare segment for the three and nine months ended September 30, 1996 is due to the sale of one underperforming clinic in January 1995 and the addition of a physical therapist at one clinic in January 1996, which are partially offset by the expenses incurred to improve the Company's management and information systems. Operating income in rehabilitative healthcare for the three and nine months ended September 30, 1996 did not increase commensurate with the increase in revenues for this segment primarily due to the expenses incurred to improve the Company's management and information systems.

The increase in corporate operating costs for the three and nine months ended September 30, 1996 is directly related to the acquisitions of an operator of corporate fitness centers in April 1995 and a fitness equipment dealer in January 1996. The increase is primarily due to the increase in depreciation and amortization as a result of these acquisitions.

Preventative healthcare operating income is expected to increase in both the corporate fitness and equipment sales environments, with operating income, as a percentage of revenues, remaining consistent with that experienced during the nine months ended September 30, 1996. Rehabilitative healthcare operating income is expected to increase on a quarterly basis as a result of continued centralization of accounting and marketing functions of the companies acquired to date. Corporate expense increases are anticipated to be consistent with the increases in revenue.

Other Expense (Interest Expense/Income). Interest expense, net of interest income decreased $241,000 or 92.0% to $21,000 for the three months ended September 30, 1996 from $262,000 for the same period ended September 30, 1995. Interest expense, net of interest income decreased $220,000 or 50.9% to $212,000 for the nine months ended September 30, 1996 from $432,000 for the same period ended September 30, 1995. The decreases of $241,000 in the three month period and $220,000 in the nine month period were due to the lower average borrowings in 1996 when compared to 1995.

Net Income (Loss). The Company's net income increased $287,000 to $262,000 or $.04 per share for the three months ended September 30, 1996 from a loss of $25,000 for the same period ended September 30, 1995. For the nine months ended September 30, 1996 the Company's net income increased $687,000 or 780.7% to $775,000 or $.11 per share from $88,000 or $.02 per share for the same period ended September 30, 1995.


Liquidity and Capital Resources. The Company had a working capital deficit of $1,396,000 at December 31, 1995 and a working capital deficit of $508,000 as of September 30, 1996. The change is primarily due to the increase in accounts receivable and the decrease in notes payable. Notes payable at September 30, 1996 consisted of the revolving line of credit.

In January 1996, the Company paid $354,986 to retire the debt assumed in the Pro Source acquisition. On February 1, 1996, the Company paid $500,000 plus the related accrued interest on the $1,000,000 unsecured Convertible Note outstanding at December 31, 1995, which was then cancelled and exchanged with the Replacement Convertible Note due August 1, 1996. The Replacement Convertible Note bore interest at the prime rate plus 2%. On June 26, 1996, this $500,000 unsecured Convertible Note was converted with its related accrued interest into 222,856 shares of the Company's common stock at the conversion price of $2.3375 per share representing 85% of the average bid price of the Company's stock over the immediately preceding 10 days.

The debt paid in January and February of 1996 was financed from cash flows from operations, borrowings from the revolving line of credit, and cash.

In February 1996, the Company entered into a revolving line of credit agreement which provides for a maximum borrowing of $1,500,000 through May 31, 1997. The $850,000 line of credit existing at December 31, 1995, was terminated in February 1996. Management believes the $1,500,000 line of credit and cash flows from operating activities are sufficient to fund operations at current levels, but that anticipated acquisitions in the Company's rehabilitative business will require additional financing. As of October 31, 1996, the Company has borrowed $1,077,000 on the revolving line of credit.

On April 24, 1996, the holder of a $500,000 unsecured Convertible Note converted the debt and related accrued interest into 234,099 shares of the Company's common stock at the conversion price of $2.3375 per share representing 85% of the average bid price of the Company's stock over the immediately preceding 10 days. The $1,000,000 non-interest bearing note was paid to the Seller of Fitness Systems on April 6, 1996. The Company used $1,000,000 from the revolving line of credit to retire this debt.

On July 31, 1996, the Company paid $206,938, including accrued interest of $19,996, to the holder of a note payable using cash provided by operating activities to finance the transaction.

On October 1, 1996, the Company entered into a software license agreement and a computer consulting agreement with Aspen Information Systems, Inc. These agreements require the Company to make cash payments of $420,000 within the next calendar year. The Company expects to use cash provided by operating activities to finance the transaction.

On October 15, 1996, the Company entered into a system design and implementation agreement with Practice Management Consultants, Inc.("PMC") pursuant to which PMC will design and implement various management systems for the management of the Company's rehabilitative healthcare business. The agreement requires the Company to pay all expenses incurred by PMC in connection with this agreement through 1997. Costs associated with this agreement, including purchases for equipment and software, are estimated to be in excess of $1,000,000. The Company expects to use cash provided by operating activities and future borrowings to finance the design and implementation of such systems.

As of September 30, 1996, the Company's principal sources of liquidity included cash and cash equivalents of $9,000, trade accounts receivable of $4,567,000 and a line of credit of $1,500,000 at a rate of prime plus 2% of which $1,430,000 was outstanding at September 30, 1996. The decrease in cash and increase in trade accounts receivable from December 31, 1995 to September 30, 1996 is primarily due to the Company's acquisition of Pro Source and the repayment of the assumed debt.

The Company's strategy is to continue to expand its rehabilitative healthcare operations through acquisitions and to improve profitability of the physical therapy clinics purchased through the consolidation of the clinics' operating expenses. Management anticipates that the purchase prices paid for future acquisitions will be similar to the prices paid to date and payment terms may be a combination of cash, notes payable, and where appropriate, shares of Common Stock, with a portion of the purchase price to be paid at closing and, where appropriate, a portion contingent upon achievement of earn-out criteria. As a result of government health care regulations, however, the use in the future of notes payable, earn-out arrangements or Common Stock may be limited. Future financings may result in dilution to holders of Common Stock. It is anticipated that funds required for future acquisitions and the integration of acquired businesses with the Company will be provided from operating cash flow, the proceeds expected from future financings and proceeds from future borrowings. However, there can be no assurance that suitable acquisition candidates will be identified by the Company in the future, that suitable financing for any such acquisitions can be obtained by the Company or that any such acquisitions will occur.

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

Accounting Pronouncements. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed of", which will be effective for financial statements for fiscal years beginning after December 15, 1995. The statement requires that such long-lived assets used by the entity be reviewed for impairment whenever the carrying amount of an asset may not be recoverable. The Company has determined that the carrying amounts of its long-lived assets and intangibles at December 31, 1995 are recoverable through expected cash flows from the use of such assets. The Company does not currently expect this new standard to have a significant impact on future results of operations.

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

Securities  Litigation  Reform  Act.  Except  for  the  historical   information
contained herein, the matters discussed in this quarterly report are forward-looking statements which involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, and other factors discussed in the Company's filings with the Securities and Exchange Commission.

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

On May 17,  1996,  the Company was named as a  defendant  in a lawsuit  entitled
Warren M. Hargrave v. Kathryn Meeks, et al, brought in the Superior Court of California, County of Santa Clara. The plaintiff alleged medical malpractice in connection with the provision of physical therapy services at the Company's physical therapy clinic. The plaintiff did not claim a specified amount of damages. The Company tendered the defense of this claim to its insurance carrier. The insurance carrier's initial response was that there would be no insurance coverage for the liability represented by this litigation; however, the carrier is re-examining its position. The Company has filed its answer on July 24, 1996, has taken the plaintiff's deposition and will defend it vigorously. The Company believes that the outcome of this claim will not have a material adverse effect on the financial position or results of operations of the Company.

On July 8, 1996, the Company received a Notice of Intent to Bring an Action within 90 days by Florence Bloxsom who resides in California. Ms. Bloxsom alleges medical malpractice in connection with the provision of physical therapy services at the Company's physical therapy clinic in Newport Beach, California. The Notice made no claim for a specified amount of damages. The Company tendered the defense of this potential claim to its insurance carrier. No action was taken within the 90-day period by the plaintiff, and the Company believes this claim is without merit and will defend it vigorously if and when it is filed. The Company believes that outcome of this claim will not have a material adverse effect on the financial position or results of operations of the Company.

On April 17, 1996, a former employee filed a claim entitled Julianna Gatza v. Health Fitness Corporation and Hurley Health Services before the Circuit Court of Genessee County in the State of Michigan, alleging wrongful termination of employment and discrimination. The plaintiff has not claimed a specified amount of damages. The Company tendered the defense of this claim to its insurance carrier; and the insurance carrier's response has been that there would be no insurance coverage for the liability represented by this litigation. The Company has filed its answer, believes this claim is without merit and will defend it vigorously. The Company plans to take the plaintiff's deposition in late November 1996. The Company believes that the outcome of this claim will not have a material adverse effect on its financial position or results of operations.

In July 1995, a former Fitness Systems employee filed a claim entitled Felicia Davis v. Fitness Systems before the New York Executive Department Division of Human Rights, Case No. 1D-E-R-95-4602787-E, alleging constructive discharge due to her race in violation of the New York state human rights law in connection with her voluntary resignation of her employment with Fitness Systems. This case was withdrawn in August 1996.

In 1994, the former program director of a fitness center operated by Fitness Systems initiated a lawsuit against Fitness Systems entitled Joann Todara v. Fitness Systems, Inc., Superior Court of New Jersey, Middlesex County, Case No. L-4191-94, alleging disability discrimination under New Jersey law. Fitness Systems answered the complaint and has aggressively defended the action. This case was settled in October 1996, the terms of which will not have a material adverse effect on the Company's financial condition or results of operation.

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

         None.

Item 5.            Other Information

         None.

Item 6.            Exhibits and Reports on Form 8-K

         (a)     Exhibits
                 3.1 - Articles of Incorporation, as amended, of the Company *3.2 - Restated By-Laws of the Company
                 *4.1 - Specimen  of Common Stock Certificate
                 27 - Financial Data Schedule


         * Incorporated by reference to the Company's Registration Statement on Form SB-2 No. 33-83784C.

          (b)     Reports on Form 8-K

          The Registrant was not required to file any reports on Form 8-K for the three months ended September 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      HEALTH FITNESS PHYSICAL THERAPY, INC.




Dated:   November 11, 1996                        By: /s/Loren S. Brink
                                                   Loren S. Brink
                                                   Chairman, President and Chief
                                                   Executive Officer



Dated:   November 11, 1996                        By: /s/Charles E. Bidwell
                                                   Charles E. Bidwell
                                                   Chief Financial Officer