Form 10KSB40
period 1996-12-31
HEALTH FITNESS PHYSICAL THERAPY INC
filed 1997-04-15
CIK 886432

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

               [x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1996

                         Commission File Number: 0-25064

                      HEALTH FITNESS PHYSICAL THERAPY, INC.
        (Exact name of small business issuer as specified in its charter)

         Minnesota                                             41-1580506
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization                              Identification No.)

          3500 W. 80th Street, Suite 130, Bloomington, Minnesota, 55431
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (612) 831-6830

           Securities registered under Section 12(b) of the Act: None
             Securities registered under Section 12(g) of the Act:
                          Common Stock, $.01 par value

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

     State issuer's revenues for its most recent fiscal year: $28,514,000

     As of March 24, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last quoted price at which such stock was sold on such date as reported by the Nasdaq SmallCap Market, was $11,695,883.

     As of March 24, 1997, there were outstanding 7,666,122 shares of the issuer's common stock, $.01 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Documents incorporated by reference pursuant to Rule 12b-23: Portions of the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Items 9, 10, 11 and 12 of Part III.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                     PART I
ITEM 1.  DESCRIPTION OF BUSINESS

Development

     Health Fitness Physical Therapy, Inc. and its wholly-owned direct and indirect subsidiaries (collectively, the "Company") is engaged in two principal lines of business (segments): (i) preventative healthcare and (ii) rehabilitative healthcare. The Company's preventative healthcare business includes developing, marketing and managing corporate and hospital-based fitness centers and selling and servicing fitness equipment. The Company's rehabilitative healthcare business includes owning and operating physical therapy clinics and providing consulting, group buying, administrative, and marketing services to independent physical therapy clinics.

     The original predecessor business of the Company was founded by Loren S. Brink in April 1981 as Health Fitness Consultants, Inc., but was sold to its largest client, Abbott Northwestern Hospital, in November 1983. From 1983 through 1988, the Company was operated as a department of the hospital under Mr. Brink's management. In April 1988, Mr. Brink and two investors reacquired the business from Abbott Northwestern Hospital. The Company changed its name to Health Fitness Corporation in September 1988, and to Health Fitness Physical Therapy, Inc. in August 1994.

     The Company began to expand its fitness center management business beyond its facilities in Minneapolis, Minnesota in 1990. The Company acquired its first physical therapy clinic in 1991. The Company continued to grow through managing new corporate and hospital fitness centers and operating physical therapy clinics, as well as through acquisitions. By 1994 the Company's revenues totalled $7,989,569.

     In April 1995, the Company acquired the stock of Fitness Systems, a California-based operator of corporate fitness centers. This acquisition increased the number of fitness centers managed by the Company from 36 to over 100.

     In January 1996, the Company acquired all of the assets and assumed the liabilities of Minneapolis-based Pro Source Fitness, Inc. ("Pro Source"), a supplier of fitness equipment and service. Pro Source recently began to also sell fitness related soft-goods such as shirts, hats and other items, often customized with client names and/or logos.

     In December 1996, the Company acquired the stock of The Preferred Companies, Inc. ("The Preferred Companies"), an operator of a national network of independent physical therapy clinics, and entered into employment agreements with the sellers. The Preferred Companies represents a network of independent physical therapy practices in connection with marketing to, and negotiating with, managed care companies, other third-party payors and corporations.

     In February 1997, the Company acquired substantially all of the assets of Isernhagen & Associates, Inc. and Isernhagen Ltd. ("the Isernhagen Companies"), and entered into employment agreements with the two sellers. The Isernhagen Companies are engaged in providing comprehensive occupational health, work injury prevention, and rehabilitation programs and services.

     The Company's executive offices are located at 3500 W. 80th Street, Suite 130, Bloomington, Minnesota 55431 and its telephone number is (612) 831-6830.

Preventative Healthcare Business

     Corporate and hospital-based fitness centers are emerging as important components of the preventative health care industry. Many employers are undertaking fitness programs in an effort to reduce health care costs, increase employee productivity and assist employees in managing stress. In addition, fitness centers have become an important new source of revenue for hospitals by providing significant inpatient and outpatient services.

     The Company provides a full range of development, management and marketing services for corporate and hospital-owned fitness centers. The Company generally manages all aspects of fitness center development, including fitness center design and equipment selection and acquisition. All set-up costs, including costs related to leasing and improving the site and acquiring the equipment, are generally borne by the client. The Company also provides consulting services, for which it receives consulting fees, for design and consulting work with clients prior to the decision to establish a fitness center. Once a fitness center is established, the Company generally manages all aspects of fitness center operation and provides staffing services and exercise programs and instruction. For its services, the Company receives a management fee which is normally unrelated to fitness center membership.

     The Company's fitness center sales staff markets to corporations and hospitals primarily through direct mail, telephone follow-ups and on-site presentations to secure additional consulting and management contracts for the Company. The Company currently utilizes a corporate and hospital database with over 15,000 potential leads which meet criteria for being contacted regarding the development of a center.

     The Company currently is under contract to manage 105 corporate and 6 hospital fitness centers located in 26 states, including Arizona, California, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Kansas, Kentucky, Massachusetts, Maryland, Michigan, Minnesota, Missouri, New Hampshire, New Jersey, New York, North Carolina, Ohio, Oklahoma, Oregon, Texas, Virginia, West Virginia, and Wisconsin. The Company maintains fitness center management regional offices in Connecticut, Georgia, Illinois, and California.

     The Company's Pro Source equipment and soft-goods business is complementary with the Company's other businesses. The Company's fitness center management and physical therapy businesses provide potential customers for fitness equipment sales and service by Pro Source. Pro Source also supplies various fitness-related soft-goods such as towels, shirts, hats, etc. which can be sold or given as incentives by clients to fitness center members. The Company hopes to utilize its contacts with fitness center clients and in the fitness and physical therapy industries generally to increase sales of products offered by Pro Source. Pro Source is the exclusive approved fitness equipment supplier to the International Health and Racquet Sports Association (IHRSA).

Rehabilitative Healthcare

     The Company's rehabilitative healthcare business owns and operates physical therapy clinics, performs on-site physical therapy services at Company-managed fitness centers, provides consulting, group buying and marketing services to a network of independent physical therapy clinics, and provides occupational health consulting services to employers, insurers and others. Since its acquisition of the Isernhagen Companies in February 1997, the Company's rehabilitative healthcare business also authors and sells written materials to independent physical therapy clinics.

     The Company's owned and operated physical therapy clinics provide facilities, equipment and staff to patients who require treatment for musculoskeletal (orthopedic) injuries or rehabilitation after surgery. Patients are generally referred by physicians or third party payors. The Company currently offers traditional physical therapy services along with "back school" (i.e. therapy designed to alleviate or reduce back injuries) and "work-hardening programs" (i.e. therapy designed to prepare an individual with serious or recurring injuries for a return to work). Physical therapy offered at the Company's clinics includes a combination of treatments including massage and exercise therapy and the application of heat, cold, ultrasound and electrostimulation. The Company employs licensed physical therapists, assisted by aides and technicians, to provide physical therapy services to individuals with musculoskeletal (orthopedic) injuries.

     Unlike the fitness centers which it manages, the Company owns the equipment used in its physical therapy clinics. The Company currently leases the space occupied by its physical therapy clinics. The Company currently owns and manages 11 physical therapy clinics located in California and Minnesota.

     The Company's subsidiary, The Preferred Companies, negotiates managed care and other third-party payor contracts for a nationwide network of over 700 independent physical, occupational and speech therapy clinics throughout the United States. The Preferred Companies also provides consulting and group purchasing services to its network members. Network members generally pay a fixed annual fee.

     The Isernhagen Companies, recently acquired by the Company, are internationally recognized experts in the field of comprehensive occupational health and rehabilitative programs and services including injury prevention education, pre-employment screening, ergonomic analysis, risk control management, and "safe" early return to work programs.

     The Company has entered into an agreement with Practice Management Consultants, Inc. ("PMC") pursuant to which PMC is designing and implementing certain management procedures, policies, manuals, and operational systems for the management of the Company's rehabilitation business. The Company reimburses PMC's expenses on a monthly basis, and issued PMC a warrant to purchase 70,431 shares of the Company's common stock at $4.00 per share, exercisable upon delivery of certain system deliverables. Thomas H. Coplin, a consultant and one-half owner of PMC, serves as an executive officer of the Company's rehabilitative division and President of the Company's Health Fitness Rehab, Inc. subsidiary.

     The Company has also entered into a letter of intent with PMC whereby PMC will establish criteria for potential physical therapy clinic acquisitions, conduct due diligence and evaluate potential acquisitions against such criteria, and negotiate the acquisition agreements for such acquisitions. In addition to the Company reimbursing PMC's expenses in connection therewith, the letter of intent provides that PMC or its principals will receive stock options and/or warrants to purchase Company common stock, the amount and/or value of which will be linked to the earnings of the Company's rehabilitative business. The Company is in the process of negotiating one or more definitive agreements reflecting the terms of such letter of intent. PMC has already commenced performing such services contemplated by the letter of intent, including in connection with the Company's recent acquisitions of The Preferred Companies and the Isernhagen Companies.

Competition

     The preventative healthcare industry is highly competitive. Several competitors providing fitness center management services have much greater financial resources, operational experience, marketing abilities, and name recognition than the Company. The Company also competes on a regional level with numerous independent operators of one or two corporate fitness centers. At the present time, management of the Company does not believe that any significant, formal or organized competition exists for the staffing, managing, and supervision of hospital fitness center facilities.

     The rehabilitative healthcare industry business is also highly competitive and subject to continual changes in the manner in which services are delivered and in which providers are selected. Several competitors providing physical therapy and rehabilitative services (such as NovaCare, Inc., Continental Med, HealthSouth, Caremark, National Rehab Centers, and Pacific Rehabilitation & Sports Medicine, Inc.) have much greater financial resources, operational experience, marketing abilities, and name recognition than the Company. In addition, independent therapists who operate single clinics throughout the United States provide significant competition to the Company on a local basis. The Company believes that its competitive position will benefit from the Company's management systems, distribution network and relationships with hospitals. However, there can be no assurance that the Company will be able to successfully compete with other physical therapy providers.

Proprietary Rights

     The Company does not believe that there are any significant proprietary rights or interests of the Company that would present significant barriers to entry with respect to competitors in the marketplace or competition for the business and clients of either the Company's preventative healthcare business or rehabilitative healthcare business.

GOVERNMENT REGULATION & MARKETPLACE REFORM

General

     The health care industry is very regulated, and the federal government and state governments routinely add, delete or modify the regulations. The ever-changing nature of the regulation makes it impossible to anticipate exactly what impact government regulation will have on the Company, but it is quite likely that government regulation will continue to have a significant role on the Company's operations.

     Certain states in which the Company operates have laws that require facilities that employ health professionals and provide health related services to be licensed and, in some cases, to obtain certificates of need. Pursuant to certificate of need laws, the affected entity is required to prove to a state regulatory authority the need for and financial feasibility of certain expenditures related to such activities as the construction of new facilities or the commencement of new health care services. The Company believes that the operations of its business, as presently conducted, do not and will not require certificates of need or other approvals and licenses. There can be no assurance, however, that existing laws or regulations will not be interpreted or modified to require the Company to obtain such approvals or licenses and, if so, that such approvals or licenses could be obtained.

     Statutes and regulations affecting the fitness industry generally have been enacted or proposed to regulate the industry. Typically, these statutes and regulations prescribe certain forms and provisions of membership contracts, including provisions respecting the right of the member to cancel the contract within, in most cases, three business days after signing, require an escrow of funds received from pre-opening sales or the posting of a bond, or both, and establish maximum prices for membership contracts and limitations on the term of contracts. The Company believes that these statutes and regulations have little, if any, application to the Company since it does not sell membership contracts. The Company maintains internal review procedures intended to keep it in compliance and it believes that its activities are at all times in substantial compliance with all applicable statutes, rules, and decisions.

     Management of the Company believes that there currently is no significant government regulation which materially limits the Company's ability to provide management and consulting services to its corporate and hospital-based clients. With increased state, federal, and local regulation, no assurance can be given that any governmental statutes or regulations will not be proposed or adopted that would limit the Company's ability to compete in the marketplace successfully or at all.

     The Commission on Accreditation of Rehabilitation Facilities ("CARF") is an independent organization that reviews rehabilitation facilities and accredits facilities that meet its guidelines. CARF accreditation guidelines require extensive quality assurance and treatment outcome analysis. To date, CARF accreditation in most states is voluntary and is not required to perform the rehabilitative services provided by the Company. There can be no assurance that CARF accreditation will not be required in the future in states in which the Company does business, and, if required, that the Company will be able to meet CARF guidelines in such states.

Reimbursement

     The health care industry is presently undergoing significant changes in the delivery of and payment for health care services. Presently, governmental payors, such as the Medicare and Medicaid programs, as well as private third-party payors are responding to escalating health care costs by undertaking efforts to restrict significantly reimbursement rates for health care services, including physical therapy services. There can be no assurance that reimbursement for the Company's physical therapy services will remain at current levels or at levels that render expansion in this area economically attractive.

     Many payors place limitations on reimbursement rates by capping or lowering fees or restricting the number of treatments that will be reimbursed for any given condition. All of the states in which the Company currently conducts business have fee schedules that limit the reimbursement rates under workers' compensation programs.

     The Company expects this trend toward governmental and third-party payor restrictions limiting reimbursement levels for various outpatient services, including physical therapy services, will continue. There can be no assurance that reimbursement for the Company's physical therapy services will remain at current levels or at levels that render expansion economically attractive.

     Another approach of governmental and third-party payors has been to institute capitated programs. Under capitated programs, payors contract with providers for specific physical therapy services in return for set monthly prepaid fees per individual enrollee ("capitated" monthly fees). If the provider has accurately analyzed and negotiated its capitated monthly fees, and the costs of providing services are less than the demand for treatment, the provider benefits from positive margins. To the extent that the actuarial analysis underlying the capitated fees are inaccurate and enrollees require more treatment than is anticipated, aggregate capitated fees may be insufficient to cover the costs of providing the enrollees with the services required.

     In order to effectively manage capitated contracts, the Company will need to acquire additional operational and information systems. While the Company currently provides physical therapy services under one capitated contract, the Company does not have any previous experience in managing capitated contracts and there can be no assurance that the Company can successfully negotiate and implement other capitated contracts or that such contracts will be profitable.

     Although the Company would seek to negotiate stop-loss reinsurance to contractually shift the risk of financial exposure beyond certain limits to an insurance carrier in the event it determined to participate in a material capitated program, there can be no assurance that it will be able to obtain adequate stop-loss reinsurance. In addition, the Company may be required to obtain licenses from governmental authorities to be able to offer physical therapy services on a capitated basis. The Company does not currently have a license from any government authority to offer such programs, and there can be no assurance that the Company will be able to obtain such licenses when and if sought.

Health Care Reform

     In response to continuing health care cost increases and the lack of health care coverage for a significant portion of the American population, the federal and many state governments have adopted or are considering legislation that is intended to reform or restructure the health care delivery system significantly. Because new proposals are introduced quite frequently, the nature and scope of these reform efforts cannot be accurately predicted at this time. While there are many different proposals under consideration, many of these reforms contemplate mandated health care coverage through employer or government sponsored health care plans that arrange for services with large, vertically integrated networks of health care providers. Many proposals place prescriptive limitations on health care spending and the rates that providers may charge. While state and federal government's consider reform, employers and payors are also considering new methods for structuring the delivery of health care. Both the marketplace and the government may change the environment in which the Company operates. While the Company believes that it can compete successfully by negotiating to participate in integrated provider networks, no assurance can be given that the Company will be able to participate in a sufficient number of these networks or that the rates of reimbursement and other terms of such participation will be sufficient to be economically attractive. The Company is not in a position to evaluate whether or what form any reform may take, or whether or to what extent such reform will cause increased use of integrated provider networks, nor is it in a position to speculate how such networks will be run or regulated. It is possible that third parties may impose significant limits on the Company's operations, such as pricing controls over physical therapy clinic operations.

Corporate Practice of Medicine

     The Company's physical therapy business is also subject to extensive and changing federal, state, and local regulation governing employment of therapists and other professionals by business corporations. Several states have adopted legislation that prohibits, or have interpreted existing legislation to prohibit, the furnishing of physical therapy services by a business corporation. Although the Company does not operate in such states, there can be no assurance that states in which it does operate or may operate will not seek to enact or enforce this type of restriction or that the Company can adapt its operations to comply with such restrictions.

Fraud and Abuse Statutes

     Federal and state regulators and third-party payors have reacted negatively to ownership by physicians of physical therapy clinics to which they refer patients. Federal legislation prohibits the referral of any Medicare or Medicaid patient to any separate physical therapy clinic by referring physicians if the physician or a family member has an ownership or investment interest in, or financial relationship with, the clinic. This law also regulates every financial relationship between referring physicians and providers of physical therapy and imposes substantial penalties for violations of its provisions. Proposed federal legislation would extend these restrictions to all services provided, regardless of whether the source of payment is the Medicare or Medicaid programs or some other public or private source of payment. In the event such legislation at the state or national level were enacted, the Company may be required to restructure its relationships with certain of its referring physicians. There can be no assurance that the Company would be able to do so without an adverse effect on its financial condition or operations.

     Virtually all states in which the Company operates have enacted laws and adopted regulations that restrict health care practitioners from referring patients to health care facilities in which the practitioner has an ownership or other financial interest. Other state laws and regulations often prohibit the giving and accepting of referral fees or other consideration as compensation or inducement for patient referrals. The Company believes that its operations are structured to comply with all such laws and regulations currently in effect as well as laws and regulations enacted or adopted but not yet effective. There can be no assurance, however, that enforcement authorities will not take a contrary position. In addition, there can be no assurance that states in which the Company operates or will operate will not enact similar or more restrictive laws.

     In addition, the Social Security Act imposes criminal penalties upon persons who make or receive kickbacks, bribes or rebates in connection with the Medicare and Medicaid programs. The anti-kickback statute prohibits providers and others from soliciting, offering, receiving or paying, directly or indirectly, any remuneration to induce either making a referral for a Medicare or Medicaid-covered service or item or ordering any covered service or item. Each violation of these rules may be punished by a fine of up to $25,000 or imprisonment for up to five years, or both, and may also be treated as violations of other criminal statutes with more severe penalties. In addition, the Medicare and Medicaid Patient and Program Protection Act of 1987 imposes civil sanctions for violation of these prohibitions, punishable by monetary fines, which can be substantial, and exclusion from the Medicare and Medicaid programs. Statutes in several states impose similar restrictions on referrals for medical services, including physical therapy. Because the anti-kickback laws are broad in scope, and have been expansively interpreted, they limit the manner in which the Company can pursue acquisitions and market its services to, and contract for services with, physicians and other health care providers. Some laws would subject to scrutiny the ownership of debt or equity securities of the Company by referring physicians, including those from whom the Company has purchased physical therapy clinics, especially purchases which involve future consideration based on volume or profits. Further, representatives of the Office of the Inspector General of the U.S. Department of Social and Health Services, the agency with civil enforcement responsibility, have indicated that, under certain circumstances, such agency may regard a payment for goodwill in the context of a practice sale as contrary to such anti-fraud and abuse rules.

     Certain of the Company's clinics derive a portion (less than 2%) of that particular clinic's revenues from Medicare or Medicaid programs. As to these clinics, the parties from whom the clinics were acquired do not refer patients to the clinics and, therefore, management believes are not referral sources within the meaning of the law. There can be no assurance, however, that enforcement authorities will not take a contrary position. Persons found to be in violation of the law may be subject to the sanctions described above without regard to the amount of money received from the Medicare or Medicaid programs. Management considers and seeks to comply with these regulations in planning acquisitions, marketing activities, and other aspects of its operations but no assurance can be given regarding compliance in any particular factual situation.

Employees

     At December 31, 1996, the Company had 414 full-time and 1,096 part-time employees. Of the full-time employees, 27 were engaged in general management and sales, 12 were Regional Managers and 375 were fitness center or physical therapy clinic staff. The Company's part-time employees are primarily engaged in the staffing of the fitness centers that the Company operates for its clients. None of Company's employees are subject to any collective bargaining agreements and the Company believes that its relations with its employees are good.

Indemnification Obligations

     A majority of the Company's management contracts with its fitness center clients include a provision that obligates the Company to indemnify and hold harmless its fitness center clients and their employees, officers and directors from any and all claims, actions and/or suits (including attorneys' fees) arising directly or indirectly from any act or omission of the Company or its employees, officers or directors in connection with the operation of the Company's business. A majority of these management contracts also include a provision that obligates the clients to indemnify and hold the Company harmless against all liabilities arising out of the acts or omissions of the clients, their employees and agents. The Company can make no assurance that any such claims by its fitness center clients, or their employees, officers or directors, will not be made in the course of operating the Company's business.

Insurance

     The Company maintains professional malpractice liability coverage on its professional and technical employees in the amount of $1,000,000 per occurrence and $6,000,000 in the aggregate per therapist, as well as at least $2,000,000 of general premises liability insurance for each of its fitness centers and its executive offices. While the Company believes its insurance policies to be sufficient in amount and coverage for its current operations, there can be no assurance that coverage will continue to be available in adequate amounts or at a reasonable cost, and there can be no assurance that the insurance proceeds, if any, will cover the full extent of loss resulting from any claims.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company leases approximately 6,826 square feet of commercial office space at 3500 W. 80th Street, Suite 130, Bloomington, Minnesota 55431, under a lease expiring on July 31, 2001. The Company's monthly base rental expense for this office is approximately $7,964. Effective June 1, 1997, the Company will lease an additional 2,003 square feet at the same location for the same term at an additional monthly base rental of $1,669. The Company's Pro Source division leases 7,160 square feet of office and retail space located in St. Louis Park, Minnesota at a monthly base rent of $3,580 under a lease expiring October 1, 1999, and 3,002 square feet of retail space located in Edina, Minnesota at a monthly base rent of $4,628 under a lease expiring April 30, 1998. The Company also acquired a lease of approximately 4,927 square feet of commercial office space at 11620 Wilshire Boulevard, Suite 400, Los Angeles, California 90024, when it acquired Fitness Systems. The lease expires August 1, 1999 and carries a monthly base rental of $9,854. The Company has signed a sublease agreement with Liner & Yankelevitz, LLP on January 9, 1996 which calls for monthly payments of $5,912 commencing on July 1, 1996. The sublease expires July 31, 1999. All of the Company's 11 physical therapy clinics are leased for terms of one to five years with an aggregate monthly base rent of approximately $72,000. The foregoing monthly base rental amounts exclude taxes, insurance and other related operating costs. The Company believes that its facilities are adequate for its foreseeable needs.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, the Company may become involved in various claims and lawsuits incident to the operation of its business, including claims arising from accidents or from the negligent provision of physical therapy services.

     On April 17, 1996, a former employee filed a claim entitled Julianna Gatza vs. Health Fitness Corporation and Hurley Health Services before the Circuit Court of Genessee County in the State of Michigan, alleging wrongful termination of employment and discrimination. The plaintiff has not claimed a specified amount of damages. The Company tendered the defense of this claim to its insurance carrier; and the insurance carrier's response has been that there would be no insurance coverage for the liability represented by this litigation. The Company believes this claim is without merit and will defend it vigorously. The Company believes that the outcome of this claim will not have a material adverse effect on its financial position or results of operation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of security holders during the quarter ended December 31, 1996.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded in the over-the-counter market with prices quoted on the Nasdaq SmallCap Market under the symbol "HFPT." The Company's common stock has been traded on the Nasdaq SmallCap Market since November 14, 1994. Prior to that date, there was no public market for the Company's common stock. The following table sets forth, for the periods indicated, the range of low and high bid prices for the Company's common stock as reported on the Nasdaq SmallCap Market. Quotations in the following table represent inter-dealer prices; without retail mark-up, markdown or commission, and do not represent actual transactions.

         Calendar Year 1996:             Low               High
                                         ---               ----
                  Fourth quarter         $2.00             $3.13
                  Third quarter           2.00              3.13
                  Second quarter          2.50              3.25
                  First quarter           2.38              3.75

         Calendar Year 1995:
                  Fourth quarter         $2.13             $2.88
                  Third quarter           2.44              3.50
                  Second quarter          2.63              3.25
                  First quarter           2.63              3.25

     At March 24, 1997, the published high and low bid prices for the Company's common stock was $2.50 and $2.50 per share respectively. At March 24, 1997, there were issued and outstanding 7,666,122 shares of common stock of the Company held by 221 shareholders of record. Record ownership includes ownership by nominees who may hold for multiple owners.

     The Company has never declared or paid any cash dividends on its common stock and does not intend to pay cash dividends on its common stock in the foreseeable future. The Company presently expects to retain any earnings to finance the development and expansion of its business. The payment by the Company of dividends, if any, on its common stock in the future is subject to the discretion of the Board of Directors, will depend on the Company's earnings, financial condition, capital requirements and other relevant factors. The Company's bank loan agreement prohibits the payment of dividends.

     During the fiscal year ended December 31, 1996, the Company sold the following shares of Company Common Stock without registering such sales under the Securities Act:

                                                                           Price per        Exemption
 # of Shares          Purchaser(s)                                           Share          Relied Upon
------------       ------------------                                      ---------        -----------


  120,000    Shares issued to former officer upon exercise of               $.589          ss.4(2)
              previously issued stock options

    84,992    Shares issued to former officer upon exercise of               $.589          ss.4(2)
              previously issued warrants

    40,000    Additional shares issued to previous sellers of                 *             ss.4(2)
              business as additional purchase price

   234,099    Shares issued to holder of previously issued                  $2.3375    ss.3(a)(9);ss.4(2)
              convertible debenture upon conversion

   222,856    Shares issued to holder of previously issued                  $2.3375    ss.3(a)(9);ss.4(2)
              convertible debenture upon conversion

     1,600    Shares issued to holder of previously issued                  $2.1875         ss.4(2)
              warrant upon exercise thereof

    10,000    Shares issued to software licensor                             **             ss.4(2)

-----------------------------------------------------

*    Shares  issued  as  additional   consideration   in  connection   with  the
     Registrant's previous acquisition of business

**   Shares issued as partial consideration for software license

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's Consolidated Financial Statements.

Results of Operations

                                               For the Years Ended December 31,
                                               ---------------------------------
                                                1995                       1996
                                               ------                      -----
REVENUES:

Preventative healthcare              $12,136,000       67.8%     $21,790,000     76.4%

Rehabilitative healthcare              5,770,000       32.2        6,724,000     23.6
                                      ----------       ----       ----------     ----

   Total revenues                     17,906,000      100.0       28,514,000    100.0

COST OF REVENUES                      13,943,000       77.9       22,813,000     80.0
                                      ----------       ----       ----------     ----

GROSS PROFIT                           3,963,000       22.1        5,701,000     20.0

OPERATING EXPENSES                     3,619,000       20.2        4,429,000     15.6
                                       ---------       ----        ---------     ----

OPERATING INCOME
(LOSS):

Preventative healthcare                1,612,000                   2,482,000

Rehabilitative healthcare                327,000                     717,000

Corporate                            (1,595,000)                 (1,927,000)
                                     -----------                 -----------

   Total operating income (loss)         344,000        1.9        1,272,000      4.4

OTHER EXPENSES, NET                      556,000        3.1          266,000      0.9
                                         -------       ----          -------     ----

NET (LOSS) INCOME                     $(212,000)       (1.2)%     $1,006,000      3.5%
                                      ==========       =====      ==========      ====

     The Company is engaged in two principal lines of business (segments): (i) preventative healthcare and (ii) rehabilitative healthcare. Preventative healthcare includes the development, marketing and management of corporate and hospital-based fitness centers and the sale of fitness equipment and service. Rehabilitative healthcare relates to the operation of physical therapy clinics that provide a full range of rehabilitative services and a network of independent physical therapy clinics.

     The Company's preventative healthcare revenues come from the management and consulting contracts and agreements and the sales of fitness equipment and service. The management and consulting contracts and agreements provide for specific management, consulting, and program fees and contain provisions for modification, termination, and non-renewal.

     The Company's rehabilitative revenues are comprised of physical therapy services provided to patients at Company-owned locations and at hospital and corporate locations, and fees paid by independent therapy clinic network members. Net revenues from physical therapy services are a function of the number of patients treated, the payor mix and the average net charge per treatment. Consequently, two patients provided substantially similar treatments may result in different net revenues because of differing reimbursement environments.

     The Company  incurs costs at three levels:  (i) revenue  generating  sites,
(ii) regional  sites that work closely with the revenue  generating  sites,  and
(iii) general corporate costs. Management views the operational expenses of the regional sites to be an integral component of the revenue-generating sites. Therefore, the discussion that follows is of revenues and operating income.

Years Ended December 31, 1996 and 1995

     Revenues. Total revenues increased $10,608,000 or 59.2% to $28,514,000 for fiscal 1996 from $17,906,000 for fiscal 1995. The increase in preventative healthcare revenues of $9,654,000 was primarily due to the net addition of five fitness center management contracts, the increase in consulting revenue, and the acquisition of a fitness equipment dealer in January 1996. The increase in rehabilitative healthcare revenues of $954,000 was due to the increase in the number of patient visits at several clinics and the addition of two new clinics and four on-site locations.

     Operating Income. Operating income increased $928,000 or 269.8% to $1,272,000 for fiscal 1996 from $344,000 for fiscal 1995. The increase in operating income was due to an increase of $870,000 in preventative healthcare and $390,000 in rehabilitative healthcare, partially offset by an increase of $332,000 in corporate operating costs.

     The increase in operating income in preventative healthcare was primarily due to the acquisition of a fitness equipment dealer on January 11, 1996, the net addition of five fitness center management contracts and an increase in consulting revenue. Operating income in preventative healthcare did not increase commensurate with the increase in revenues for this segment primarily due to the lower margins associated with the equipment sales added as a result of the acquisition of a fitness equipment dealer. Operating income, as a percentage of revenues, in preventative healthcare decreased from 13.3% in fiscal 1995 to 11.4% in fiscal 1996 due to lower margins in equipment sales being partially offset by increased consulting revenue.

     The increase in operating income in the rehabilitative healthcare segment is due to an increase in the number of patient visits and an increase in the operating income as a percentage of sales. The increase in operating income as a percentage of sales is the result of operational efficiencies at the clinics.

     The increase in corporate operating costs in fiscal 1996 is directly related to the acquisitions of an operator of corporate fitness centers in April 1995 and a fitness equipment dealer in January 1996.

     Other Expense (Interest Expense/Income). Interest expense, net of interest income, decreased $290,000 or 52.2% to $266,000 for fiscal 1996 from $556,000 for fiscal 1995. The decrease was due to lower average borrowing in fiscal 1996 when compared to fiscal 1995.

     Net (Loss) Income. The Company's net income increased $1,218,000 to $1,006,000 or $.14 per share for fiscal 1996 from a loss of $212,000 for fiscal 1995.

Years Ended December 31, 1995 and 1994

     Revenues. Revenues increased $9,916,000 or 24.1% to $17,906,000 for fiscal 1995 from $7,990,000 for fiscal 1994. The increase in preventative healthcare revenue of $8,502,000 is primarily due to the acquisition of Fitness Systems on April 6, 1995. The increase in rehabilitative healthcare revenue of $1,414,000 is due to the acquisition of 8 physical therapy clinics in the first half of 1994, partially offset by the sale of one clinic in January 1995 and a decline in the number of patient visits at two clinics on the East Coast due primarily to poor weather conditions.

     Operating Income (Loss). Operating income increased $1,008,000 to $344,000 for fiscal 1995 from a loss of $664,000 for fiscal 1994. The increase in operating income was due to an increase of $1,326,000 in preventive healthcare and $76,000 in rehabilitative healthcare, partially offset by an increase of $394,000 in corporate operating costs.

     The increase in operating income in preventive healthcare was primarily due to the acquisition of Fitness Systems and the increase in rehabilitative healthcare was due to the acquisition of certain clinics completed from March through June 1994 and the sale of one underperforming clinic in January 1995.

     Other Expense (Interest Expense/Income). Interest expense net of interest income; decreased $380,000 or 40.6% to $556,000 for fiscal 1995 from $936,000 for fiscal 1994. The decrease was due almost entirely to the effective interest rate and average borrowings decreasing in 1995 when compared to 1994.

     Net Loss. The Company's net loss was $212,000 or $.04 per share for fiscal 1995 from a loss of $1,600,000 or $.52 per share in fiscal 1994.

Liquidity and Capital Resources

     The Company had a working capital deficit of $1,396,000 at December 31, 1995, and a working capital deficit of $2,086,000 as of December 31, 1996. The change is primarily due to the increases in accounts payable and the decrease in cash and cash equivalents partially offset by the increase in inventories and a decrease in notes payable.

     In December 1996, the Company entered into an Amended and Restated Term Loan and Credit Agreement which maintained the maximum amount available under the Company's revolving line of credit agreement at $1,500,000 bearing interest at the prime rate plus 2% due May 31, 1997, and also provided for a $600,000 term loan due May 31, 1997 at the prime rate plus 1%. As of December 31, 1996, the Company had borrowed $1,475,000 on the revolving line of credit and $600,000 on the term loan.

     As of December 31, 1996, the Company's principal sources of liquidity included trade accounts receivable of $4,657,000 and the bank line of credit of which $1,475,000 was outstanding. The decrease in cash and increase in trade accounts receivable from December 31, 1995 to December 31, 1996 is primarily due to the Company's acquisition of Pro Source and the repayment of the assumed debt.

     In February 1997, the Company entered into a second Amended and Restated Credit and Security Agreement which provides for a line of credit of up to $1,500,000 at the prime rate plus 2%, and a $2,500,000 term loan at the prime rate plus 6%. Management believes the $1,500,000 line of credit and cash flow from operating activities are sufficient to fund operations at current levels, but that anticipated acquisitions in the Company's rehabilitative business will require additional financing.

     In September 1996, the Company entered into a software license agreement and a computer consulting agreement with Aspen Information Systems, Inc. The agreements require the Company to pay $370,000, issue 10,000 shares of Company common stock, and grant options to purchase 10,000 shares of Company common stock. The Company paid approximately $57,000 in 1996 pursuant to these agreements.

     In October 1996, the Company entered into a system design and implementation agreement with Practice Management Consultants, Inc. ("PMC") pursuant to which PMC will design and implement various management systems for the management of the Company's rehabilitative healthcare business. The agreement requires the Company to pay all expenses incurred by PMC in connection with this agreement through 1997. Costs associated with this agreement, including purchases for equipment and software, are estimated to be approximately $1,800,000. The Company paid $637,000 in 1996 pursuant to this Agreement.

     In February 1997, the Company paid $1,000,000 of cash and issued $250,000 of subordinated convertible promissory notes in connection with the Company's acquisition of the Isernhagen companies. Such cash was provided by the Company's bank term loan.

     Sources of capital to meet future obligations in 1997 and early 1998 are anticipated to be cash provided by operations, cash received from customers prior to performing the related services, and available borrowings under the Company's line of credit of approximately $150,000 at March 31, 1997.

     In order to conserve capital resources, the Company's policy is to lease its physical facilities.

     The Company does not believe that inflation has had a significant impact of the results of its operations.

Outlook

     The Company's strategy is to continue to expand its rehabilitative healthcare operations through acquisitions and to improve profitability of the physical therapy clinics purchased through the consolidation of the clinics' operating expenses. The Company intends to focus its acquisitions on physical therapy clinics located in the Midwest portion of the United States. Management anticipates that the purchase prices paid for future acquisitions will be similar to the prices paid to date and payment terms may be a combination of cash, notes payable, and where appropriate, shares of the Company's common stock, with a portion of the purchase price to be paid at closing and, where appropriate, a portion contingent upon achievement of earn-out criteria. As a result of government health care regulations, however, the use in the future of notes payable, earn-out arrangements or common stock may be limited. It is anticipated that funds required for future acquisitions and the integration of acquired businesses with the Company will be provided from operating cash flow and the proceeds from future debt and equity financings. Future equity financings may result in dilution to holders of Common Stock. However, there can be no assurance that suitable acquisition candidates will be identified by the Company in the future, that suitable financing for any such acquisitions can be obtained by the Company or that any such acquisitions will occur.

     As a publicly-owned corporation, the Company has and will incur additional expenses due to being a public company. The Company's growth strategy will require expanded patient services and support, increased personnel throughout the Company, expanded operational and financial systems and implementation of new control procedures. These factors will affect future results and liquidity.

     Preventative healthcare revenues are expected to increase, on a quarterly basis in 1997, as a result of adding management contracts and increased sales of fitness equipment and soft goods.

     Rehabilitative healthcare revenues are anticipated to increase, on a quarterly basis in 1997, as a result of performing physical therapy on-site at additional corporate fitness centers, increasing the number of physical therapists at existing clinics, and potential acquisitions of physical therapy clinics. See "Liquidity and Capital Resources." In January 1997, the Company sold one physical therapy clinic located in San Diego, California and three clinics located in Delaware. These clinics accounted for revenues of $1,325,000 in 1996. The Company anticipates that this loss of revenue will be more than offset by the Company's acquisitions of The Preferred Companies in December 1996 and the Isernhagen Companies in February 1997.

     Preventative healthcare operating income is expected to increase due to the addition of corporate and hospital based management contracts and increases in fitness equipment and soft goods sales. Preventative healthcare operating income, as a percentage of revenues, is expected to remain consistent with that experienced during the year ended December 31, 1996.

     Rehabilitative healthcare operating income is expected to increase on a quarterly basis as a result of increasing revenues and streamlining the billing and marketing functions of the companies acquired to date.

     Corporate expenses, as a percentage of revenues, are anticipated to be consistent with the 1996 levels.

     The foregoing statements contained in this Outlook section of the Management's Discussion and Analysis of Financial Condition and Results of Operation and other forward-looking statements in Part I, "Description of Business" of this Form 10-KSB for the period ended December 31, 1996, involve a number of risks and uncertainties. Some of the factors that could cause actual results to differ materially include but are not limited to the following:

     Sufficiency of Working Capital. As of December 31, 1996, the Company had a negative working capital of $2,086,000 including checks written in excess of bank balances of $95,000. The Company's ability to fund its working capital requirements in the future is dependent upon its ability to generate cash flow from management contracts, equipment and soft goods sales, consulting, and physical therapy fees. Future acquisitions may adversely affect cash flows from operating activities due to average daily revenues outstanding on physical therapy client's account's receivable ranging from 75 to 100 days. Therefore, if for any reason, the Company's planned operations require more capital than anticipated, revenues do not increase as planned, or operating income is less than planned, the Company may need additional financing in order to maintain its operations. There can be no assurance that the Company would be able to obtain any required additional financing when needed or that such financing, if obtained, would be on the terms favorable or acceptable to the Company.

Reimbursement. The profitability of the Company's rehabilitative healthcare services are dependent upon obtaining reimbursement for physical therapy services from government agencies and third-party payors. The healthcare industry is experiencing, and the Company expects that it will continue to experience, significant changes in the delivery of and payment of healthcare services. There is no assurance that reimbursement for the Company's physical therapy services will remain at current levels or at levels that render expansion in this service area economically attractive.

Recent and Future Acquisitions. A principal component of the Company's growth strategy is to acquire physical therapy clinics. The successful execution of this strategy will depend on the Company's ability to identify and to appropriate acquisition candidates, to consummate such acquisition on terms favorable to the Company, to retain and expand the revenues and profitability of the acquired contracts and clinics, and successfully integrate the acquired contracts and clinics into the Company's operations. There can be no assurance that the Company will be successful in executing this strategy.

Accounting Pronouncement

     In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which will be effective for financial statements for fiscal years beginning after December 15, 1995. The statement requires that such long-lived assets used by the entity be reviewed for impairment whenever the carrying amount of an asset may not be recoverable. The Company has determined that the carrying amounts of its long-lived assets and intangibles at December 31, 1996 are recoverable through expected cash flows from the use of such assets.

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." The Statement encourages companies to adopt a new accounting method that accounts for stock compensation awards based on their estimated fair value at the date they are granted. However, companies are permitted to continue following current accounting requirements for employee stock-based transactions, which generally do not result in an expense charge for most options if the exercise price is at least equal to the fair market value of the stock at the date of grant. Companies that continue to follow existing standards are required to disclose in a note to the financial statements the effect on net income
(loss) and net income (loss) per share had the Company recognized expense for options issued to employees based on SFAS No. 123. The Company has determined that it will not adopt the fair value method prescribed by SFAS No. 123 for employee stock-based transactions. The "as if" disclosures are included in Note 7 to the Consolidated Financial Statements.

ITEM 7.  FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT


Board of Directors
Health Fitness Physical Therapy, Inc.
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Health Fitness Physical Therapy, Inc. and Subsidiaries (the Company) as of December 31, 1995 and 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Health Fitness Physical Therapy, Inc. and Subsidiaries as of December 31, 1995 and 1996 and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

Deloitte & Touche LLP



Minneapolis, Minnesota
April 10, 1997

HEALTH FITNESS PHYSICAL
THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1995 AND 1996

                                                                                          1995            1996
ASSETS (Note 5)

CURRENT ASSETS:
   Cash and cash equivalents                                                         $     506,652
   Trade accounts receivable, less allowance for doubtful accounts
     of $160,000 and $245,000, respectively                                              3,926,332   $    4,656,876
   Inventories                                                                                              454,254
   Prepaid expenses and other                                                              457,638          433,413
                                                                                     -------------   --------------
         Total current assets                                                            4,890,622        5,544,543

PROPERTY, net (Note 4)                                                                     807,414        2,185,335

OTHER ASSETS:
   Goodwill, less accumulated amortization of $512,400
     and $961,424, respectively (Notes 1 and 2)                                          7,925,834        9,376,367
   Noncompete agreements, less accumulated amortization
     of $23,027 and $84,874 (Note 3)                                                       363,823          346,976
   Trade accounts receivable not expected to be collected within one year,
     less allowance for doubtful accounts of $70,000 and $240,000, respectively            210,000          640,000
   Other                                                                                    85,931           85,676
                                                                                     -------------   --------------
                                                                                     $  14,283,624   $   18,178,897
                                                                                     =============   ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Checks written in excess of bank balances                                                         $       94,643
   Notes payable (Note 5)                                                            $   2,654,749        2,090,000
   Trade accounts payable                                                                  322,833        1,662,077
   Accrued salaries, wages, and payroll taxes                                            1,212,640        1,302,770
   Other accrued liabilities                                                               745,055          622,182
   Current portion of long-term debt (Note 5)                                              228,556          281,278
   Deferred revenue                                                                      1,122,666        1,577,186
                                                                                     -------------   --------------
         Total current liabilities                                                       6,286,499        7,630,136

LONG-TERM DEBT, less current portion (Note 5)                                              474,078          576,490

DEFERRED LEASE OBLIGATION                                                                  124,113           80,183

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY (Note 7):
   Preferred stock, $.01 par value; authorized 5,000,000 shares, none issued or outstanding
   Common stock, $.01 par value; 12,000,000 and 25,000,000 shares authorized;
     6,437,429 and 7,173,293 shares issued and outstanding, respectively                    64,374           71,733
   Additional paid-in capital                                                           10,200,233       11,693,617
   Accumulated deficit                                                                  (2,801,270)      (1,795,689)
                                                                                     -------------   --------------
                                                                                         7,463,337        9,969,661
   Stockholder note and interest receivable                                                (64,403)         (77,573)
                                                                                     -------------   --------------
                                                                                         7,398,934        9,892,088
                                                                                     -------------   --------------
                                                                                     $  14,283,624   $   18,178,897
                                                                                     =============   ==============

See notes to consolidated financial statements.

HEALTH FITNESS PHYSICAL
THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1995 AND 1996

                                                                                          1995            1996

REVENUES:
   Preventative healthcare                                                          $   12,135,659  $    21,789,983
   Rehabilitative healthcare                                                             5,770,546        6,724,361
                                                                                    --------------  ---------------
                                                                                        17,906,205       28,514,344

COSTS OF REVENUES:
   Salaries                                                                             11,780,400       15,686,183
   Equipment                                                                                              4,414,273
   Support                                                                               1,221,440        1,386,472
   Occupancy                                                                               941,621        1,326,961
                                                                                    --------------  ---------------
                                                                                        13,943,461       22,813,889
                                                                                    --------------  ---------------
GROSS PROFIT                                                                             3,962,744        5,700,455

OPERATING EXPENSES:
   Salaries                                                                              1,661,454        1,749,498
   Selling, general, and administrative                                                  1,957,772        2,679,227
                                                                                    --------------  ---------------
                                                                                         3,619,226        4,428,725
                                                                                    --------------  ---------------
                                                                                           343,518        1,271,730

INTEREST INCOME                                                                             36,927           26,272

INTEREST EXPENSE                                                                          (592,430)        (292,421)
                                                                                    --------------  ---------------

NET (LOSS) INCOME                                                                   $     (211,985) $     1,005,581
                                                                                    ==============  ===============

NET (LOSS) INCOME PER COMMON AND
   COMMON EQUIVALENT SHARE                                                          $         (.04) $          .14
                                                                                    ==============  ==============

WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING                                                          5,380,585       7,155,800
                                                                                    =============== ===============

See notes to consolidated financial statements.

HEALTH FITNESS PHYSICAL
THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                  Stockholder
                                                                        Additional                  Note and       Total
                                                    Common Stock          Paid-in     Accumulated   Interest   Stockholders'
                                                Shares      Amount        Capital       Deficit    Receivable     Equity

BALANCE AT DECEMBER 31, 1994                   4,998,294   $   49,983  $ 6,659,613   $(2,589,285)   $ (38,645)   $4,081,666

   Exercise of underwriters' overallotment
     less issuance costs of $56,010              140,000        1,400      362,590                                  363,990
   Issuance of common stock in
     connection with acquisition                 160,000        1,600      790,994                                  792,594
   Issuance of common stock purchase
     warrants (Note 5)                                                     145,516                                  145,516
   Conversion of convertible notes less
     issuance costs of $70,271                 1,025,635       10,256    1,987,530                                1,997,786
   Warrants exercised                            113,300        1,133      253,792                                  254,925
   Stock options exercised                           200            2          198                                      200
   Advances on notes receivable                                                                       (69,033)      (69,033)
   Payments received on notes receivable                                                               43,275        43,275
   Net loss                                                                             (211,985)                  (211,985)
                                               ---------   ----------  -----------   -----------    ---------    ----------

BALANCE AT DECEMBER 31, 1995                   6,437,429       64,374   10,200,233    (2,801,270)     (64,403)    7,398,934

   Issuance of common stock in
     connection with acquisition                  40,000          400      221,914                                  222,314
   Issuance of common stock
     purchase warrants (Note 5)                                             40,000                                   40,000
   Conversion of convertible notes               456,955        4,570    1,049,875                                1,054,445
   Warrants exercised                             86,592          866       52,662                                   53,528
   Stock options exercised                       142,317        1,423      102,783                                  104,206
   Issuance of common stock
     in connection with a software
     license agreement                            10,000          100       26,150                                   26,250
   Advances on notes receivable                                                                       (17,970)      (17,970)
   Payments received on notes receivable                                                                4,800         4,800
   Net income                                                                          1,005,581                  1,005,581
                                               ---------   ----------  -----------   -----------    ---------    ----------

BALANCE AT DECEMBER 31, 1996                   7,173,293   $   71,733  $11,693,617   $(1,795,689)   $ (77,573)   $9,892,088
                                               =========   ==========  ===========   ===========    =========    ==========

See notes to consolidated financial statements.

HEALTH FITNESS PHYSICAL
THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Note 9)
YEARS ENDED DECEMBER 31, 1995 AND 1996

                                                                                           1995           1996
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                                 $    (211,985)  $    1,005,581
   Adjustment to reconcile net (loss) income to net
       cash (used in) provided by operating activities:
     Depreciation and amortization                                                       1,027,336        1,073,645
     Deferred revenue                                                                        8,957           36,200
   Change in assets and liabilities, net of acquisitions:
     Trade accounts receivable                                                            (735,670)        (863,950)
     Inventories                                                                                            (86,353)
     Prepaid expenses and other                                                            (51,402)         (46,984)
     Other assets                                                                           25,236          (15,934)
     Trade accounts payable                                                               (135,212)         534,087
     Accrued liabilities and other                                                         (90,609)        (441,510)
                                                                                     -------------   --------------
           Net cash (used in) provided by operating activities                            (163,349)       1,194,782

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property                                                                    (69,922)      (1,183,001)
   Payments for acquisitions, net of liabilities assumed
     and cash acquired                                                                  (4,451,437)        (537,016)
   Payments in connection with earn-out provisions                                         (42,871)        (124,924)
   Payment in connection with noncompete agreements                                       (199,908)         (45,000)
                                                                                     -------------   --------------
         Net cash used in investing activities                                          (4,764,138)      (1,889,941)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in checks written in excess of bank balances                                                     94,643
   Borrowings under line of credit                                                       1,370,000        4,700,938
   Repayments of line of credit                                                         (1,370,000)      (3,225,938)
   Proceeds from notes payable, net of financing costs                                   3,818,851          600,000
   Repayments of notes payable                                                            (500,000)      (1,686,942)
   Proceeds from long-term debt                                                                             113,000
   Repayments of long-term debt                                                           (379,377)        (662,683)
   Proceeds from issuance of common stock                                                  564,200          268,659
   Proceeds from issuance of warrants to purchase common stock                             106,183
   Payments of common stock issuance costs                                                (126,281)
   Advances on notes receivable                                                            (69,033)         (17,970)
   Payments received on notes receivable                                                    43,275            4,800
                                                                                     -------------   --------------
           Net cash provided by financing activities                                     3,457,818          188,507
                                                                                     -------------   --------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                               (1,469,669)        (506,652)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                           1,976,321          506,652
                                                                                     -------------   --------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                             $     506,652   $           -
                                                                                     =============   ==============

See notes to consolidated financial statements.

HEALTH FITNESS PHYSICAL
THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995 AND 1996

1.   BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business - Health Fitness Physical Therapy, Inc. and subsidiaries (the Company) is engaged in two principal lines of business (segments): (i) preventative healthcare and (ii) rehabilitative healthcare. Preventative healthcare includes the development, marketing, and management of corporate and hospital-based fitness centers and selling of fitness equipment service and fitness related soft-goods such as shirts, hats, and other items. Rehabilitative healthcare relates to the operation of physical therapy clinics that provide a full range of rehabilitation services and the operation of a national network of independent physical therapy clinics. The Company provides management and consulting contract services in 26 states, conducts fitness equipment sales from two locations in Minnesota, provides physical therapy services from clinics in California and Minnesota, and conducts the operation, in Arizona, of a network of independent physical therapy clinics.

     Consolidation - The consolidated financial statements include the accounts of Health Fitness Physical Therapy, Inc. and its subsidiaries, Sports and Orthopedic Physical Therapy, Inc., Health Fitness Physical Therapy of Tahoe, Inc., Health Fitness Rehab, Inc., Fitness Centers of America dba Fitness Systems, and The Preferred Companies, Inc. dba Preferred Therapy Providers of America. All significant intercompany balances and transactions have been eliminated.

     Cash Equivalents - The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

     Trade Accounts Receivable - Trade accounts receivable relating to preventative healthcare represent amounts due from companies and individuals for services or products shipped. Trade accounts receivable relating to rehabilitative healthcare represent amounts due from companies, primarily insurance companies, and individuals. The Company has experienced that some rehabilitative accounts receivable may not be collected within one year from the date of service. Therefore, a portion of the trade accounts receivable balance is classified as noncurrent.

     Inventories - Inventories, which consist primarily of fitness equipment, are stated at the lower of cost (first-in, first-out basis) or market.

     Deferred Revenue - Deferred revenue represents billings in advance for the management of corporate and hospital-based fitness centers and amounts received in excess of revenues recognized to date on contracting third-party payor contracts.

     Revenue Recognition - All revenues, except for the sale of fitness equipment and soft-goods and revenues from contracting third-party payor contracts, are recognized at the time the service is provided. Revenues relating to the sale of equipment and soft-goods is recognized when the product is shipped. Revenues from contracting third-party payor contracts is recognized over the contract period.

     Concentrations of Credit Risks - The Company grants credit to customers in the ordinary course of business. Concentrations of credit risk with respect to trade receivables are limited due to the number of customers and their geographic dispersion.

     Property - Property is stated at cost. Depreciation and amortization are computed using both straight-line and accelerated methods over the useful lives of the assets or the terms of the capital leases.

     Goodwill - Goodwill represents the excess of the purchase price and related costs over the fair value of the net assets of businesses acquired. Goodwill relating to rehabilitative healthcare is being amortized on a straight-line basis over primarily 15 years. Goodwill relating to preventative healthcare acquisitions is being amortized on a straight-line basis over 15 or 20 years.

     Subsequent payments of earn-out provisions will be accounted for as adjustments to goodwill and amortized on a straight-line basis over the remaining life of the goodwill associated with the acquired company.

     Recoverability of Long-Lived Assets - The Company reviews long-lived assets and goodwill related to those assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset or group of assets may not be recoverable. The Company considers a history of operating losses to be its primary indicator of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, the continued operations of an entity acquired. The long-lived assets relating to the operations of an entity acquired is deemed impaired if a forecast of undiscounted future operating cash flows directly related to the entity, including disposal value, if any, is less than its carrying amount. If the operations of an entity acquired is deemed to be impaired, the loss is measured as the amount by which the carrying amount of the long-lived assets directly associated with the operations of the acquired entity exceeds its fair value. Fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, an estimate of fair value is based on the best information available, including prices for similar assets or the results of valuation techniques such as discounted estimated future cash flows as if the decision to continue to the operations of the impaired acquired entity was a new investment decision. The Company generally measures fair value by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

     Labor - The Company's rehabilitative operations are dependent on attracting and retaining highly qualified physical therapists. To date, the Company has not experienced significant difficulty in attracting and retaining qualified physical therapists, even though the demand for physical therapists exceeds the available supply. The Company's ability to increase its fees to cover such additional costs may be restricted by the cost-containment pressures on health care providers.

     Income Taxes - The Company utilizes the asset and liability method of accounting for income taxes as required by Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

     Use of Estimates - The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Net (Loss) Income Per Common Share - The net (loss) income per common share is based on the weighted average number of common and common equivalent shares outstanding during the period using the modified treasury stock method. Net (loss) income per common share assuming full dilution would be substantially the same.

     The weighted average number of common and common equivalent shares for the year ended December 31, 1996, includes 292,829 contingent shares assumed to be issued to the sellers of Fitness Centers of America dba Fitness Systems (Fitness Systems). The Company is obligated to issue the contingent shares to the sellers of Fitness Systems so that the aggregate value of the common stock issued in connection with the acquisition of Fitness Systems equals $1,200,000 based on the average closing sale price of the Company's common stock during the fourth quarter of 1996 not reaching at least $6.00 per share during the same three-month average price calculation. Options and warrants were not included as common stock equivalents for the year ended December 31, 1996 due to their antidilutive effect.

     The weighted average number of common and common equivalent shares for the year ended December 31, 1995 does not include contingent shares, options, and warrants due to their antidilutive effect.

     Reclassifications - Certain reclassifications have been made to the December 31, 1995 financial statements to conform to the presentation adopted in the December 31, 1996 financial statements. The reclassifications had no effect on stockholders' equity or net loss as previously reported.

2.   ACQUISITIONS

     On April 6, 1995, the Company completed the acquisition of all of the issued and outstanding stock (the Acquired Stock) of closely held Fitness Systems, a California-based operator of corporate fitness centers. In connection with the acquisition of Fitness Systems, assets acquired, liabilities assumed, notes and common stock issued, and cash consideration paid were as follows:

        Assets acquired:
         Cash                                                 $        6,284
         Accounts receivable                                       1,224,810
         Prepaid expenses and other                                  122,885
         Property                                                    102,250
         Excess of purchase price over net assets acquired         6,957,095
                                                              --------------
                                                                   8,413,324
        Liabilities assumed:
         Accounts payable                                             55,393
         Accrued expenses                                          1,394,074
         Deferred revenue                                            817,311
                                                              --------------
                                                                   2,266,778
        Notes issued                                                 896,231
        Common stock issued                                          792,594
                                                              --------------
        Cash consideration paid                               $    4,457,721
                                                              ==============

     The Company paid William L. Horton, Fitness Systems' Chief Executive and majority shareholder, and certain other shareholder employees of Fitness Systems (the Sellers) $3,000,000 in cash and executed $1,000,000 of noninterest-bearing secured promissory notes in favor of the Sellers as partial consideration for the Acquired Stock. In addition, the Company issued 160,000 shares of its common stock to the Sellers on April 6, 1995 and issued an additional 40,000 shares of stock to the Sellers on April 6, 1996. The Company contractually agreed with the Sellers that if the average closing sale price of the Company's publicly traded stock during the fourth calendar quarter of 1996 does not reach at least $6.00 per share, the Company would issue sufficient additional shares of stock so that the aggregate value of the stock consideration equals $1,200,000 based on the same three-month average price calculation. The Company will issue 292,829 shares of common stock in 1997 so the aggregate value of the stock
     consideration   equals   $1,200,000.   In   addition   to   the   foregoing
     consideration, the selling shareholders retained the rights to receive collections of accounts receivable and certain other assets outstanding as of March 31, 1995, which approximated $1,270,000, and retained ownership of certain other assets. The Sellers are also entitled to certain "earn-out" payments equal to 10% of the gross profits, as defined, of Fitness Systems for each of the five years ending December 31, 1995 through 1999. For the years ended December 31, 1995 and 1996, the Company incurred costs of $126,883 and $178,188, respectively, relating to the earn-out provision. Finally, William L. Horton was paid $60,000 pursuant to a consulting and noncompete agreement executed in connection with the transaction. The $60,000 was expensed during the term of the consulting agreement, April 6, 1995 to October 6, 1995.

     This acquisition has been accounted for using the purchase method of accounting, and the excess of purchase price over net assets acquired is being amortized over 20 years using the straight-line method. The consolidated statements of operations include the results of operations of Fitness Systems since April 1, 1995.

     The following unaudited pro forma condensed combined statements of operations reflect the combined operations of the Company and Fitness Systems during the year ended December 31, 1995, adjusted for related financing costs, as if the acquisition and the financing had occurred at the beginning of 1995. (Pro forma information relating to the 1996 acquisitions discussed below is not included due to the impact of the acquired companies being insignificant.) The unaudited pro forma condensed combined statements of operations may not necessarily reflect the actual operations of the Company which would have resulted had the acquisition and related financing occurred as of the date presented. The unaudited pro forma information is not necessarily indicative of future results of operations for the combined companies.

     Revenues                                                   $  20,514,000
     Cost of revenues                                              16,151,000
                                                                -------------
     Gross profit                                                   4,363,000
     Operating  expenses                                            4,397,000
                                                                -------------
     Net loss                                                   $     (34,000)
                                                                =============
     Net loss per common and common equivalent share            $        (.01)
                                                                =============
     Weighted average common and common equivalent shares
     outstanding                                                    6,657,000
                                                                =============

     On January 11, 1996, the Company completed the acquisition of all of the assets and assumed the liabilities of closely held Pro Source Fitness, Inc. (Pro Source), a Minnesota-based supplier of fitness equipment and services. For the fiscal year ended December 31, 1995, Pro Source reported revenues of $4,992,000. In connection with the acquisition, assets purchased, liabilities assumed, and cash consideration paid were as follows:

     Assets acquired:
      Cash                                                      $     9,648
      Accounts receivable                                           285,666
      Inventories                                                   367,901
      Prepaid expenses and other                                     37,676
      Property                                                      237,745
      Excess of purchase price over net assets acquired             135,369
                                                                --------------
                                                                  1,074,005
     Liabilities assumed:
      Accounts payable                                              497,862
      Accrued expenses and other                                    116,795
      Debt                                                          361,752
                                                                --------------
                                                                    976,409
                                                                --------------
     Cash consideration paid                                    $    97,596
                                                                ==============

     The purchase agreement requires the Company to make an annual cash payment (the earn-out provision) of up to 30% of gross profits, as defined, to the seller for four calendar years starting in 1996. For the year ended December 31, 1996, the Company incurred costs of $107,875 relating to the earn-out provision.

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

     This acquisition has been accounted for using the purchase method of accounting, and the excess of purchase price over net assets acquired is being amortized over 15 years using the straight-line method. The consolidated statements of operations include the results of operations of Pro Source since January 1, 1996.

     On April 1, 1996, the Company acquired the assets of Christopher Breuleux, a sole proprietor engaged in the business of providing preventative healthcare development consulting services, for $84,336. The Company also granted Mr. Breuleux stock options to purchase up to 25,000 shares of the Company's stock at $3.00 per share in connection with his employment agreement.

     This acquisition has been accounted for using the purchase method of accounting, and the excess of purchase price over net assets acquired is being amortized over seven years using the straight-line method. The consolidated statements of operations include the results of operations of the assets acquired since April 1, 1996.

     On July 2, 1996, the Company acquired the assets of Physical Therapy of Red Wing, a general partnership engaged in the operation of an outpatient physical therapy clinic, for $25,000. The Company also entered into noncompete agreements with the sellers that called for a lump-sum payment of $25,000. The noncompete agreements cover a period of two years and prohibit the sellers from directly or indirectly competing with the Company within 25 miles of the city of Red Wing, Minnesota.

     This acquisition has been accounted for using the purchase method of accounting, and the excess of purchase price over net assets acquired is being amortized over three years using the straight-line method. The consolidated statements of operations include the results of operations of Physical Therapy of Red Wing since July 2, 1996.

     On December 1, 1996, the Company completed the acquisition of all of the issued and outstanding stock of closely held The Preferred Companies, Inc. dba Preferred Therapy Providers of America (Preferred). Preferred, an Arizona-based company, is an operator of a national network of independent physical therapy clinics. For the eleven months ended November 30, 1996, Preferred had revenues of $600,000 (unaudited). The purchase agreement contained a noncompete provision which covers a period of five years and prohibits the former owners from directly or indirectly competing with the Company. In connection with the acquisition of Preferred, assets acquired, liabilities assumed, notes issued, and cash consideration paid were as follows:

     Assets acquired:
       Cash                                                       $       5,121
       Accounts receivable                                               10,928
       Prepaid expenses and other                                         2,040
       Property                                                           5,122
       Noncompete agreement                                              20,000
       Excess of purchase price over net assets acquired                998,261
                                                                  -------------
                                                                      1,041,472

     Liabilities assumed:
       Notes payable                                                     15,000
       Accounts payable                                                   1,295
       Accrued expenses                                                  21,458
       Deferred revenue                                                 342,041
                                                                  -------------
                                                                        379,794
     Notes issued                                                       300,000
                                                                  -------------
     Cash consideration paid                                      $     361,678
                                                                  =============

     The notes issued are convertible, subordinated promissory notes, bear interest at 8%, and are due December 1, 1998, unless converted earlier. The convertible, subordinated promissory notes and accrued interest are convertible at the option of the holders after May 30, 1997, at a conversion price of the lesser of 85% of the average bid price per share of the Company's common stock over the immediately preceding 10 days or $4.00 per share.

     The purchase agreement requires the Company to make annual payments of up to 25% of net income from operations, as defined, for each of the five fiscal years ending December 31, 1997 through 2001. The annual payment, if any, is due in a combination of 50% in cash and 50% in the Company's common stock. The number of shares issued in connection with the annual payment is calculated by dividing the portion of the annual payment payable in common stock by $4.00.

     The purchase agreement also required the Company to enter into employment agreements with certain key employees of Preferred for a term of 5 years. These agreements provide for minimum aggregate annual salaries of $270,000. The Company also granted stock options to purchase up to 87,000 shares of the Company's common stock at $4.00 per share in connection with the employment agreements.

     This acquisition has been accounted for using the purchase method of accounting, and the excess of purchase price over net assets acquired is being amortized over 15 years using the straight-line method. The consolidated statements of operations include the results of operations of Preferred since December 1, 1996.

3.   NONCOMPETE AGREEMENTS

     On September 27, 1995, the Company entered into a noncompete and separation agreement with a regional vice president. The regional vice president was the former owner of a corporate fitness center operator acquired by the Company in 1992. The separation agreement permitted the Company to terminate its employment and bonus obligations to that regional vice president. The Company made a lump-sum payment of $199,908 to the former employee and issued a note in the amount of $186,942. The note was paid in 1996. In addition, the Company granted the employee stock options to purchase a total of 30,000 shares of the Company's common stock at an option price of $3.00 per share, which expire on July 31, 2000.

     The noncompete agreement covers a period of seven years and prohibits the former employee from directly or indirectly competing with the Company. The payments associated with this agreement will be amortized over the seven-year term of the noncompete agreement.

     The Company also entered into noncompete agreements with the former owners of two companies acquired in 1996 (see Note 2).

4.   PROPERTY

     Property at December 31 consists of the following:

                                                                       1995             1996
     Leasehold improvements                                         $    166,010    $     370,554
     Office equipment                                                    474,512        1,602,473
     Preventative and rehabilitative healthcare equipment                731,039          992,345
                                                                    ------------    -------------
                                                                       1,371,561        2,965,372
     Less accumulated depreciation and amortization                      564,147          780,037
                                                                    ------------    -------------
                                                                    $    807,414    $   2,185,335
                                                                    ============    =============

     Included in preventative and rehabilitative healthcare equipment is equipment under capital leases at cost of $159,990 and accumulated amortization of $123,708 as of December 31, 1995.

5.   FINANCING

     Notes Payable - Notes payable at December 31 consist of the following:

                                                                        1995              1996

     Revolving line of credit                                                        $    1,475,000
     Term loan                                                                              600,000
     Convertible, unsecured promissory notes                       $   1,496,885
     Noninterest bearing $1,000,000 note payable; paid in 1996           970,922
     Note payable; paid in 1996                                          186,942
     Note payable under unsecured revolving line of credit                                   15,000
                                                                   -------------     --------------
                                                                   $   2,654,749     $    2,090,000
                                                                   =============     ==============

     At December 31, 1996, the Company had a term loan and credit agreement (the Agreement) that provided for a $600,000 term loan and a revolving line of credit which provided for maximum borrowings of $1.5 million. Borrowings under the Agreement were due May 31, 1997.

     On February 4, 1997, the Agreement was amended and restated (the Amended Agreement). The Amended Agreement increased the $600,000 term note to $2.5 million, subject to certain conditions, and extended the due dates of the term loan and the revolving line of credit to January 31, 2000. The Company has borrowings of $2.5 million under the term loan. The term note is due in eight quarterly installments of $100,000, beginning January 31, 1998, and a final payment of $1.7 million on January 31, 2000. Interest on outstanding term loan borrowings is payable monthly and is computed at the prime rate plus 6%. Revolving line of credit borrowings are limited based on eligible borrowings, as defined. Interest on outstanding revolving line of credit borrowings is payable monthly and is computed at the prime rate plus 2%. Borrowings under the Amended Agreement are secured by substantially all the Company's assets and personally guaranteed by the Company's president. The agreement contains various restrictive covenants relating to quarterly minimum levels of net worth and net income, limitations on additional indebtedness and capital expenditures, prohibits dividend payments, and other matters.

     At December 31, 1996, the Company also had an unsecured revolving line of credit providing up to $50,000 in financing. Interest on outstanding borrowings under the line of credit was at 2.60% over the prime rate (10.85% at December 31, 1996).

     During 1995, the Company received proceeds of $3.6 million from the issuance of convertible, unsecured promissory notes (the Convertible Notes) and warrants to purchase 574,666 shares of the Company's common stock. A value of $106,183 was assigned to the warrants, based on independent appraisal, which has been credited to additional paid-in-capital, resulting in a similar amount of original issue discount. The Convertible Notes with an aggregate face value of $1.5 million, $1.1 million, and $1.0 million bear interest at 11%, at the prime rate plus 2%, and at 10.75%, respectively. The Convertible Notes and accrued interest are convertible at the option of the holder any time after 120 days from the date of issuance unless the Company allows the holder to convert earlier into shares of common stock at a conversion price of the lesser of 85% of the average bid price per share of the Company's stock over the immediately preceding 10 days or $3.33 per share. During 1995, holders of Convertible Notes converted their notes with an aggregate face value of $2.1 million and accrued interest of $77,570 into 1,025,635 shares of the Company's common stock. The Convertible Notes balance at December 31, 1995 consisted of two Convertible Notes with face values of $1.0 million due February 1, 1996, and $500,000 due June 20, 1996. The warrants are exercisable at $4.00 per share and expire in 1999 and 2000.

     On February 1, 1996, the Company entered into an agreement with the holder of the Convertible Note with a face value of $1.0 million. The agreement required a principal payment of $500,000 plus accrued interest and the issuance of a new convertible unsecured promissory note (the New Convertible Note). The agreement also required the Company to reduce the exercise price of the warrant to purchase 250,000 shares of the Company's common stock issued in connection with the Convertible Note from $4.00 to $3.00 (the New Warrants). A value of $40,000 has been assigned to the New Warrants, based on independent appraisal, which has been credited to additional paid-in capital, resulting in a similar amount of original issue discount. The $500,000 plus accrued interest was paid in 1996.

     During 1996, holders of the New Convertible Note and the Convertible Notes with a face value of $500,000 due June 20, 1996 converted their notes and accrued interest of $68,135 into 456,955 shares of the Company's common stock.

     The Company incurred costs of $167,465 and issued warrants to purchase 196,667 shares of the Company's common stock relating to the issuance of the Convertible Notes. A value of $39,333 was assigned to the warrants based on an independent appraisal. These costs and the original issue discount were amortized using the interest method from the date of issuance to conversion.

     Long-Term Debt - Long-term debt at December 31 consists of the following:

                                                                                     1995             1996

     Noninterest  bearing notes  payable,  discounted  using  discount  rates between 8.75% and 9.25%,  due in annual  installments of $255,000 with
       final payment in 1998                                                    $     666,133   $       470,964
     Convertible, subordinated promissory notes                                                         300,000
     Note payable, secured by inventory, interest at 9.90%,
       due in monthly installments of $5,209 through 1988                                                86,804
     Capital lease obligations, paid in 1996                                           36,501
                                                                                -------------   ---------------
                                                                                      702,634           857,768
     Less current portion                                                             228,556           281,278
                                                                                -------------   ---------------
                                                                                $     474,078   $       576,490
                                                                                =============   ===============

     The convertible, subordinated promissory notes bear interest at 8% and are due December 1, 1998, unless converted earlier. The convertible, subordinated notes and accrued interest are convertible at the option of the holders after May 30, 1997 at a conversion price of the lesser of 85% of the average bid price per share of the Company's common stock over the immediately preceding ten days or $4.00 per share.

     Maturities of long-term debt at December 31, 1996 are as follows:

     Years ending December 31:
       1997                                                   $    281,278
       1998                                                        576,490
                                                              ------------
                                                              $    857,768
                                                              ============

     The fair value of the Company's financing is estimated at its carrying value based on the rates currently available to the Company.

6.   COMMITMENTS AND CONTINGENCIES

     Leases - The Company leased certain equipment and vehicles under agreements which substantially cover the estimated useful lives of the respective assets. These agreements were capitalized at the present value of the future minimum lease payments.

     The Company also leases office space and equipment under operating leases. In addition to base rental payments, these leases require the Company to pay its proportionate share of real estate taxes, special assessments, and maintenance costs. These leases can be renewed for additional one-year periods.

     Costs incurred under operating leased are recorded as rent expense and aggregated approximately $972,000 and $1,338,000 for the years ended December 31, 1995 and 1996, respectively.

     The minimum lease payments due under operating leases at December 31, 1996 are as follows:

     Years ending December 31:
       1997                                                      $  1,222,308
       1998                                                           697,920
       1999                                                           496,632
       2000                                                           186,156
       2001                                                           186,156
                                                                 ------------
                                                                 $  2,789,172
                                                                 ============

     Employment Agreements - The Company has entered into employment agreements with certain key employees for terms of two or seven years. The agreements provide for minimum aggregate annual salaries of approximately $1,310,000 and also provide for incentive awards based on performance.

     Development Agreements - During 1996, the Company entered into three agreements relating to the development of a management information and control system specifically designed to assist the Company in managing its operations.

     In September 1996, the Company entered into an agreement with a software developer for 70 site licenses and limited service and support for a period of two years from the installment date, as defined. The software will be used in managing the Company's preventative healthcare operations. The Company agreed to purchase the original site licenses and limited service and support for $370,000, issue 10,000 shares of common stock, and grant an option to purchase 5,000 shares of common stock on each of the first and second anniversaries of the agreement. Such costs are included in property. The value of the common stock issued $26,250, was determined based on the market value of the Company's common stock. The options will have an exercise price equal to the fair market value of the Company's common stock on the date of grant. Options to purchase 1,666 shares of common stock vest on the grant date and options to purchase 1,667 shares of common stock vest on the first and second anniversaries of the grant date. After the initial two-year period, the Company may purchase ongoing service and support for the 70 sites at a rate of $75,000 per year and the issuance of an option to purchase 5,000 shares of common stock at an exercise price equal to the fair market value of the Company's common stock. The Company had paid $57,000 of the original purchase price in 1996 and $253,000 from January 1, 1997 through April 10, 1997. The remaining $60,000 is due in installments of $40,000 and $20,000 on July 1, 1997 and October 1, 1997, respectively.

     In October 1996, the Company entered into an agreement with a consulting company (one of the owners of the consulting company is also an executive officer of the Company) for the design and implementation of a management information and control system and to serve as a broker in the purchase and sale of physical therapy clinics. The system will be used primarily in managing the Company's rehabilitative healthcare operations. The projected cost relating to the contract, including the purchase of equipment and software, is $1,810,000. As part of the agreement, the Company has also issued a warrant to purchase 70,431 shares of common stock at an exercise price of $4.00. The warrant is exercisable at the completion of the agreement, as defined, and expires in October 2003. The fair market value of the warrant will also be determined at the completion of the agreement, as defined. As of December 31, 1996, the Company has paid $637,000 relating to this agreement.

     In December 1996, the Company entered into an agreement with a software developer and received a paid-up, perpetual, nonexclusive right and license to use the developer's software in managing the Company's rehabilitative healthcare operations. At the signing of the agreement, the Company agreed to purchase 300 site licenses for $150,000. The Company paid $50,000 for 100 site licenses at the signing of the agreement and agreed to purchase 100 site licenses for $50,000 no later than September 15, 1997, and another 100 site licenses no later than May 15, 1998. The Company has also agreed to purchase service and support at a rate of $500 per site for the first 125 sites. The rate for service and support for additional sites will be negotiated in the future.

     Benefit Plan - The Company has defined contribution plans which conforms to IRS provisions for 401(k) plans. Employees are eligible to participate in the plan providing they have attained the age of 21 and have completed one year of service. Participants may contribute up to 15% of their earnings, and the Company may make certain matching contributions. The Company made matching contributions of $40,000 and $67,000 during the years ended December 31, 1995 and 1996, respectively.

     Legal Proceedings - On April 17, 1996, a former employee filed a claim against the Company, alleging wrongful termination of employment and discrimination. The plaintiff has not claimed a specified amount of damages. The Company tendered the defense of this claim to its insurance carrier; and the insurance carrier's response has been that there would be no insurance coverage for the liability represented by this litigation. The Company believes this claim is without merit and will defend it vigorously. The Company believes that the outcome of this claim will not have a material adverse effect on its financial position or results of operation.

     The Company is also involved in various other claims and lawsuits incident to the operation of its business, including claims arising from accidents or from the negligent provision of physical therapy services. The Company believes that their outcome will not have a material adverse effect on its financial condition or results of operation.

     Guarantee - The Company has received minority interests in two limited liability companies (LLCs) in exchange for $1,782, guaranteeing a $38,724 obligation for one LLC, and entering into an equipment lease with one LLC. The Company has deferred the profit on the leased equipment and will recognize the profit ratably over the lease term. One LLC (the operating
     LLC) operates a hospital-based fitness center pursuant to a trademark license from the other LLC. The Company has also entered into a management contract with the operating LLC to manage the fitness center.

7.   EQUITY TRANSACTIONS

     Issuance of Common Stock - In January 1995, the Company received net proceeds of $363,990 when underwriters of the Company's initial public offering exercised their overallotment option to purchase 140,000 shares of common stock at $3.00 per share. During September through December 1995, the Company issued 1,025,635 shares of common stock to holders of Convertible Notes electing to convert their notes with a face value of $2.1 million and accrued interest of $77,570.

     In 1996, the Company issued 456,955 shares of common stock to holders of the New Convertible Note and a Convertible Note electing to convert their notes with a face value of $1.0 million and accrued interest of $60,135. In 1996, the Company also issued 10,000 shares of common stock in connection with a software license agreement. The value of the common stock, $26,250, was determined based on the market value of the Company's common stock.

     Stock Options - Effective February 24, 1992, the Board of Directors and stockholders of the Company adopted the 1992 Incentive Stock Option Plan and the 1992 Nonqualified Stock Option Plan (the Plans). On December 31, 1993, the provisions for granting options under the Plan expired. The Plans provided for the grant of options to purchase shares of common stock to key employees and advisors of the Company at exercise prices not less than 100% of the fair market value at the date of grant and 110% for incentive stock options to individuals owning 10% or more of the Company's common stock. During 1994, the Company also granted options outside of the Plan to purchase 52,800 shares of common stock for prices ranging from $1.56 to $3.16 in connection with three employment agreements. During 1995, the Board of Directors and shareholders approved a 1995 Stock Option Plan. The aggregate number of shares of common stock that could be issued under this Plan is 1,000,000 shares of common stock.

     Generally, the options outstanding (1) are granted at prices equal to the market value of the stock on the date of grant, (2) vest immediately, ratably over a five year vesting period, or one year prior to expiration, and, (3) expire over a period of five or ten years from the date of grant. No previously issued options have been repriced.

     A summary of the status of the Company's stock options are presented below:

                                                                   1995                       1996
                                                         --------------------------  -------------------------
                                                                          Weighted                   Weighted
                                                                           Average                    Average
                                                                          Exercise                   Exercise
                                                            Shares          Price        Shares        Price


     Outstanding at beginning of year                         496,800     $    .90        725,212     $   1.56
     Granted                                                  230,012         3.01        359,235         3.24
     Exercised                                                   (200)        1.56       (135,000)         .66
     Terminated                                                (1,400)        2.48        (49,748)        1.09
                                                         ------------                ------------
     Outstanding at end of year                               725,212     $   1.56        899,699     $   2.39
                                                         ============     ========   ============     ========

     Options exercisable at year-end                          516,200     $   1.25        510,835     $   1.80
                                                         ============     ========   ============     ========

     Options available for future grants                      731,588                     422,101
                                                         ============                ============


     The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board
     (APB) Opinion No. 25 and related interpretations. No compensation cost has been recognized for options issued under the Plans when the exercise price of the options granted are at least equal to the fair value of the common stock on the date of grant. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1995 and 1996, consistent with the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's net (loss) income would have changed to the pro forma amounts indicated below:

                                                                       1995           1996
     Net (loss) income, as reported                           $    (211,985)  $    1,005,581
     Net (loss) income, pro forma                             $    (343,130)  $      822,306

     Net (loss) income per common share, as reported          $        (.04)  $         .14
     Net (loss) income per common share, pro forma            $        (.06)  $         .11

     The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:

                                                   1995               1996

     Dividend yield                                None               None
     Expected volatility                          41.18%             53.67%
     Expected life of option                      5 years         5 or 10 years
     Risk-free interest rate                       6.06%              6.23%
     Fair value of options on grant date           $1.23              $1.49

     The following table summarizes information about stock options at December 31, 1996:

                                           Options Outstanding                        Options Exercisable
                              -----------------------------------------------      -------------------------
                                              Weighted Average       Weighted                       Weighted
                                                  Remaining           Average                        Average
         Range of               Number        Contractual Life       Exercise         Number        Exercise
      Exercise Prices         Outstanding          (Years)             Price        Exercisable       Price


      $.65 - $1.56              270,600             .47               $   .81          266,200       $   .80
       2.18 - 2.50               50,400            2.27                  2.20           32,400          2.19
       3.00 - 3.16              491,699            3.92                  3.00          212,235          3.00
           4.00                  87,000            9.92                  4.00                           4.00
                             ----------                                             ----------
                                899,699            3.37                 $2.39          510,835       $  1.80
                             ==========            ====                 =====       ==========       =======


     Employee Stock Purchase Plan - During 1995, the Board of Directors and Stockholders adopted an Employee Stock Purchase Plan (the Stock Purchase
     Plan). The Stock Purchase Plan allows employees to purchase shares of the Company's common stock at 90% of the fair market value, as defined. The aggregate number of shares that could be issued is 200,000 shares of common stock. During 1996, the Company issued 7,317 shares under the Stock Purchase Plan.

     Warrants - The Company has issued warrants to directors, selling agents, and consultants in consideration for services performed. The warrants expire at various dates in fiscal years 1997 to 2003. The Company has also issued warrants in connection with the issuance of debt. The warrants issued in connection with the debt expire in 1999 and 2000. Warrant activity is as follows:

                                                                                        Exercise
                                              Number of                                   Price
                                               Shares            Exercisable            Per Share

     Balances at December 31, 1994             1,121,992            941,992            $.59 - $3.16
      Granted                                    773,733            328,733             2.25 - 4.00
      Exercised                                 (113,300)          (113,300)                   2.25
      Became exercisable                                            180,000                    3.60
      Terminated                                (553,700)          (553,700)                   2.25
                                            ------------         ----------
     Balances at December 31, 1995             1,228,725            783,725              .59 - 4.00
      Granted                                    322,831                                2.63 - 4.00
      Exercised                                  (86,592)           (86,592)             .59 - 2.19
      Became exercisable                                            446,600             2.63 - 4.00
      Terminated                                (250,000)                                      4.00
                                            ------------         ----------
     Balances at December 31, 1996             1,214,964          1,143,733           $1.25 - $4.00
                                            ============         ==========

     Warrants to purchase 180,000 shares of common stock at $3.60 per share contain a net value exercise provision allowing for the issuance of a lesser number of shares than provided for in the warrant without payment of the cash exercise price.

     Stockholder Note and Interest Receivable - Note and interest receivable are amounts due from a stockholder and officer of the Company. The amount due represents receivables relating to transactions with the stockholder and officer of the Company.

8.   INCOME TAXES

     Income tax expense for the year ended December 31, 1996, has been offset by a reduction in the valuation allowance for deferred taxes. The benefit for income taxes has been offset by a valuation allowance for the year ended December 31, 1995, because the Company's net operating losses could not be carried back and future realization of the net operating loss carryforwards is uncertain.

     A reconciliation between taxes computed at the expected federal income tax rate and the effective tax rate for the years ended December 31 is as follows:

                                                                   1995            1996
     Tax benefit (expense) computed at statutory rates         $    70,000    $    (350,000)
     State taxes, net of federal effect                             10,000          (50,000)
     Nondeductible goodwill amortization                           (90,000)        (120,000)
     Other                                                         (10,000)         (10,000)
     Change in valuation allowance                                  20,000          530,000
                                                               -----------    -------------
                                                               $        -     $          -
                                                               ===========    =============

     At December 31, 1996, the Company had $1,500,000 of federal and state operating loss carryforwards. The carryforwards expire from 2004 to 2010. The net operating tax loss is limited to $1,200,000 per year under Internal Revenue Code Section 382 at December 31, 1996.

     The tax effect of the temporary differences, tax carryforwards, and valuation allowances at December 31 is as follows:


                                                             1995              1996
     Current:
       Accounts receivable                                                  $   290,000
       Prepaid expenses                                                         (50,000)
       Other                                                                     40,000
       Accrued employee benefits                                                170,000
       Accrual to cash basis adjustment                   $   (390,000)        (700,000)
       Tax loss carryforwards                                  390,000          520,000
       Valuation allowance                                                     (270,000)
                                                          ------------      -----------
                                                          $         -       $        -
                                                          ============      ===========
     Noncurrent:
       Difference between tax and book depreciation
          and amortization                                $    (50,000)     $   (90,000)
       Tax loss carryforwards                                  850,000           90,000
       Valuation allowance                                    (800,000)
                                                          ------------      -----------
                                                          $         -       $        -
                                                          ============      ===========

9. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NONCASH FINANCING ACTIVITIES

     A summary of supplemental cash flow information and noncash financing for the years ended December 31, is as follows:

                                                                                        1995             1996
     Cash paid for interest                                                      $     115,328   $      225,434
     Conversion of notes payable and accrued interest to equity                      2,177,570        1,054,445
     Issuance of notes payable in connection with acquisitions                         896,231          300,000
     Issuance of common stock in connection with the acquisition
       of Fitness Systems                                                              792,594          222,314
     Issuance of common stock in connection with a software license
       agreement                                                                                         26,250
     Issuance of note payable in connection with the noncompete
       agreement                                                                       186,942
     Receivable from the issuance of common stock                                      110,925

10.  SEGMENT INFORMATION

     Specific financial information by business segment is included in the following summary:

                                                1995                   1996
    Revenues:
      Preventative healthcare                $   12,135,659    $    21,789,983
      Rehabilitative healthcare                   5,770,546          6,724,361
                                             --------------    ---------------
                                             $   17,906,205    $    28,514,344
                                             ==============    ===============
    Operating income (loss):
      Preventative healthcare                $    1,612,219    $     2,482,149
      Rehabilitative healthcare                     326,765            717,018
      Corporate                                  (1,595,466)        (1,927,437)
                                             --------------    ---------------
                                             $      343,518    $     1,271,730
                                             ==============    ===============
    Identifiable assets:
      Preventative healthcare                $    7,334,989    $     8,967,477
      Rehabilitative healthcare                   3,632,905          5,313,436
      Corporate                                   3,315,730          3,897,984
                                             --------------    ---------------
                                             $   14,283,624    $    18,178,897
                                             ==============    ===============
    Depreciation and amortization:
      Preventative healthcare                $      312,629    $       520,708
      Rehabilitative healthcare                     415,343            342,132
      Corporate                                     299,364            210,805
                                             --------------    ---------------
                                             $    1,027,336    $     1,073,645
                                             ==============    ===============
    Additions to property:
      Preventative healthcare                $        3,800    $       559,817
      Rehabilitative healthcare                      20,070            234,426
      Corporate                                     148,302            119,574
                                             --------------    ---------------
                                             $      172,172    $       913,817
                                             ==============    ===============

11.  SUBSEQUENT EVENTS

     Sale of Physical Therapy Clinics - In January 1997, the Company sold four underperforming physical therapy clinics. The total sale price of the clinics exceeded the carrying value of the long-lived assets associated with the clinics. In 1996, the clinics generated revenues of approximately $1,325,000.

     Acquisitions - On February 7, 1997, the Company completed the acquisition of certain of the assets and assumed the liabilities of two related and closely held companies: Isernhagen & Associated, Inc. and Isernhagen, Ltd. (Isernhagen). Isernhagen, Minnesota-based companies, provide comprehensive programs and services to professionals who work in industrial rehabilitation and work injury services. The purchase agreement contained a noncompete provision which covers a period of five years and prohibits the former owners from directly or indirectly competing with the Company. In connection with the acquisition, assets purchased and liabilities assumed, notes issued, and cash consideration paid were as follows:

     Assets acquired:
      Accounts receivable                                   $      108,900
      Inventories                                                   13,492
      Property                                                       9,159
      Noncompete agreement                                         120,000
      Excess of purchase price over net assets acquired          1,088,260
                                                            --------------
                                                                 1,339,819
     Liabilities assumed:
      Accounts payable                                              26,145
      Accrued expenses                                              45,574
      Deferred revenue                                              18,100
                                                            --------------
                                                                    89,819
     Notes issued                                                  250,000
                                                            --------------
     Cash consideration paid                                $    1,000,000
                                                            ==============

     The Company also agreed to issue common stock with a value of $500,000 on February 7, 1999, provided the former owners of Isernhagen are employed by the Company on that date.

     The notes issued are convertible, subordinated promissory notes, bear interest at 8%, and are due May 7, 1998, unless converted earlier. The
     convertible,   subordinated  promissory  notes  and  accrued  interest  are convertible at the option of the holders after August 6, 1997, at a conversion price of the lesser of 85% of the average bid price per share of the Company's common stock over the immediately preceding ten days or $4.00 per share.

     The purchase agreement requires the Company to make annual cash payments of 50% of net income from operations in excess of 25% of revenues, as defined, for each of the five fiscal years ending February 28, 1998 through 2002.

     The purchase agreement also required the Company to enter into employment agreements with certain key employees of Isernhagen for a term of five years. These agreements provide for minimum aggregate annual salaries of $195,000. The Company also granted stock options to purchase up to 70,000 shares of the Company's common stock at $4.00 per share in connection with the employment agreements.

     On April 9, 1997, the Company completed the acquisition of all the issued and outstanding stock of closely held K.A.M. Physical Therapy Services, Corp. (K.A.M.), an Iowa-based provider of rehabilitative services. The purchase agreement contained a noncompete provision which covers a period of seven years and prohibits one of the former owners from directly or indirectly competing with the Company. In connection with the acquisition of K.A.M., the Company issued 78,911 shares of common stock valued at $200,000 and cash consideration of $200,000.

     The purchase agreement requires the Company to make annual payments up to 39% of net income from operations, as defined, for each of the five fiscal years ending March 31, 1997 through 2001. The annual payment, if any, is due in a combination of 50% in cash and 50% in the Company's common stock. The number of shares issued in connection with the annual payment is calculated by dividing the portion of the annual payment payable in common stock by $3.50.

     The purchase agreement also required the Company to enter into an employment agreement with a key employee of K.A.M. for a term of five years. This agreement provides for a minimum annual salary of $100,000. The Company also granted stock options to purchase up to 5,000 shares of the Company's common stock at $4.00 per share with this employment agreement.

     This acquisition has been accounted for using the purchase method of accounting, and the excess of purchase price over net assets acquired is being amortized over 15 years using the straight-line method.

     In connection with the K.A.M. acquisition, the Company also entered into a separate noncompete agreement with a former K.A.M. owner. The noncompete agreement required the Company to make a lump-sum distribution of $75,000 and prohibits the former owner from directly or indirectly competing with the Company for a period of five years.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The names and ages of the executive officers of the Registrant and their positions and offices presently held are as follows:


Name                      Age       Position with Company

Loren S. Brink            41        Chairman, President and Chief Executive
                                    Officer

Don Paul Cochran          42        Secretary, Treasurer and Chief Financial
                                    Officer

Charles J. Pappas         47        Fitness Management division President

Thomas H. Coplin          52        Health Fitness Rehab division President

Patrick D. Regan          40        Pro Source Fitness division President


     Loren S. Brink has been President, Chief Executive Officer and Chairman of the Company since its inception in 1981. He holds a Masters Degree in Cardiac Rehabilitation and Adult Fitness from the University of Wisconsin. He has an extensive clinical background, has published numerous articles regarding corporate fitness and speaks frequently at national conferences.

     Don Paul Cochran has served as Secretary, Treasurer and Chief Financial Officer of the Company since January 1997. Prior to joining the Company Mr. Cochran served as a consultant to Practice Management Consultants, Inc., a physical therapy consulting business of which Thomas H. Coplin is President and one-half owner. From 1995 to 1996, Mr. Cochran served as Chief Financial Officer of Access Management Corp., a document imaging company. From 1989 to 1995, Mr. Cochran served as Vice President-Tax of E.W. Blanch Co., a reinsurance brokerage.

     Charles J. Pappas has served as President of the Company's Fitness Management division since March 10, 1997. Prior to joining the Company, from 1995 to 1997 Mr. Pappas was General Manager of Bearpath Golf and Country Club, a golf course, clubhouse, pool and tennis facility located in Eden Prairie, Minnesota. From 1995 to 1996, Mr. Pappas was a retail business advisor to the Shakopee Mdewakanton Dakota Community. From 1994 to 1995, Mr. Pappas was General Manager of Dakotah! Sport and Fitness, an athletic club operated by the Shakopee Mdewakanton Dakota Community located near Prior Lake, Minnesota. From 1985 to 1993, Mr. Pappas was Vice President/General Manager of Flagship Athletic Club located in Eden Prairie, Minnesota.

     Thomas H. Coplin has served as President of the Company's Health Fitness Rehab division since January 1997 and was designated an executive officer of the Company in March 1997. Since 1995, Mr. Coplin has been President of Practice Management Consultants, Inc., a physical therapy consulting company. Since 1994, Mr. Coplin has also served as President of Coplin Quarter Horses. From 1981 to 1993, Mr. Coplin was President of Coplin Physical Therapy Associates, Inc., a physical therapy practice which was acquired by ReHab Clinics, Inc. in 1993 and for whom Mr. Coplin served as Area Vice President for a portion of 1993.

     Patrick D. Regan has served as the President of the Company's Pro Source Fitness division since January 1996 when the Company acquired the assets of such business. Prior to joining the Company, Mr. Regan was the President of Pro Source since 1991.

     There are no family relationships among any of the Company's directors or executive officers.

     The information required by Item 9 relating to directors and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the sections labeled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, which appear in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders.

ITEM 10. EXECUTIVE COMPENSATION

     The information required by Item 10 is incorporated herein reference to the section labeled "Executive Compensation" which appears in the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     The information required by Item 11 is incorporated herein by reference to the section labeled "Principal Shareholders and Management Shareholdings" which appears in the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 12 is incorporated by reference to the section labeled "Certain Transactions" which appears in the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          Exhibits are numbered in accordance with Item 601 of Regulation S-B. See "Exhibit Index" immediately following the signature page of this Form 10-KSB.

     (b)  Reports on Form 8-K

          On January 7, 1997, the Registrant filed a Form 8-K reporting the Registrant's acquisition on December 23, 1996 of all of the outstanding capital stock of The Preferred Companies, Inc., an Arizona corporation. No other reports on Form 8-K were filed during (or with respect to events occurring in) the last fiscal quarter of the Registrant's 1996 fiscal year.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 15, 1997      HEALTH FITNESS PHYSICAL THERAPY, INC.


                            By  /s/ Loren S. Brink
                                Loren S. Brink
                                Chairman, President and Chief Executive Officer (Principal Executive Officer)


                            By  /s/ Don Paul Cochran
                                Don Paul Cochran
                                Secretary, Treasurer and Chief Financial Officer (Principal Financial Officer)


                            By  /s/ Bradley J. Bowman
                                Bradley J. Bowman
                                Controller
                                (Principal Accounting Officer)

                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears above or below constitutes and appoints Loren S. Brink and Don Paul Cochran, or either of them, his true and lawful attorneys-in-fact, and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in their respective capacities as directors of the Company.

    Signature                                             Date

    /s/ Loren S. Brink
    Loren S. Brink                  Director          April 15, 1997

    /s/ Charles E. Bidwell
    Charles E. Bidwell              Director          April 15, 1997

    /s/ James A. Bernards
    James A. Bernards               Director          April 15, 1997

    /s/ George E. Kline
    George E. Kline                 Director          April 15, 1997

 /s/ William T. Simonet, M.D.
    William T. Simonet, M.D.        Director          April 15, 1997

    /s/ Robert K. Spinner
    Robert K. Spinner               Director          April 15, 1997

                                  EXHIBIT INDEX
                      HEALTH FITNESS PHYSICAL THERAPY, INC.
                                   FORM 10-KSB

Exhibit No.                         Description

   ***3.1   Articles of Incorporation, as amended, of the Company
     *3.2   Restated By-Laws of the Company
     *4.1   Specimen of Common Stock Certificate
    *10.1   Agreement for Purchase and Sale of Assets dated December 17,
            1993 between the Company and Northern California Back to Work
            Rehabilitation Clinic
    *10.2   Agreement for Purchase and Sale of Assets dated December 16,
            1993 between the Company and River City Rehab, Inc. and
            Eric R. Gram, Henna R. Barker and Michael B. Humphrey
    *10.3   Purchase and Sale Agreement dated April 13, 1994 between
            the Company and Mark W. Siewert and Sports and Orthopedic
            Physical Therapy, Inc.
    *10.4   Agreement for Purchase and Sale of Assets dated June 2,
            1994 between the Company and START Physical Therapy,
            Michael M. Drucker, M.D., Ralph J. Venuto, M.D., Michael
            Roy, R.P.T., Roger Rommelfanger, R.P.T. and Michael Weinstein, M.D
    *10.5   Agreement  for Purchase and Sale of Assets dated June 10, 1994 between  Health  Fitness  Physical  Therapy of Tahoe,  Inc., a
            wholly-owned  subsidiary  of the Company,  and Tahoe  Physical
            Therapy Clinic, Inc.
    *10.6   Warrant dated March 3, 1993 in favor of Jim Bernards/
            Brightstone Capital
    *10.7   Employment Agreement dated February 24, 1992 between the
            Company and Loren S. Brink
     10.8   Standard Office Lease Agreement (Net) dated as of June 13, 1995 covering headquarters of Company
   **10.9   Health Fitness Physical Therapy, Inc. 1995 Stock Option Plan
   **10.10  Stock Purchase Agreement dated March 27, 1995 between the Company,
            William Horton and William Horton as Trustee
     10.11  Second Amended and Restated Credit and Security Agreement dated as of  February 4, 1997 by and between the Company and Norwest
            Bank, N.A., together with Revolving Note and Term Note attached thereto.
 ****10.12  Agreement of Purchase and Sale dated December 23, 1996 by and among
            The Preferred Companies, Inc., its shareholders, and Health Fitness
            Rehab, Inc.
*****10.13  Agreement of Purchase and Sale dated February 7, 1997 by and between
            Isernhagen & Associates, Inc. and Health Fitness Rehab, Inc.
*****10.14  Agreement of Purchase and Sale dated February 7, 1997 by and between
            Isernhagen Ltd. and Health Fitness Rehab, Inc.
     10.15  Systems Design and Implementation Agreement dated October 15, 1996 between Practice Management Consultants, Inc. and the Company.
     21.1   Subsidiaries
     23.1   Consent of Deloitte & Touche LLP
     24.1   Power of Attorney (included on Signature Page)

* Incorporated by reference to the Company's Registration Statement on Form SB-2 No. 33- 83784C.

** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

*** Incorporated by reference to the Company Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996.

**** Incorporated by reference to the Company's Current Report on Form 8-K filed on January 7, 1997.

*****Incorporated by reference to the Company's Current Report Form 8-K filed on February 21, 1997.