Form 10KSB/A
period 1996-12-31
HEALTH FITNESS PHYSICAL THERAPY INC
filed 1997-04-30
CIK 886432

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              FORM 10-KSB/A (No. 1)
               [x] Annual Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1996

                         Commission File Number: 0-25064

                      HEALTH FITNESS PHYSICAL THERAPY, INC.
        (Exact name of small business issuer as specified in its charter)

Minnesota                                                        41-1580506
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                                   Identification
Number)

          3500 W. 80th Street, Suite 130, Bloomington, Minnesota, 55431
               (Address of principal executive offices) (Zip code)
                     Issuer's Telephone Number: 612-831-6830

       Securities registered under Section 12(b) of the Exchange Act: None
         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock, $.01 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $28,514,000.

As of March 24, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last quoted price at which such stock was sold on such date as reported by the Nasdaq SmallCap Market, was $11,695,883.

As of March 24, 1997, there were outstanding 7,666,122 shares of the issuer's common stock, $.01 par value.

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

     Health Fitness Physical Therapy, Inc. (the "Company") hereby amends Part III of its Form 10-KSB for the year ended December 31, 1996.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers:

     The names and ages of the executive officers and directors of the Company and their positions and offices presently held are as follows:


Name                      Age                         Position

Loren S. Brink             41     President, Chief Executive Officer and
                                  Chairman of the Board of Directors

Don Paul Cochran           42     Secretary, Treasurer and Chief
                                  Financial Officer

Charles J. Pappas          47     Health and Fitness Services division President

Thomas H. Coplin           52     Health Fitness Rehab division
                                  President

Patrick D. Regan           40     Pro Source Fitness division President

James A. Bernards          50     Director

Charles E. Bidwell         52     Director

George E. Kline            61     Director

William T. Simonet, M.D.   43     Director

Robert K. Spinner          54     Director

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

     Charles J. Pappas has served as President of the Company's Health and Fitness Services division since March 10, 1997. Prior to joining the Company, from 1995 to 1997 Mr. Pappas was General Manager of Bearpath Golf and Country Club, a golf course, clubhouse, pool and tennis facility located in Eden Prairie, Minnesota. From 1995 to 1996, Mr. Pappas was a retail business advisor to the Shakopee Mdewakanton Dakota Community. From 1994 to 1995, Mr. Pappas was General Manager of Dakotah! Sport and Fitness, an athletic club operated by the Shakopee Mdewakanton Dakota Community located near Prior Lake, Minnesota. From 1985 to 1993, Mr. Pappas was Vice President/General Manager of Flagship Athletic Club located in Eden Prairie, Minnesota.

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

     James A. Bernards, a Director of the Company since 1993, is President of Brightstone Capital, Ltd., a venture capital firm and has been President of Facilitation Incorporated, a strategic planning firm he founded in July 1993. Prior to that time he was President of Stirtz Bernards & Co., a CPA firm he founded and with which he had been a partner for more than twelve years. He is also a director of FSI International and Reality Interactive, Inc.

     Charles E. Bidwell, a Director of the Company since 1988, was Chief Financial Officer of Red Owl Stores, Inc., a Minneapolis-based food retailer, from 1981 until April 1994. He has a 25-year history of starting and managing new businesses, as well as significant corporate experience with Tonka, Inc. and Red Owl Stores, Inc. He holds an MBA in Marketing and Finance from
Carnegie-Mellon University in Pittsburgh, Pennsylvania. ROS Stores, Inc. (formerly Red Owl Stores, Inc.) was the subject of an involuntary Chapter 7 bankruptcy petition, filed on June 11, 1992. This involuntary proceeding was converted to a Chapter 11 reorganization action on July 6, 1992. A plan of reorganization was filed and confirmed as of February 18, 1993 in the United States Bankruptcy Court, District of Minnesota (Case Number 3-92-3833) providing for full payment to all creditors.

     George E. Kline, a Director of the Company since March 1993, is an executive officer of Brightstone Capital, Ltd., a venture capital firm and has been President of Venture Management, a firm engaged in investing and providing financial consulting services to corporations, since 1968. He is also a director of Applied Biometrics, Inc., CyberOptics Corporation, Rimage Corporation, Fieldworks, Inc. and Nutrition Medical, Inc.

     William T. Simonet, M.D., a Director of the Company since March 1993, is an independent practicing orthopedic surgeon. From 1985 until August, 1994, Dr. Simonet practiced with Orthopedic Consultants, P.A. Dr. Simonet received his Medical degree in 1980 from the University of Minnesota medical school. He also received a Master of Science degree in orthopedic surgery from the Mayo Graduate School of Medicine in 1985.

     Robert K. Spinner, a Director of the Company since May 1995, has been President of Abbott Northwestern Hospital in Minneapolis, Minnesota since 1988 and a member of the administrative staff at Abbott Northwestern since 1968. Mr. Spinner graduated from St. John's University in Collegeville, Minnesota with a Bachelor's degree in Economics and Accounting in 1964; he was awarded a Masters degree in Hospital and Healthcare Administration from the University of Minnesota in 1969. Mr. Spinner is a member of the Board of Directors of St.
John's University, the Newt C. Little Hospice and the Minnesota Hospital Association.

     There are no family relationships among any of the Company's directors or executive officers. The term of office of each director is one year from the date of the most recent annual meeting of shareholders or until his successor is elected.

Compliance with Section 16(a) of the Exchange Act:

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders ("Insiders") are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based on a review of the copies of such reports furnished to the Company, during the fiscal year ended December 31, 1996, all
Section 16(a) filing requirements applicable to Insiders were complied with except that Charles Bidwell was late filing a form reporting one transaction.

ITEM 10.   EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth certain information regarding compensation paid during each of the Company's last three fiscal years to the President and Chief Executive Officer. No other executive officers received compensation in excess of $100,000 during fiscal 1996.


                                                                                     Long Term Compensation
                                                                             ------------------------------------
                                           Annual Compensation                      Awards
                                 ------------------------------------------- ----------------
                                                                                 Securities
                                                                                 Underlying
Name and                Fiscal                                                     Options           All Other
Principal Position      Year        Salary ($)   Bonus ($)       Other           /SARs (#)       Compensation ($)
------------------     --------  ---------------------------  -------------- ----------------   -----------------

Loren S. Brink,          1996      $137,700        $35,000     $  22,436 (1)       100,000          $3,935 (2)
Chief Executive          1995       111,800           -           15,054              -              3,422 (2)
Officer and President    1994       111,800           -           16,268              -              3,097 (2)

(1)  Amount reflects automobile  allowance and entertainment  expense allowance.

(2) Amount reflects health insurance premiums and life insurance premiums not available to employees generally.

Employment Agreements

     In February 1992, the Company entered into a five-year Employment Agreement with Loren S. Brink. The agreement, which expired on December 31, 1996, and has been replaced with a new Employment Agreement described below, entitled Mr. Brink to annual base compensation of $100,000 and discretionary annual base adjustments of $10,000 up to a maximum annual base salary of $140,000. The agreement also entitled Mr. Brink to an annual bonus based upon certain specified goals and objectives set by the Company's Board of Directors. The agreement prohibited Mr. Brink from directly or indirectly competing with the Company in the in-house fitness or wellness center or program business for hospitals, corporations or governmental entities in the United States for two years after termination of his employment, provided the Company pays Mr. Brink $100,000 for each year of such non-competition.

     On  April  8,  1997  the  Board  of  Directors  approved  a new  three-year
Employment Agreement with Mr. Brink, effective January 1, 1997 (the "Agreement"), which will automatically extend for additional three-year terms, unless either party gives written notice of termination. Pursuant to the Agreement, Mr. Brink will continue to serve as the Company's President and Chief Executive Officer at a minimum base salary of $160,000, $170,000 and $180,000 for the calendar years 1997, 1998 and 1999, respectively. Mr. Brink is eligible to earn an annual year-end cash bonus ranging from 25% of base salary (if the Company's actual pre-tax profits are at least 80% of the budgeted amount therefor) to 75% of his base salary (if the Company's actual pre-tax profits are 120% or more of budget).

     The Company granted Mr. Brink incentive stock options to purchase up to 100,000 shares of Company Common Stock at an exercise price of $3.00 per share. Such options vest 25% immediately and 25% over on each of the first three anniversaries of the effective date. Mr. Brink receives normal and customary employee benefits and fringe benefits, including a $750 per month car allowance, county club membership and $2,500 per year for professional, financial, legal and tax planning counsel.

     The Company may terminate the Agreement on 60 days' notice for "cause" or upon twelve-months' notice "without cause." The Agreement terminates upon Mr. Brink's death or permanent disability. If Mr. Brink is terminated for "cause," he will continue to receive his base salary for up to 60 days, and be entitled to participate in certain benefit programs at his expense for up to eighteen months. If Mr. Brink is terminated without "cause," he will continue to receive his base salary for a period of up to 24 months following such termination. If the Agreement is terminated due to Mr. Brink's death or disability, Mr. Brink's base salary will continue to be paid for a period of 18 months. If Mr. Brink's employment is terminated by reason of his death, disability, without "cause" or in connection with a "change of control" of the Company, he will receive a pro rated portion of any bonuses or incentive payment, and the immediate vesting and acceleration of any unexpired and unvested stock options previously granted.

     The Agreement gives Mr. Brink the option to terminate the Agreement upon a change of control or business combination, including the sale or merger of the Company. In such event, Mr. Brink can elect to receive his base salary for the longer of the unexpired three year term of the Agreement or 24 months, or in lieu thereof, a cash payment equal to 2.99 times Mr. Brink's base salary, subject to reduction to prevent such payment (together with any other payments considered contingent upon a change of control) from constituting an excess parachute payment under applicable provisions of the Internal Revenue Code.


Option/SAR Grants During 1996 Fiscal Year

     The following table sets forth information regarding stock options granted to the Chief Executive Officer during the fiscal year ended December 31, 1996. The Company has not granted stock appreciation rights.

                                 Number of
                                Securities                % of Total
                                Underlying               Options/SARs
                               Options/SARs               Granted to                Exercise or
                                  Granted                Employees in               Base Price                Expiration
         Name                       (#)                  Fiscal Year                  ($/Sh)                     Date
   ---------------             ------------              ------------               -----------               ----------

Loren S. Brink                  100,000(1)                   27.8%                     $3.00                   5/31/01

------------------------

(1) Such option is exercisable as to 33,333 shares on June 1, 1997, 1998 and 1999.


Aggregated Option/SAR Exercises During 1996 Fiscal Year and Fiscal Year End Option/SAR Values

     No options were exercised by the Chief Executive Officer during fiscal 1996. The following table provides information related to the number and value of options held at fiscal year end by the Chief Executive Officer:

                              Number of Unexercised
                              Securities Underlying                      Value of Unexercised In-the-
                               Options at 12/31/96                       Money Options at 12/31/96(1)
                              ---------------------                      -----------------------------
Name                    Exercisable           Unexercisable            Exercisable            Unexercisable
----                    -----------           -------------            -----------            -------------
Loren S. Brink....        200,000                100,000                 $470,500                 $0

(1) Value of exercisable/unexercisable in-the-money options is equal to the difference between the market price of the Common Stock at fiscal year end and the option exercise price per share multiplied by the number of shares subject to options. The closing price as of December 31, 1996 on the Nasdaq SmallCap Market was $3.00.

Directors Fees

     Directors are not paid fees for attending Board or Committee meetings, but are reimbursed for their out-of-pocket expenses incurred on the Company's behalf. On April 8, 1997, the Company adopted a stock option program for nonemployee directors whereby each nonemployee director (Messrs. Bernards, Bidwell, Kline, Simonet and Spinner) was granted a nonqualified stock option under the Company's 1995 Stock Option Plan (the "Plan") to purchase 50,000 shares of Company Common Stock at $3.00 per share. Such options expire April 8, 2007. In recognition of the directors' past service as directors without compensation, such options were made immediately exercisable ("vested") to the extent of 10,000 shares. Such options will vest to the extent of an additional 10,000 shares upon each re-election of such respective director to the Company's Board of Directors, commencing with the May 1997 Annual Meeting of Shareholders. If a optionee ceases to be a director, such options shall remain exercisable but only to the extent vested at the date of termination, unless such optionee ceases to be a director for cause, in which event the option shall immediately terminate.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

     The following table provides information concerning persons known to the Company to be the beneficial owners of more than 5% of the Company's outstanding Common Stock as of April 11, 1997. Unless otherwise indicated, the shareholders listed in the table have sole voting and investment powers with respect to the shares indicated.

    Name and Address of                Number of Shares        Percent of
     Beneficial Owner                 Beneficially Owned        Class (1)

Perkins Capital Management, Inc.         1,119,000 (2)             14.2%
730 E. Lake Street
Wayzata, MN 55391

Loren S. Brink                             927,333 (3)             11.9%
3500 W. 80th Street
Minneapolis, MN 55431

Heartland Advisors, Inc.                   429,099 (4)              5.5%
790 N. Milwaukee Street
Milwaukee, WI 53202

Okabena Partnership K                      424,656 (5)              5.3%
90 S. Seventh Street
Minneapolis, MN 55402

(1) Shares not outstanding but deemed beneficially owned by virtue of the right of a person to acquire them as of April 11, 1997, or within sixty days of such date are treated as outstanding only when determining the percent owned by such individual and when determining the percent owned by a group.

(2) Ownership is as reported in Schedule 13G dated February 4, 1997, which indicates sole power to vote or direct the vote of 592,000 shares and sole power to dispose or direct the disposition of 1,119,000 shares. These securities are beneficially owned by clients of Perkins Capital Management, Inc., an investment advisor. Includes 125,000 shares issuable pursuant to a currently exercisable warrant.

(3) Includes 58,333 shares which may be purchased upon exercise of options which are exercisable as of April 11, 1997 or within 60 days of such date.

(4) Ownership is as reported in Schedule 13G dated February 12, 1997. These securities are beneficially owned by investment advisory accounts of Heartland Advisors, Inc., an investment adviser. Includes 33,333 shares issuable pursuant to a currently exercisable warrant.

(5) Ownership is as reported in Amendment to Schedule 13D dated February 11, 1997. Includes 250,000 shares issuable pursuant to a currently exercisable warrant.

Management Shareholdings

     The following table sets forth the number of shares of Common Stock beneficially owned as of April 11, 1997, by each executive officer of the Company named in the Summary Compensation table, by each current director and nominee for director of the Company and by all directors and executive officers (including the named individuals) as a group. Unless otherwise indicated, the shareholders listed in the table have sole voting and investment powers with respect to the shares indicated.

   Name of Beneficial Owner                   Number of Shares                  Percent of
      or Identity of Group                   Beneficially Owned                 Class (1)
   ----------------------------              ------------------                 ---------

   Loren S. Brink                                 927,333 (2)                     11.9%
   Charles E. Bidwell                             327,596 (3)(4)                   4.2%
   James A. Bernards                              277,002 (4)(5)                   3.5%
   George E. Kline                                277,002 (4)(5)                   3.5%
   Robert K. Spinner                               64,000 (4)(6)                    *
   William T. Simonet, M.D.                        54,000 (4)(7)                    *
   All directors and executive officers
     as a group (10 persons)                    1,781,063 (8)                     21.9%

*    Less than 1%

(1)  See footnote (1) to preceding table.

(2)  See footnote (3) to preceding table.

(3) Includes 45,000 shares which may be purchased upon exercise of options which are exercisable as of April 11, 1997 or within 60 days of such date.

(4) Does not include 10,000 shares which will become purchasable upon vesting of an option if such person is elected a director at the Annual Meeting. (See "Election of Directors-Directors Fees.")

(5) Includes (i) 20,000 shares and a currently exercisable warrant to purchase 80,000 shares held by Brightstone Capital, Ltd., an investment firm controlled by Mr. Bernards and Mr. Kline, (ii) 85,752 shares and a currently exercisable warrant to purchase 50,000 shares held by Brightside Fund and 31,250 shares held by Brightstone Fund V, both of which are investment funds managed by Messrs. Bernards and Kline, and (iii) 10,000 shares which may be purchased upon exercise of an option which is exercisable as of April 11, 1997 or within 60 days of such date. Neither Mr. Bernards nor Mr. Kline holds any shares individually.

(6) Includes 55,000 shares which may be purchased upon exercise of options which are exercisable as of April 11, 1997 or within 60 days of such date.

(7) Includes 22,000 shares which may be purchased upon exercise of options which are exercisable as of April 11, 1997 or within 60 days of such date.

(8) Includes 387,265 shares which may be purchased upon exercise of options and warrants which are exercisable as of April 11, 1997 or within 60 days of such date.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Robert K. Spinner, a Director of the Company, is President of Abbott Northwestern Hospital in Minneapolis, Minnesota. Abbott Northwestern contracted with the Company to manage its fitness center. In 1995, the Company received approximately $97,000 in management fees for management of this fitness center. The revenues realized from this contract are similar to revenues realized by the Company from comparable fitness center contracts that the Company has with other non-affiliated customers. This contract expired on December 31, 1995.

     Effective January 1, 1996, the Company and Charles E. Bidwell, a Director of the Company, entered into a Consulting Agreement whereby Mr. Bidwell will provide consulting services to the Company in the areas of strategic planning, and exploration and negotiation of joint ventures and acquisitions. The Consulting Agreement provided for monthly payments of $2,000 to Mr. Bidwell as well as a grant to Mr. Bidwell, on April 1, 1996, of options to purchase 10,000 shares of the Company's Common Stock. These options are immediately exercisable at $3.00 per share through March 2000. The Consulting Agreement was extended on October 15, 1996 and Mr. Bidwell received an additional grant of options to purchase 25,000 shares of the Company's Common Stock. These options are immediately exercisable at $3.00 per share through October 15, 2000. The Consulting Agreement was terminated effective March 31, 1997.

     The President and Chief Executive Officer, Loren Brink, has received loans and advances from the Company from time to time over the last two years. As of December 31, 1996, the total of all such loans, including interest was $77,573. Such loans carry an interest rate equal to the Company's cost of borrowing funds.


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

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  April 30, 1997

                                       HEALTH FITNESS PHYSICAL THERAPY, INC.



                                        By /s/ Don Paul Cochran
                                          Don Paul Cochran, Secretary,
                                          Treasurer and Chief Financial Officer