Form 10QSB
period 1997-03-31
HEALTH FITNESS PHYSICAL THERAPY INC
filed 1997-05-15
CIK 886432

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1997


                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from __________________ to ____________________

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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         The number of shares outstanding of each of the registrant's classes of capital stock, as of April 30, 1996 was:

                 Common Stock, $.01 par value, 7,679,922 shares

Transitional Small Business Issuer Format: [  ] Yes   [X] No

                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
             HEALTH FITNESS PHYSICAL THERAPY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                   December 31,             March 31,
                                                                                       1996                  1997
                                                                                       ----                  ----
ASSETS
------
CURRENT ASSETS:
    Accounts receivable, less allowance for doubtful accounts
        of $245,000 and $270,000, respectively                                      $ 4,656,876           $5,517,550
    Inventories                                                                         454,254              534,742
    Prepaid expenses and other                                                          433,413              244,996
                                                                                      ---------            ---------
        Total current assets                                                          5,544,543            6,297,288
PROPERTY (net)                                                                        2,185,335            2,411,568
OTHER ASSETS:
    Goodwill, less accumulated amortization of $961,424
        and $1,087,739, respectively                                                  9,376,367           10,231,382
    Noncompete agreements, less accumulated amortization
        of $84,874 and $106,815, respectively                                           346,976              445,035
    Trade accounts receivable not expected to be collected within one
        year, less allowance for doubtful accounts of $240,000 at both dates            640,000              780,000
    Other                                                                                85,676              201,441
                                                                                     ----------           ----------
                                                                                    $18,178,897          $20,366,714
                                                                                     ==========           ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
    Checks written in excess of bank balances                                       $    94,643          $   615,370
    Notes payable                                                                     2,090,000            1,440,500
    Trade accounts payable                                                            1,662,077              880,328
    Accrued salaries, wages and payroll taxes                                         1,302,770            1,609,900
    Other accrued liabilities                                                           622,182              657,198
    Current portion of long-term debt                                                   281,278              381,180
    Deferred revenue                                                                  1,577,186            1,426,756
                                                                                     ----------           ----------
        Total current liabilities                                                    7,630,136             7,011,232
LONG-TERM DEBT, less current portion                                                   576,490             2,936,684
DEFERRED LEASE OBLIGATION                                                               80,183                70,252
STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value; authorized 5,000,000 shares, none issued or outstanding
    Common stock, $.01 par value; 25,000,000 shares authorized,
        7,173,293 and 7,679,122 shares issued and outstanding, respectively             71,733                76,791
    Additional paid-in capital                                                      11,693,617            11,878,427
    Accumulated deficit                                                             (1,795,689)           (1,528,818)
                                                                                   -----------           -----------
                                                                                     9,969,661            10,426,400
    Stockholder note and interest receivable                                           (77,573)              (77,854)
                                                                                  ------------          ------------
                                                                                     9,892,088            10,348,546
                                                                                   -----------            ----------
                                                                                   $18,178,897           $20,366,714
                                                                                    ==========            ==========
                 See notes to consolidated financial statements.

             HEALTH FITNESS PHYSICAL THERAPY. INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                           Three Months Ended
                                                                                March 31,
                                                                      ---------------------------
                                                                        1996              1997
                                                                      --------          ---------

REVENUES:
    Preventive healthcare                                             $5,407,625       $6,284,360
    Rehabilitative healthcare                                          1,567,307        1,949,073
                                                                       ---------        ---------
                                                                       6,974,932        8,233,433
COST OF REVENUES:
    Salaries                                                           3,893,284        4,430,093
    Equipment                                                          1,107,027        1,433,276
    Occupancy                                                            314,808          310,270
    Support                                                              279,790          401,386
                                                                       ---------        ---------
                                                                       5,594,909        6,575,025
                                                                       ---------        ---------

GROSS PROFIT                                                           1,380,023        1,658,408

OPERATING EXPENSES:
    Salaries                                                             498,988          487,697
    Selling, general, and administrative                                 547,030          726,746
                                                                       ---------        ---------
                                                                       1,046,018        1,214,443
                                                                       ---------        ---------
                                                                         334,005          443,965
OTHER (EXPENSE) INCOME:
    Interest expense                                                    (107,639)        (128,861)
    Other income                                                           2,853           66,827
                                                                       ---------        ---------
                                                                        (104,786)        ( 62,034)
                                                                       ---------        ---------

                                                                         229,219          381,931
INCOME TAXES                                                                -             115,060
                                                                       ---------        ---------
NET INCOME                                                           $   229,219       $  266,871
                                                                       =========        =========

NET INCOME PER COMMON
    AND COMMON EQUIVALENT SHARE                                      $       .03       $      .03
                                                                      ==========       ==========

WEIGHTED AVERAGE COMMON
   AND COMMON EQUIVALENT
   SHARES OUTSTANDING                                                  6,734,572        7,684,022
                                                                      ==========        =========

                 See notes to consolidated financial statements.


             HEALTH FITNESS PHYSICAL THERAPY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                         --------------------------
                                                                                         1996                  1997
                                                                                         ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                      $  229,219           $  266,871
    Adjustment to reconcile net income to net cash
        provided by (used in) operating activities:
        Depreciation and amortization                                                  247,182              315,484
        Deferred revenue                                                               (26,646)            (168,530)
        Gain on sale of physical therapy clinics                                          -                 (64,142)
    Change in assets and liabilities, net of acquisitions:
        Trade accounts receivable                                                        1,189             (891,774)
        Inventories                                                                     (2,892)             (66,996)
        Prepaid expenses and other                                                     187,212              188,417
        Other assets                                                                  (146,672)              (3,491)
        Trade accounts payable                                                         (89,992)            (655,137)
        Accrued liabilities and other                                                    9,340              465,607
                                                                                     ---------            ---------
           Net cash provided by (used in) operating activities                         407,940             (613,691)
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property                                                               (44,514)            (583,691)
    Payments for acquisitions, net of liabilities assumed
        and cash acquired                                                              (86,448)            (880,000)
    Payments in connection with earn-out provisions                                       -                (178,966)
    Payments in connection with noncompete agreements                                     -                (120,000)
    Proceeds from the sale of physical therapy clinics                                    -                 172,500
                                                                                     ---------            ---------
               Net cash used in investing activities                                  (130,962)          (1,590,157)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in checks  written in excess of bank  balances                               -                 520,727
    Borrowings under line of credit                                                    550,500              913,000
    Repayment of line of credit                                                       (300,000)            (962,500)
    Repayment of notes payable                                                        (883,984)                -
    Proceeds from long-term debt, net of  financing  costs                                -               1,600,743
    Repayment of long-term debt                                                         (8,865)             (13,591)
    Proceeds from issuance of common stock                                                -                 145,750
    Advances on notes receivable                                                        (6,641)              (4,281)
    Payments received on notes receivable                                                 -                   4,000
                                                                                     ---------            ---------
               Net cash (used in) provided by financing activities                    (648,990)           2,203,848
                                                                                     ---------            ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                             (372,012)               -
CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                                                                 506,652               -
                                                                                     ----------           ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $   134,640           $   -
                                                                                     ==========           =========
                 See notes to consolidated financial statements

             HEALTH FITNESS PHYSICAL THERAPY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the annual financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996. In the opinion of management, the interim consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the results for interim periods presented. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the operating results for the year ending December 31, 1997.

NOTE 2.  ACQUISITIONS AND SALES

Acquisitions - On February 7, 1997, the Company completed the acquisition of certain of the assets and assumed the liabilities of two related and closely held companies: Isernhagen & Associates, Inc. and Isernhagen, Ltd. (Isernhagen). Isernhagen, Minnesota-based companies, provide comprehensive programs and services to professionals who work in industrial rehabilitation and work injury services. The purchase agreement contained a noncompete provision which covers a period of five years and prohibits the former owners from directly or indirectly competing with the Company. In connection with the acquisition, assets purchased and liabilities assumed, notes issued, and cash consideration paid were as follows:

     Assets acquired:
              Accounts receivable                              $      108,900
              Inventories                                              13,492
              Property                                                  9,159
              Noncompete agreement                                    120,000
              Excess of purchase price over net assets acquired     1,134,915
                                                                    ---------
                                                                    1,386,466
     Liabilities assumed:
              Accounts payable                                         72,792
              Accrued expenses                                         45,574
              Deferred revenue                                         18,100
                                                                       ------
                                                                      136,466
              Notes issued                                            250,000
                                                                      -------
     Cash consideration paid                                   $    1,000,000
                                                                    =========

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

     This acquisition has been accounted for using the purchase method of accounting, and the excess of purchase price over net assets acquired is being amortized over 15 years using the straight-line method. The consolidated statements of income include the results of operations of Isernhagen since February 1, 1997.

     The following unaudited pro forma condensed combined statements of operations reflect the combined operations of the Company and Isernhagen for the three months ended March 31, 1996 and 1997, adjusted for related financing costs, as if the acquisition and the financing had occurred at the beginning of 1996. (Pro forma information relating to the acquisitions in 1996 and the acquisition and disposals discussed below are not included due to the impact of the acquired companies being insignificant.) The unaudited pro forma condensed combined statements of operations may not necessarily reflect the actual operations of the Company which would have resulted had the acquisition and related financing occurred as of the date presented. The unaudited pro forma information is not necessarily indicative of future results of operations for the combined companies.

                                                          1996          1997
                                                          ----          ----
     Revenues                                          $7,344,000    $8,444,000
     Cost of revenues                                   5,926,000     6,686,000
                                                        ---------    ----------
     Gross profit                                       1,418,000     1,758,000
     Other expenses                                     1,187,000     1,460,000
                                                        ---------     ---------
     Net income                                       $   231,000    $  298,000
                                                       ==========     ==========
     Net income per common and common
        equivalent share                              $       .03    $      .04
                                                       ==========     ==========
     Weighted average common and common equivalent
     shares outstanding                                 6,925,000     7,751,000
                                                       ==========     ==========

     On April 9, 1997, the Company completed the acquisition of all the issued and outstanding stock of closely held K.A.M. Physical Therapy Services Corp. (K.A.M.), an Iowa-based provider of rehabilitative services. The purchase agreement contained a noncompete provision which covers a period of seven years and prohibits one of the former owners from directly or indirectly competing with the Company. In connection with the acquisition of K.A.M., the Company issued 78,911 shares of common stock valued at $200,000 and cash consideration of $200,000.

     The purchase agreement requires the Company to make annual payments up to 39% of net income from operations, as defined, for each of the five fiscal years ending March 31, 1998 through 2002. The annual payment, if any, is due in a combination of 50% in cash and 50% in the Company's common stock. The number of shares issued in connection with the annual payment is calculated by dividing the portion of the annual payment payable in common stock by $3.50.

     The purchase agreement also required the Company to enter into an employment agreement with a key employee of K.A.M. for a term of five years. This agreement provides for a minimum annual salary of $100,000. The Company also granted stock options to purchase up to 5,000 shares of the Company's common stock at $4.00 per share with this employment agreement.

     This acquisition will be accounted for using the purchase method of accounting, and the excess of purchase price over net assets acquired will be amortized over 15 years using the straight-line method.

     In connection with the K.A.M. acquisition, the Company also entered into a separate noncompete agreement with a former K.A.M. owner. The noncompete agreement required the Company to make a lump-sum distribution of $75,000 and prohibits the former owner from directly or indirectly competing with the Company for a period of five years.

     Sales of Physical Therapy Clinics - In January 1997, the Company sold four underperforming physical therapy clinics. The total sale price of the clinics exceeded the carrying value of the long-lived assets associated with the clinics. In 1996, the clinics generated revenues of approximately $1,325,000.

NOTE 3.    DEBT

     On February 4, 1997, the Company's term loan and credit agreement was amended and restated (the Amended Agreement). The Amended Agreement increased the $600,000 term note to $2.5 million, subject to certain conditions, and extended the due dates of the term loan and the $1.5 million revolving line of credit to January 31, 2000. The Company has borrowings of $2.5 million under the term loan. The term note is due in eight quarterly installments of $100,000, beginning January 31, 1998, and a final payment of $1.7 million on January 31, 2000. Interest on outstanding term loan borrowings is payable monthly and is computed at the prime rate plus 6%. Revolving line of credit borrowings are limited based on eligible borrowings, as defined. Interest on outstanding revolving line of credit borrowings is payable monthly and is computed at the prime rate plus 2%. Borrowings under the Amended Agreement are secured by substantially all the Company's assets and personally guaranteed by the Company's president. The agreement contains various restrictive covenants relating to quarterly minimum levels of net worth and net income, limitations on additional indebtedness and capital expenditures, prohibition on dividend payments, and other matters.

     On February 7, 1997, the Company entered into convertible, subordinated promissory notes totaling $250,000 with the sellers of Isernhagen. The notes issued bear interest at 8%, and are due May 7, 1998, unless converted earlier. The convertible, subordinated promissory notes and accrued interest are convertible at the option of the holders after August 6, 1997, at a conversion price of the lesser of 85% of the average bid price per share of the Company's common stock over the immediately preceding ten days or $4.00 per share. A value of $44,118 has been assigned to the conversion feature based on the value of the Company's common stock on February 7, 1997.

     On April 7, 1997, the Company paid the outstanding balance of $15,000 and accrued interest on the unsecured revolving line of credit providing up to $50,000 in financing. Interest on outstanding borrowings under the line of credit was at 2.60% over the prime rate.

NOTE 4.    SHAREHOLDERS' EQUITY

     On January 30, 1997, the Company issued 292,829 shares of common stock to the sellers of Fitness Systems as a portion of the consideration, contractually agreed upon , pursuant to the Stock Purchase Agreement dated March 24, 1995, which required that the aggregate value of the stock consideration issued equal $1,200,000.

     During the three months ended March 31, 1997, the Company received proceeds of $145,750 when the holders of stock options exercised their right to purchase a total of 213,000 shares of common stock at prices ranging from $.65 to $1.25 per share.

NOTE 5.    INCOME TAXES

     The provision for income taxes for the three months ended March 31, 1996 has been offset by a reduction in the valuation allowance for deferred taxes. The provision for income taxes for the three months ended March 31, 1997 has been partially offset by a reduction in the valuation allowance.

NOTE 6.    INCOME PER SHARE

     Income per share of common and common equivalent share was computed by dividing net income by the weighted average number of shares of common and common equivalent shares outstanding during each period.

     For the three months ended March 31, 1997 this amount includes 230,943 contingent shares issued to the Sellers of Fitness Systems on January 30, 1997 and assumed to be issued to the Sellers of Isernhagen on February 7, 1999. Options and warrants were not included as common stock equivalents for the three months ended March 31, 1997 due to their antidilutive effect.

     For the three months ended March 31, 1996 this amount includes 40,000 contingent shares assumed to be issued to the Sellers of Fitness Systems on April 6, 1996 according to the stock purchase agreement dated as of March 24, 1995. Since the Company also contractually agreed with the Sellers of Fitness Systems that if the average closing sale price of the Company's publicly traded stock during the fourth calendar quarter of 1996 does not reach at least $6.00 per share, the Company is obligated to issue sufficient additional shares of stock so that the aggregate value of the stock consideration equals $1,200,000 based on the same three month average price calculation, accordingly, this amount also includes 257,143 contingent shares assumed to be issued to the Sellers of Fitness Systems. Options and warrants were not included as common stock equivalents for the three months ended March 31, 1996 due to their antidilutive effect.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth, for the periods indicated, information derived from the consolidated statements of income of the Company:

                                                                          For The Three Months
                                                                              Ended March 31,
                                                         --------------------------------------------------------------------
                                                             1996                                     1997
                                                             ----                                     ----

REVENUES:
   Preventive healthcare                                $5,408,000        77.5%                 $6,284,000               76.3%
   Rehabilitative healthcare                             1,567,000        22.5                   1,949,000               23.7
                                                        ----------        ----                   ---------               ----
      Total revenues                                     6,975,000       100.0                   8,233,000              100.0
COST OF REVENUES                                         5,595,000        80.2                   6,575,000               79.9
                                                         ---------        ----                   ---------               ----
GROSS PROFIT                                             1,380,000        19.8                   1,658,000               20.1
OPERATING EXPENSES                                       1,046,000        15.0                   1,214,000               14.7
                                                         ---------        ----                   ---------               ----
OPERATING INCOME (LOSS):
   Preventive healthcare                                   499,000                                 733,000
   Rehabilitative healthcare                               217,000                                 106,000
   Corporate                                              (382,000)                               (395,000)
                                                         ---------                               ---------
      Total operating income                               334,000         4.8                     444,000               5.4
OTHER EXPENSES, NET                                        105,000         1.5                      62,000                .8
                                                         ---------        ----                   ---------              ----
                                                           229,000         3.3                     382,000               4.6
INCOME TAXES                                                    -           -                      115,000               1.4
                                                         ---------        ----                   ---------              ----
NET INCOME                                             $   229,000         3.3%                $   267,000               3.2%
                                                         =========        ====                   =========              ====


          General. The Company is engaged in two principal lines of business (segments): (i) preventive healthcare and (ii) rehabilitative healthcare. Preventive healthcare includes the developing, marketing and managing of corporate and hospital-based fitness centers and selling and servicing fitness equipment. Rehabilitative healthcare includes owning and operating physical therapy clinics that provide a full range of rehabilitation services, providing consulting, group buying, administrative, and marketing services to independent physical therapy clinics, and provide occupational health consulting services to employers, insurers and others.

     The Company's preventive healthcare revenues come from management and consulting contracts and agreements and the sales of fitness equipment and service. The Company's management and consulting contracts and agreements provide for specific management, consulting, and program fees and contain provisions for modification, termination, and non-renewal.

     The Company's rehabilitation revenues are comprised of physical therapy services provided to patients at Company owned locations and at hospital and corporate locations, annual fees paid by independent physical therapy clinic network members for consulting and group buying services, and program and consulting fees paid by employers, insurers and others for occupational health services. Net revenues provided to patients at Company owned and worksite locations are a function of the number of patients treated, the payor mix and the average net charge per treatment. Consequently, two patients provided substantially similar treatments may result in different net revenues because of differing reimbursement environments.

     The Company  incurs costs at three levels:  (i) revenue  generating  sites,
     (ii) regional sites that work closely with the revenue generating sites, and (iii) general corporate costs. Management views the operational expenses of the regional sites to be an integral component of the revenue generating sites. Therefore, the discussion that follows is of revenues and operating income.

          Revenues. Revenues increased $1,258,000 or 18.0% to $8,233,000 for the three months ended March 31, 1997 from $6,975,000 for the same period ended March 31, 1996. The increase in preventive healthcare revenues of $877,000 for the three months ended March 31, 1997 is due to the net addition of six fitness center management contracts and the increase in sales of fitness equipment of $492,000. The increase in rehabilitative healthcare revenues of $382,000 for the three month period ended March 31, 1997, when compared to the same period in 1996, is primarily due to the acquisitions of The Preferred Companies, an operator a national network of independent physical therapy clinics, and Isernhagen, the providers of comprehensive industrial rehabilitation and work injury programs and services, and the increase in the number of patient visits at several clinics, partially offset by the sale of four underperforming clinics in January 1997. The Preferred Companies and Isernhagen had revenues of $416,000 for the three months ended March 31, 1997.

          Operating Income. Operating income increased $110,000 or 32.9% to $444,000 for the three months ended March 31, 1997 from $334,000 for the same period ended March 31, 1996. The increase in operating income for the three months ended March 31, 1996 is due to an increase of $234,000 in preventive healthcare, partially offset by a decrease of $111,000 in rehabilitative healthcare and an increase of $13,000 in corporate operating costs.

     The increase in operating income in preventive healthcare for the three months ended March 31, 1997 is due to the net addition of six fitness center management contracts, the increase in sales of fitness equipment, and the increase in gross margins in equipment sales for this line of business.

     The decrease in operating income in the rehabilitative healthcare segment for the three months ended March 31, 1997 is due to the sale of four underperforming clinics in January 1997 and the expenses incurred to improve the Company's management and information systems, partially offset by the increase of patient visits at several sites and the addition of Isernhagen in February 1997. Operating income in rehabilitative healthcare for the three months ended March 31, 1997 did not increase commensurate with the increase in revenues for this segment primarily due to the expenses incurred to improve the Company's management and information systems.

     The increase in corporate operating costs for the three months ended March 31, 1997 is related to the Company's growth strategy which has required expanded services and support, increased personnel and expanded operational and financial systems.

          Other Expense. Other expenses is comprised of interest expense and other income. Interest expense increased $21,000 to $129,000 for the three months ended March 31, 1997 from $108,000 for the same period ended March 31, 1996. The increase of $21,000 was due to the higher average borrowings and interest rates in 1997 when compared to 1996. Other income increased $64,000 to $67,000 for the three months ended March 31, 1997 from $3,000 for the same period in 1996. The increase is primarily due to the gain on the sale of the four underperforming clinics in January 1997.

          Income Taxes. Income taxes were calculated based on management's estimate of the Company's effective tax rate. The provision for income taxes for the three months ended March 31, 1996 was offset by a reduction in the valuation allowance for deferred taxes. The provision for income taxes for the three months ended March 31, 1997 was partially offset by a reduction in the valuation allowance for deferred taxes.

          Net Income. The Company's net income increased $38,000 to $267,000 or $.03 per share for the three months ended March 31, 1997 from $229,000 or $.03 per share for the same period ended March 31, 1996.

          Liquidity and Capital Resources. The Company had a working capital deficit of $2,086,000 at December 31, 1996 and a working capital deficit of $714,000 as of March 31, 1997. The change is primarily due to the decreases in accounts and notes payable and the increases in accounts receivable and inventory, which are partially offset by the increases in checks written in excess of bank balances and accrued salaries , wages and payroll taxes. Notes payable at March 31, 1997 consisted of $1,440,500 on the revolving lines of credit.

     The Company's principal sources of liquidity included trade accounts receivable of $5,518,000 and available borrowings of $74,500 on its line of credit at March 31, 1997.

     In February 1997, the Company entered into a second Amended and Restated Credit and Security Agreement which provides for a line of credit of up to $1,500,000 at the prime rate plus 2%, and a $2,500,000 term loan at the prime rate plus 6%. Management believes the $1,500,000 line of credit and future cash flow from operating activities are sufficient to fund operations at current levels, but that anticipated acquisitions in the Company's rehabilitative business will require additional financing.

     In February 1997, the Company paid $1,000,000 of cash and issued $250,000 of subordinated convertible promissory notes in connection with the Company's acquisition of the Isernhagen Companies. Such cash was provided by the Company's bank term loan.

     Sources of capital to meet future obligations in 1997 and early 1998 are anticipated to be future cash provided by operations, cash received from customers prior to performing the related services, and available borrowings under the Company's line of credit of approximately $75,000 at March 31, 1997.

     In order to conserve capital resources, the Company's policy is to lease its physical facilities. As of March 31, 1997, the Company has no material commitments to purchase capital assets.

     The Company does not believe that inflation has had a significant impact of the results of its operations.

          Outlook.   The  Company's  strategy  is  to  continue  to  expand  its operations through acquisitions and to improve profitability of the physical therapy clinics purchased through the consolidation of the clinics' operating expenses. Management anticipates that the purchase prices paid for future acquisitions will be similar to the prices paid to date and payment terms may be a combination of cash, notes payable, and where appropriate, shares of common stock, with a portion of the purchase price to be paid at closing and, where appropriate, a portion contingent upon achievement of earn-out criteria. As a result of government health care regulations, however, the use in the future of notes payable, earn-out arrangements or Common Stock may be limited. It is anticipated that funds required for future acquisitions and the integration of acquired businesses with the Company will be provided from future operating cash flow, the proceeds expected from future debt and equity financings. Future equity financings may result in dilution to holders of Common Stock. However, there can be no assurance that suitable acquisition candidates will be identified by the Company in the future, that suitable financing for any such acquisitions can be obtained by the Company or that any such acquisitions will occur.

     As a publicly-owned corporation, the Company has and will incur additional expenses due to being a public company. The Company's growth strategy will require expanded patient services and support, increased personnel throughout the Company, expanded operational and financial systems and implementation of new control procedures. These factors will affect future results and liquidity.

     Preventive healthcare revenues are expected to increase, on a quarterly basis in 1997, as a result of adding management contracts and increased sales of fitness equipment and soft goods.

     Rehabilitative healthcare revenues are anticipated to increase, on a quarterly basis in 1997, as a result of performing physical therapy on-site at additional corporate fitness centers, increasing the number of physical therapists at existing clinics, and potential acquisitions of physical therapy clinics. See "Liquidity and Capital Resources." In January 1997, the Company sold one physical therapy clinic located in San Diego, California and three clinics located in Delaware. These clinics accounted for revenues of $1,325,000 in 1996. The Company anticipates that this loss of revenue will be more than offset by the Company's acquisitions of The Preferred Companies in December 1996, the Isernhagen Companies in February 1997 and K.A.M. Physical Therapy in April 1997.

     Preventive healthcare operating income is expected to increase due to the addition of corporate and hospital based management contracts and increases in fitness equipment and soft goods sales. For the remainder of the year preventive healthcare operating income, as a percentage of revenues, is expected to remain consistent with 1996.

     Rehabilitative healthcare operating income is expected to increase on a quarterly basis as a result of recent and future acquisitions, increase in patient visits at existing clinics, and streamlining the billing and marketing functions of the companies acquired to date.

     Corporate expenses, as a percentage of revenues, are anticipated to be consistent with the 1996 levels.

     The foregoing statements contained in this Outlook section of the Management's Discussion and Analysis of Financial Condition and Results of Operation involve a number of risks and uncertainties. Some of the factors that could cause actual results to differ materially include but are not limited to the following:

     Sufficiency of Working Capital. As of March 31, 1997, the Company had a negative working capital of $714,000 and checks written in excess of bank balances of $615,000. The Company's ability to fund its working capital requirements in the future is dependent upon its ability to generate cash flow from management contracts, equipment and soft goods sales, consulting, and physical therapy fees. Future acquisitions may adversely affect cash flows from operating activities due to average daily revenues outstanding on physical therapy clients' accounts receivable ranging from 75 to 100 days. Therefore, if for any reason, the Company's planned operations require more capital than anticipated, revenues do not increase as planned, or operating income is less than planned, the Company may need additional financing in order to maintain its operations. There can be no assurance that the Company would be able to obtain any required additional financing when needed or that such financing, if obtained, would be on the terms favorable or acceptable to the Company.

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

     Recent and Future Acquisitions. A principal component of the Company's growth strategy is to acquire physical therapy clinics. The successful execution of this strategy will depend on the Company's ability to identify and to appropriate acquisition candidates, to consummate such acquisition on terms favorable to the Company, to retain and expand the revenues and profitability of the acquired contracts and clinics, and to successfully integrate the acquired contracts and clinics into the Company's operations. There can be no assurance that the Company will be successful in executing this strategy.

Accounting Pronouncement

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, which is effective for interim and annual reporting periods ending after December 15, 1997. The implementation of SFAS No. 128 is expected to increase earnings per share by an immaterial amount.

     SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, Earnings per Share, and replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation for all entities with complex capital structures and provides guidance on other computational changes.

                          PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings

     From time to time, the Company may become involved in various claims and lawsuits incident to the operation of its business, including claims arising from accidents or from the alleged negligent provision of physical therapy services.

     On April 17, 1996, a former employee filed a claim entitled Julianna Gatza vs. Health Fitness Corporation and Hurley Health Services before the Circuit Court of Genessee County in the State of Michigan, alleging wrongful termination of employment and discrimination. The plaintiff has not claimed a specified amount of damages. The Company tendered the defense of this claim to its insurance carrier; and the insurance carrier's response has been that there would be no insurance coverage for the liability represented by this litigation. The Company believes this claim is without merit and will defend it vigorously. The Company believes that the outcome of this claim will not have a material adverse effect of its financial position or results of operation.

Item 2.  Changes in Securities

     During the quarter ended March 31, 1997, the Company sold the following securities of the Company without registration under the Securities Act:

                                                                                     Price         Exemption
     Date        Amount         Type           Purchaser(s)                        Per Share      Relied Upon
     ----        ------         ----           --------------------------------    ---------      -----------

     1/30/97     292,829        Common         Additional shares issued to previous   N/A          Section 4(2)
                 shares         Stock          sellers of business as additional
                                               purchase price

     2/7/97      $250,000       Convertible    Two sellers of business                *            Section 4(2)
                                Note

     * convertible at lesser of 85% average bid price or $4.00 per share

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits


Exhibit No.      Description
-----------      -----------

     ***3.1      Articles of Incorporation, as amended, of the Company
       *3.2      Restated By-Laws of the Company
       *4.1      Specimen of Common Stock Certificate
     **10.1      Second Amended and Restated Credit and Security
                 Agreement dated as of February 4, 1997 by and between
                 the Company and Norwest Bank, N.A., together with
                 Revolving Note and Term Note attached thereto.
   ****10.2      Agreement of Purchase and Sale dated December 23, 1996 by and among The Preferred Companies, Inc., its shareholders, and
                 Health Fitness Rehab, Inc.
  *****10.3      Agreement of Purchase and Sale dated February 7, 1997 by and between Isernhagen & Associates, Inc. and Health Fitness Rehab,
                 Inc.
  *****10.4      Agreement of Purchase and Sale dated February 7, 1997 by and between Isernhagen Ltd. and Health Fitness Rehab, Inc.
       27        Financial Data Schedule (in electronic version only)

     -------------------------

* Incorporated by reference to the Company's Registration Statement on Form SB-2 No. 33-83784C.

** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

*** Incorporated by reference to the Company Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996.

**** Incorporated by reference to the Company's Current Report on Form 8-K filed on January 7, 1997.

 *****Incorporated by reference to the Company's Current Report Form 8-K filed on February 21, 1997.

(b)  Reports on Form 8-K

     On January 7, 1997 the Registrant filed a Form 8-K reporting the Registrant's acquisition on December 23, 1996 of all of the outstanding capital stock of The Preferred Companies, Inc., an Arizona corporation. On February 21, 1997, the Registrant filed a Form 8-K reporting the Registrant's acquisition on February 7, 1997 of substantially all the assets of the Isernhagen Companies, as amended by Form 8-K/A filed April 23, 1997 to include the requisite financial statements of the acquired business and pro forma financial information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     HEALTH FITNESS PHYSICAL THERAPY, INC.


Dated:  May 13, 1997
                                     By: /s/Loren S. Brink
                                         Loren S. Brink
                                         Chairman, President and Chief
                                         Executive Officer



Dated:  May 13, 1997                By: /s/Don Paul Cochran
                                         Don Paul Cochran
                                         Secretary, Treasurer and Chief
                                         Financial Officer