Form 10KSB/A
period 1996-12-31
HEALTH FITNESS PHYSICAL THERAPY INC
filed 1997-06-17
CIK 886432

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              FORM 10-KSB/A (No. 2)
               [x] Annual Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

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

     Health Fitness  Physical  Therapy,  Inc. (the "Company")  hereby amends its
Exhibit Index to Form 10-KSB for the year ended December 31, 1996 to read as set forth immediately following "Signatures" and to file with the electronic version hereof Exhibit 27.



                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  June 4, 1997

                                 HEALTH FITNESS PHYSICAL THERAPY, INC.



                                 By /s/ Don Paul Cochran
                                    Don Paul Cochran, Secretary,
                                    Treasurer and Chief Financial Officer

                                  EXHIBIT INDEX
                      HEALTH FITNESS PHYSICAL THERAPY, INC.
                                   FORM 10-KSB

Exhibit No.                Description

     ***3.1         Articles of Incorporation, as amended, of the Company
       *3.2         Restated By-Laws of the Company
       *4.1         Specimen of Common Stock Certificate
      *10.1         Agreement for Purchase and Sale of Assets dated  December
                    17, 1993 between the Company and Northern California Back to
                    Work Rehabilitation Clinic
      *10.2         Agreement for Purchase and Sale of Assets dated December 16,
                    1993 between the Company and River City Rehab, Inc. and
                    Eric R. Gram, Henna R. Barker and Michael B. Humphrey
      *10.3         Purchase and Sale Agreement dated  April 13,  1994  between the Company and Mark W. Siewert and Sports and Orthopedic
                    Physical Therapy, Inc.
      *10.4         Agreement  for  Purchase  and Sale of Assets  dated June 2,
                    1994 between the Company and START Physical Therapy,
                    Michael M. Drucker,  M.D., Ralph J. Venuto,  M.D., Michael
                    Roy, R.P.T., Roger Rommelfanger, R.P.T. and Michael
                    Weinstein, M.D
      *10.5         Agreement  for Purchase and Sale of Assets dated June
                    10, 1994 between Health Fitness  Physical  Therapy of
                    Tahoe,   Inc.,  a  wholly-owned   subsidiary  of  the
                    Company, and Tahoe Physical Therapy Clinic, Inc.
      *10.6         Warrant dated March 3, 1993 in favor of Jim Bernards/
                    Brightstone Capital
      *10.7         Employment Agreement dated February 24, 1992 between the
                    Company and Loren S. Brink
 ******10.8         Standard Office Lease  Agreement  (Net) dated as of June 13,
                    1995 covering  headquarters of Company
     **10.9         Health Fitness Physical Therapy, Inc. 1995 Stock Option Plan
     **10.10        Stock Purchase  Agreement  dated March 27, 1995 between the
                    Company,  William Horton and William Horton as Trustee
 ******10.11        Second  Amended  and  Restated  Credit  and  Security
                    Agreement dated as of February 4, 1997 by and between
                    the Company and Norwest  Bank,  N.A.,  together  with
                    Revolving Note and Term Note attached thereto.
   ****10.12        Agreement  of Purchase  and Sale dated  December  23,
                    1996 by and among The Preferred Companies,  Inc., its
                    shareholders, and Health Fitness Rehab, Inc.
  *****10.13        Agreement  of  Purchase  and Sale dated  February 7, 1997 by and between Isernhagen & Associates, Inc. and Health Fitness
                    Rehab, Inc.
  *****10.14        Agreement of Purchase  and Sale dated  February 7, 1997 by and between Isernhagen Ltd. and Health Fitness Rehab, Inc.

 ******10.15        Systems Design and Implementation Agreement dated October
                    15, 1996 between Practice Management Consultants, Inc. and the Company.
 ******21.1         Subsidiaries
 ******23.1         Consent of Deloitte & Touche LLP
 ******24.1         Power of Attorney (included on Signature Page)
       27           Financial Data Schedule (in electronic version only)

* Incorporated by reference to the Company's Registration Statement on Form SB-2 No. 33-83784C.

** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

*** Incorporated by reference to the Company Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996.

**** Incorporated by reference to the Company's Current Report on Form 8-K filed on January 7, 1997.

***** Incorporated by reference to the Company's Current Report Form 8-K filed on February 21, 1997.

******   Previously filed with the Company's Form 10-KSB filed April 15, 1997.