Form 10QSB
period 1997-06-30
HEALTH FITNESS PHYSICAL THERAPY INC
filed 1997-08-14
CIK 886432

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1997

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _________________ to ______________________

Commission file number:          0-25064

                           HEALTH FITNESS CORPORATION
             (Exact name of registrant as specified in its charter)

Minnesota                                                          41-1580506
(State of incorporation or organization)    (I.R.S. Employer Identification No.)

3500 West 80th Street, Bloomington, Minnesota                           55431
(Address of principal executive offices)                              (Zip Code)

                                 (612) 831-6830
              (Registrant's telephone number, including area code)

                      Health Fitness Physical Therapy, Inc.
                                  (former name)

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

     The number of shares outstanding of each of the registrant's classes of capital stock, as of August 11, 1997 was:

                 Common Stock, $.01 par value, 7,969,203 shares

Transitional Small Business Issuer Format:                    [  ] Yes   [X] No

                         PART I - FINANCIAL INFORMATION
                           Item 1.Financial Statements
                         HEALTH FITNESS CORPORATION AND SUBSIDIARIES
                (Formerly Health Fitness Physical Therapy, Inc.)
                           CONSOLIDATED BALANCE SHEETS

                                                                                   December 31,             June 30,
                                                                                       1996                  1997
ASSETS
------
CURRENT ASSETS:
    Accounts and notes receivable, less allowance for doubtful accounts
        of $245,000 and $381,000, respectively                                      $ 4,656,876          $ 5,268,539
    Inventories                                                                         454,254              616,114
    Prepaid expenses and other                                                          433,413              330,089
                                                                                    -----------          -----------
        Total current assets                                                          5,544,543            6,214,742
PROPERTY (net)                                                                        2,185,335            2,830,424
OTHER ASSETS:
    Goodwill, less accumulated amortization of $961,424
        and $1,089,659, respectively                                                  9,376,367            9,963,230
    Noncompete agreements, less accumulated amortization
        of $84,874 and $130,757, respectively                                           346,976              576,093
    Trade accounts and notes receivable not expected to be collected within one year, less allowance for doubtful accounts of $240,000
        and $150,000, respectively                                                      640,000              890,072
    Other                                                                                85,676              500,361
                                                                                    -----------          -----------
                                                                                    $18,178,897          $20,974,922
                                                                                    ===========          ===========
LIABILITIES AND STOCK HOLDERS' EQUITY
-------------------------------------
CURRENT LIABILITIES:
    Checks written in excess of bank balances                                       $   94,643           $   101,235
    Notes payable                                                                    2,090,000             1,500,000
    Trade accounts payable                                                           1,662,077               560,848
    Accrued salaries, wages and payroll taxes                                        1,302,770             1,688,850
    Other accrued liabilities                                                          622,182               799,181
    Current portion of long-term debt                                                  281,278               680,828
    Deferred revenue                                                                 1,577,186             1,551,517
                                                                                    ----------            ----------
        Total current liabilities                                                    7,630,136             6,882,459
LONG-TERM DEBT, less current portion                                                   576,490             2,903,242
DEFERRED LEASE OBLIGATION                                                               80,183                58,819
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value; authorized 5,000,000 shares, none issued or outstanding
    Common stock, $.01 par value; 25,000,000 shares authorized,
        7,173,293 and 7,909,563 shares issued and outstanding, respectively             71,733                79,096
    Additional paid-in capital                                                      11,693,617            12,449,824
    Accumulated deficit                                                             (1,795,689)           (1,320,714)
                                                                                    -----------           -----------
                                                                                     9,969,661            11,208,206
    Stockholder note and interest receivable                                           (77,573)              (77,804)
                                                                                   ------------          ------------
                                                                                     9,892,088            11,130,402
                                                                                   -----------            ----------
                                                                                   $18,178,897           $20,974,922
                                                                                    ==========            ==========

                 See notes to consolidated financial statements

                   HEALTH FITNESS CORPORATION AND SUBSIDIARIES
                (Formerly Health Fitness Physical Therapy, Inc.)
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                        Three Months Ended                      Six Months Ended
                                                            June 30,                                June 30,
                                                     ---------------------------           --------------------------
                                                        1996            1997                     1996            1997
                                                      --------        --------                 -------         ------

REVENUES:

    Preventive healthcare                            $5,137,779      $5,771,228               $10,545,404       $12,055,588
    Rehabilitative healthcare                         1,759,942       2,111,717                 3,327,249         4,060,790
                                                      ---------      ----------               -----------       -----------
                                                      6,897,721       7,882,945                13,872,653        16,116,378

COST OF REVENUES:

    Salaries                                          3,860,036       4,728,898                 7,753,320         9,158,991
    Equipment                                           854,896         898,997                 1,961,923         2,332,273
    Occupancy                                           429,714         372,920                   744,522           683,190
    Support                                             181,381         439,860                   461,171           841,246
                                                      ---------      ----------                ----------        ----------
                                                      5,326,027       6,440,675                10,920,936        13,015,700
                                                      ---------      ----------                ----------        ----------
GROSS PROFIT                                          1,571,694       1,442,270                 2,951,717         3,100,678

OPERATING EXPENSES:

    Salaries                                            624,740         530,659                 1,123,728         1,018,356
    Selling, general, and administrative                578,774         876,805                 1,125,804         1,603,551
                                                      ---------       ---------                ----------        ----------
                                                      1,203,514       1,407,464                 2,249,532         2,621,907
                                                      ---------       ---------                ----------        ----------
OPERATING INCOME                                        368,180          34,806                   702,185           478,771


OTHER (EXPENSE) INCOME:

    Interest expense                                    (89,214)        (170,911)                (196,853)         (299,772)
    Other income                                          4,023          407,554                    6,876           474,381
                                                      ---------       ----------               ----------        ----------
                                                        (85,191)         236,643                 (189,977)          174,609
                                                     ----------       ----------               ----------        ----------
INCOME BEFORE INCOME TAXES                              282,989          271,449                  512,208           653,380

INCOME TAXES                                               -              63,345                     -              178,405
                                                     ----------       ----------               ----------        ----------
NET INCOME                                           $  282,989      $   208,104             $    512,208        $  474,975
                                                     ===========      ==========              ===========        ==========
NET INCOME PER COMMON AND COMMON
   EQUIVALENT SHARE                                  $      .04      $       .03             $        .07        $      .06
                                                     ==========       ==========              ===========        ==========
WEIGHTED AVERAGE COMMON
   AND COMMON EQUIVALENT
   SHARES OUTSTANDING                                 6,935,726        8,015,288                6,847,896         7,833,393
                                                     ==========       ==========              ===========        ==========

                 See notes to consolidated financial statements.

                   HEALTH FITNESS CORPORATION AND SUBSIDIARIES
                (Formerly Health Fitness Physical Therapy, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   Six Months Ended
                                                                                        June 30,
                                                                                -----------------------
                                                                              1996                  1997
                                                                              ----                  ----

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                            $ 512,208              $  474,975
    Adjustment to reconcile net income to net cash
        provided by (used in) operating activities:
        Depreciation and amortization                                       542,667                 617,031
        Deferred revenue                                                     (7,642)                (43,769)
        Gain on sale of physical therapy clinics                                -                  (496,461)
        Change in assets and liabilities, net of acquisitions:
           Trade accounts and notes receivable                             (272,872)               (516,443)
           Inventories                                                      (24,257)               (148,368)
           Prepaid expenses and other                                       232,971                 233,642
           Other assets                                                    (290,915)                (51,659)
           Trade accounts payable                                          (272,630)             (1,329,870)
           Accrued liabilities                                              347,237                 186,625
                                                                           --------              ----------
    Net cash provided (used in) by operating activities                     766,767              (1,074,297)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property                                                   (130,059)               (912,019)
    Payments for acquisitions, net of liabilities assumed                  (130,784)             (1,221,825)
    Payments in connection with earnout provisions                             -                   (178,966)
    Payment in connection with noncompete agreements                           -                   (275,000)
    Proceeds from sale of physical therapy clinics                             -                  1,220,600
                                                                           --------              ----------
        Net cash used in investing activities                              (260,843)             (1,367,210)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in checks written in excess of bank balances                      -                      6,592
    Borrowings under line of credit                                       2,065,000                 972,500
    Repayment of line of credit                                          (1,110,000)               (962,500)
    Repayment of notes payable                                           (1,854,986)                    -
    Borrowings of long-term debt                                            113,000               2,519,269
    Repayment of long-term debt                                            (262,730)               (246,663)
    Proceeds from issuance of common stock                                   95,305                 152,540
    Advances on notes receivable                                            (12,569)                 (4,281)
    Payments received on notes receivable                                      -                      4,050
                                                                          ---------              ----------
           Net cash (used in) provided by financing activities             (966,980)              2,441,507
                                                                          ---------              ----------
NET DECREASE IN CASH AND
    CASH EQUIVALENTS                                                       (461,056)                    -
CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                                                     506,652                     -
                                                                         ----------              ----------
CASH AND CASH EQUIVALENTS AT END OF
    PERIOD                                                              $    45,596              $      -
                                                                         ==========              ===========

                 See notes to consolidated financial statements

                   HEALTH FITNESS CORPORATION AND SUBSIDIARIES
                (Formerly Health Fitness Physical Therapy, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.        BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the annual financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996. In the opinion of management, the interim consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the results for interim periods presented. Operating results for the three and six months ended June 30, 1997 are not necessarily indicative of the operating results for the year ending December 31, 1997.

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

  Assets acquired:
    Accounts receivable                                        $      108,900
    Inventories                                                        13,492
    Property                                                            9,159
    Noncompete agreement                                              120,000
    Excess of purchase price over net assets acquired               1,164,260
                                                                    ---------
                                                                    1,415,811
  Liabilities assumed:
    Accounts payable                                                   72,792
    Accrued expenses                                                   74,919
    Deferred revenue                                                   18,100
                                                                    ---------
                                                                      165,811
  Notes issued                                                        250,000
                                                                    ---------
  Cash consideration paid                                          $1,000,000
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

     The purchase agreement also required the Company to enter into employment agreements with two key employees of Isernhagen for terms of five years. These agreements provide for minimum aggregate annual salaries of $195,000. The Company also granted stock options to purchase up to 70,000 shares of the Company's common stock at $4.00 per share in connection with the employment agreements.

     This acquisition has been accounted for using the purchase method of accounting, and the excess of purchase price over net assets acquired is being amortized over 15 years using the straight-line method. The consolidated statements of income include the results of operations of Isernhagen since February 1, 1997.

     The following unaudited pro forma condensed combined statements of income reflect the combined operations of the Company and Isernhagen for the six months ended June 30, 1996 and 1997, adjusted for related financing costs, as if the acquisition and the financing had occurred at the beginning of 1996. (Pro forma information relating to the acquisitions in 1996 and the acquisition and disposals discussed below are not included due to the impact of the acquired companies being insignificant.) The unaudited pro forma condensed combined statements of income may not necessarily reflect the actual operations of the Company which would have resulted had the acquisition and related financing occurred as of the date presented. The unaudited pro forma information is not necessarily indicative of future results of operations for the combined companies.

                                                                                                     Six Months Ended
                                                                                                         June 30
                                                                                              -----------------------------
                                                                                              1996                     1997
                                                                                              ----                     ----

     Revenues                                                                            $14,611,000                 $16,328,000
     Cost of revenues                                                                     11,583,000                  13,127,000
                                                                                          ----------                  ----------
     Gross profit                                                                          3,028,000                   3,201,000
     Other expenses                                                                        2,512,000                   2,695,000
                                                                                          ----------                  ----------
     Net income                                                                          $   516,000                 $   506,000
                                                                                          ==========                  ==========
     Net income per common and common equivalent share                                   $       .07                 $       .06
                                                                                          ==========                  ==========
     Weighted average common and common equivalent shares outstanding                      7,038,000                   7,900,000
                                                                                          ==========                  ==========

     On April 9, 1997, the Company acquired of all the issued and outstanding stock of closely held K.A.M. Physical Therapy Services Corp. (K.A.M.), an Iowa-based provider of rehabilitative services. The purchase agreement contained a noncompete provision which covers a period of seven years and prohibits one of the former owners from directly or indirectly competing with the Company. In connection with the acquisition of K.A.M., the Company issued 78,911 shares of common stock valued at $200,000 and cash consideration of $200,000. In connection with the acquisition, assets purchased and liabilities assumed, common stock issued, and cash consideration paid were as follows:

     Assets acquired:
         Cash                                                        $   3,175
         Accounts receivable                                            24,964
         Property                                                       30,110
         Noncompete agreement                                          125,000
         Excess of purchase price over net assets acquired             334,573
                                                                      --------
                                                                       517,822
     Liabilities assumed:
         Accounts payable                                               65,857
         Accrued expenses                                               51,965
                                                                       117,822
         Common stock issued                                           200,000
                                                                      --------
         Cash consideration paid                                     $ 200,000
                                                                      ========

     The purchase agreement requires the Company to make annual payments of up to 39% of net income from operations, as defined, for each of the five fiscal years ending March 31, 1998 through 2002. The annual payment, if any, is due in a combination of 50% in cash and 50% in the Company's common stock valued at $3.50 per share.

     The purchase agreement also required the Company to enter into a five-year employment agreement with, and issue stock options to, a key employee of K.A.M.

     This acquisition will be accounted for using the purchase method of accounting, and the excess of purchase price over net assets acquired will be amortized over 15 years using the straight-line method.

     In connection with the K.A.M. acquisition, the Company also entered into a separate noncompete agreement with a former K.A.M. owner. The noncompete agreement required the Company to make a lump-sum payment of $75,000 and prohibits the former owner from directly or indirectly competing with the Company for a period of five years.

     On May 16, 1997, the Company acquired all of the issued and outstanding stock of closely held Duffy and Associates Physical Therapy Corp. (Duffy and Associates) of Des Moines, Iowa. Duffy and Associates provides outpatient physical therapy, sports medicine, and occupational health services at two clinics, one in Des Moines and one in Ankeny, Iowa. It also contracts with area hospitals and corporations and provides services to Ankeny high school athletic teams. In connection with the acquisition, the Company issued 50,000 shares of common stock valued at $143,750 and cash consideration of $300,000. In connection with the acquisition, assets purchased and liabilities assumed, common stock issued, and cash consideration paid were as follows:

     Assets acquired:
        Accounts receivable                                        $ 211,428
        Property                                                     168,500
        Prepaid expenses and other                                     2,280
        Noncompete agreement                                          30,000
        Excess of purchase price over net assets acquired            248,212
                                                                     -------
                                                                     660,420
     Liabilities assumed:
        Accounts payable                                              70,000
        Notes payable                                                 83,396
        Accrued expenses                                              63,274
                                                                     -------
                                                                     216,670
        Common stock issued                                          143,750
                                                                     -------
        Cash consideration paid                                    $ 300,000
                                                                     =======

     The purchase agreement requires the Company to make annual payments of up to 35% of net income from operations, as defined, for each of the five fiscal years ending April 30, 1998 through 2002. The annual payment, if any, is due in a combination of 33% in cash and 67% in the Company's common stock valued at the average closing bid price of the Company's common stock for the ten trading days ending two business days immediately preceding the date such payment is due.

     The purchase agreement also required the Company to enter into a five-year employment agreement with, and issue stock options to, a key employee of Duffy and Associates.

     This acquisition will be accounted for using the purchase method of accounting, and the excess of purchase price over net assets acquired will be amortized over 15 years using the straight-line method.

     In August, 1997 the Company completed the acquisition, effective as of July 31, 1997, of all the issued and outstanding stock of Medlink Services, Inc. and Medlink Corporation (collectively Medlink), two closely held and related rehabilitation services companies based in Iowa. The purchase agreement contained a noncompete provision which covers a period of five years and prohibits the former owners from directly or indirectly competing with the company. In connection with the Medlink acquisition the Company issued 25,000 shares of common stock valued at $71,875 and cash consideration of approximately $94,125 (subject to adjustment).

     The purchase agreement requires the Company to make annual payments up to 35% of net income from operations, as defined, for each of the five fiscal years ending July 31, 1998 through 2002. The annual payment if any, is due in a combination of 33% cash and 67% in the Company's common stock valued at $3.50 per share.

     The purchase agreement also required the Company to enter into a five-year employment agreements with, and issue stock options to, certain key employees of Medlink.

     This acquisition will be accounted for using the purchase method of accounting and the excess of purchase price over net assets acquired will be amortized over 15 years using the straight-line method.

     Sales of Under-performing Physical Therapy Clinics -In January 1997, the Company sold one physical therapy clinic located in San Diego, California, and three clinics in Delaware. In May 1997, the Company sold seven clinics in Orange County, Sacramento and North Tahoe, California. These clinics accounted for revenues of approximately $4,146,000 in 1996. The Company recorded a gain on the sales of approximately $496,000. At closing, the Company received $1,222,500 and notes rceivable totaling $445,000. The notes receivable have interest rates of 6% to 7% and require annual or quarterly principal payments. The notes receivable are recorded in Other Assets, except for the current portion of such notes which are included in Prepaid Expenses and Other. One of the acquiring companies also assumed the Company's non-interest bearing note payable requiring total future payments of $330,000.

NOTE 3. DEBT

     In February 1997, the Company's term loan and credit agreement was amended and restated (the Amended Agreement). The Amended Agreement increased the term note to $2.5 million, subject to certain conditions, and extended the due dates of the term loan and the $1.5 million revolving line of credit to January 31, 2000. In May 1997, the term note was further increased to $2.85 million. At June 30, 1997, the Company has borrowings of $2.85 million under the term loan. In August 1997, the term note was further increased to $3.275 million. The term note is due in eight quarterly installments of $100,000, beginning January 31, 1998, and a final payment of $2.475 million on January 31, 2000. Interest on outstanding term loan borrowings is payable monthly and is computed at the prime rate plus 6%. Revolving line of credit borrowings are limited based on eligible borrowings, as defined. Interest on outstanding revolving line of credit borrowings is payable monthly and is computed at the prime rate plus 2%.
Borrowings under the Amended Agreement are secured by substantially all the Company's assets and personally guaranteed by the Company's president. The agreement contains various restrictive covenants relating to quarterly minimum levels of net worth and net income, limitations on additional indebtedness and capital expenditures, prohibition on dividend payments, and other matters.

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

     On April 7, 1997, the Company paid the outstanding balance of $15,000 and terminated the unsecured revolving line of credit.

     On April 15, 1997, the Company entered into a $319,000 note payable. The note requires monthly payments of $7,223 including interest at 12.77% through April 2002. The note is secured by various pieces of exercise equipment.

     On June 4, 1997, the holders of two convertible, subordinated promissory notes with a face value of $200,000 due December 1, 1998 converted their notes and accrued interest of $8,000 into 91,264 shares of the Company's common stock.

NOTE 4. STOCKHOLDERS' EQUITY

     On January 30, 1997, the Company issued 292,829 shares of common stock to the sellers of Fitness Systems as a portion of the consideration, contractually agreed upon , pursuant to the Stock Purchase Agreement dated March 24, 1995, which required that the aggregate value of the stock consideration issued equal $1,200,000.

     On June 26, 1997 the Company issued 2,000 shares of common stock in return for services provided. The fair value of the common stock issued, $5,000, was based on the market value of the Company's common stock.

     During the six months ended June 30, 1997, the Company received proceeds of $152,540 when the holders of stock options or warrants exercised their right to purchase a total of 217,160 shares of common stock at prices ranging from $.65 to $2.28 per share. The Company also issued 4,106 shares of common stock in connection with the Company's employee stock purchase plan.

NOTE 5. LEGAL PROCEEDINGS

     On April 17, 1996, a former employee filed a cliam entitled Julian Gatza vs. Health Fitness Corporation and Hurley Health Services before the Circuit Court of Genessee County in the State of Michigan, alleging wrongful termination of employment and discrimination. The plaintiff has not claimed a specified amount of damages. The Company tendered the defense of this claim to its insurance carrier; and the insurance carrier's response has been that there would be no insurance coverage for the liability represented by this litigation. The Company believes this claim is without merit and will defend it vigorously.

     The Company believes that the outcome of the foregoing claim will not have a material adverse effect on the Company's financial condition, results of operations or cash flows. The Company is also involved in various other claims and lawsuits incident to the operations of its business, including claims arising from accidents or from the negligent provision of physical therapy services. The Company believes that their outcome will not have a material adverse effect on its financial condition, results of oeprations or cash flows.

NOTE 6. INCOME TAXES

     The provision for income taxes for the six months ended June 30, 1996 has been offset by a reduction in the valuation allowance for deferred taxes. The provision for income taxes for the six months ended June 30, 1997 has been partially offset by a reduction in the valuation allowance.

NOTE 7. NET INCOME PER SHARE

     Income per share of common and common equivalent was computed by dividing net income by the weighted average number of shares of common and common equivalent shares outstanding during each period.

     For the three and six months ended June 30, 1997, this amount includes 190,476 and 207,265 contingent shares, respectively, assumed to be issued to the Sellers of Fitness Systems and to the Sellers of Isernhagen. Options and warrants were not included as common stock equivalents for the three and six months ended June 30, 1997 due to their antidilutive effect.

     For the three and six months ended June 30, 1996, this amount includes 200,000 and 221,319 contingent shares, respectively, assumed to be issued to the Sellers of Fitness Systems. The Company contractually agreed with the Sellers of Fitness Systems that if the average closing sale price of the Company's common stock during the fourth calendar quarter of 1996 did not reach at least $6.00 per share, the Company was obligated to issue sufficient additional shares of stock so that the aggregate value of the stock consideration equals $1,200,000 based on the same three month average price calculation. Options and warrants were not included as common stock equivalents for the three or six months ended June 30, 1996 due to their antidilutive effect.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth, for the periods indicated, information derived from the consolidated statements of operations of the Company:

                                                                     For The Three Months
                                                                       Ended June 30,
                                               -----------------------------------------------------------------
                                                          1996                                      1997
                                                          ----                                      ----

REVENUES:
      Preventive healthcare                    $5,138,000         74.5%                $5,771,000           73.2%
      Rehabilitative healthcare                 1,760,000         25.5                  2,112,000           26.8
                                               ----------       ------                  ---------         ------
 Total revenues                                 6,898,000        100.0                  7,883,000          100.0
COST OF REVENUES                                5,326,000         77.2                  6,441,000           81.7
                                               ----------       ------                  ---------         ------
GROSS PROFIT                                    1,572,000         22.8                  1,442,000           18.3
OPERATING EXPENSES                              1,204,000         17.5                  1,407,000           17.9
                                               ----------       ------                 ----------         ------
OPERATING INCOME (LOSS):
      Preventive healthcare                       911,000                                 679,000
      Rehabilitative healthcare                   358,000                                 ( 1,000)
     Corporate                                   (901,000)                               (643,000)
                                               ----------                              ----------
     Total operating income                       368,000          5.3                     35,000             .4
OTHER (EXPENSES) INCOME, NET                      (85,000)        (1.2)                   236,000            3.0
                                               ----------       ------                 ----------          -----
                                                  283,000          4.1                    271,000            3.4
INCOME TAXES                                        -               -                      63,000             .8
                                               ----------       ------                 ----------          -----
NET INCOME                                    $   283,000          4.1%               $   208,000            2.6%
                                               ==========       ======                 ==========          =====

                                                                     For The Six Months
                                                                       Ended June 30,
                                                        1996                                     1997
                                                        ----                                     ----
REVENUES:
      Preventive healthcare                   $10,546,000         76.0%               $12,056,000           74.8%
      Rehabilitative healthcare                 3,327,000         24.0                  4,061,000           25.2
                                               ----------       ------                  ---------         ------
 Total revenues                                13,873,000        100.0                 16,117,000          100.0
COST OF REVENUES                               10,921,000         78.7                 13,016,000           80.8
                                               ----------       ------                 ----------         ------
GROSS PROFIT                                    2,952,000         21.3                  3,101,000           19.2
OPERATING EXPENSES                              2,250,000         16.2                  2,622,000           16.3
                                               ----------       ------                 ----------         ------
OPERATING INCOME (LOSS):
      Preventive healthcare                     1,409,000                               1,412,000
      Rehabilitative healthcare                   575,000                                 106,000
     Corporate                                 (1,282,000)                             (1,039,000)
                                               ----------                              ----------
     Total operating income                       702,000          5.1                    479,000            2.9
OTHER (EXPENSES) INCOME, NET                     (190,000)        (1.4)                   174,000            1.1
                                               ----------        -----                 ----------         ------
                                                  512,000          3.7                    653,000            4.0
INCOME TAXES                                        -               -                     178,000            1.1
                                               ----------        -----                 ----------         ------
NET INCOME                                    $   512,000          3.7%               $   475,000            2.9%
                                               ==========        =====                 ==========         ======

     General. The Company is engaged in two principal lines of business: (i) preventive healthcare; and (ii) rehabilitative healthcare. Preventive health-care includes the development, marketing and management of corporate and hospital-based fitness centers and the sale and servicing of fitness equipment. Rehabilitative healthcare relates to the operation of physical therapy clinics that provide a full range of rehabilitative services, provides occupational health (injury prevention and work-injury management consulting services), and a network of independent physical therapy clinics.

     The Company's preventive healthcare revenues come from fitness center management and consulting contracts and the sales and service of fitness equipment. The management and consulting contracts provide for specific management, consulting, and program fees and contain provisions for modification, termination, and non-renewal.

     The Company's rehabilitation revenues come from physical therapy services provided to patients at Company owned locations and at hospital and corporate locations, annual fees paid by independent physical therapy clinic network members for consulting and group buying services, and program and consulting fees paid by employers, insurers and others for occupational health services. Net revenues provided to patients at Company owned and worksite locations are a function of the number of patients treated, the payor mix and the average net charge per treatment. Consequently, two patients provided substantially similar treatments may result in different net revenues because of differing reimbursement environments.

     The Company  incurs costs at three levels:  (i) revenue  generating  sites;
(ii) regional  sites that work closely with the revenue  generating  sites;  and
(iii) general corporate costs. Management views the operational expenses of the regional sites to be an integral component of the revenue generating sites. Therefore, the discussion that follows is of revenues and operating income.

     Revenues. Revenues increased $985,000 or 14.3% to $7,883,000 for the three months ended June 30, 1997 from $6,898,000 for the same period ended June 30, 1996. Revenues increased $2,244,000 or 16.2% to $16,117,000 for the six months ended June 30, 1997 from $13,873,000 for the same period ended June 30, 1996.

     Preventive healthcare revenues increased $633,000 and $1,510,000 for the three and six month periods ended June 30, 1997 compared to the same periods in 1996. The increases were primarily due to the annualized effect of adding several hospital and corporate fitness center management contracts and the increase in sales of fitness equipment and service of $114,000 and $606,000 for the three and six month periods ended June 30, 1997, partially offset by the net loss of four management contracts for the three months ended June 30, 1997.

     Rehabilitative healthcare revenues increased by $352,000 and $734,000 for the three and six month periods ended June 30, 1997 compared to the same period in 1996. The increases were primarily due to the acquisition of The Preferred Companies in December 1996, the Isernhagen Companies in February 1997, K.A.M. in April 1997 and Duffy & Associates in May 1997, and the increase in the number of patient visits at several clinics, partially offset by the sale of four under-performing clinics in January 1997 and seven under-performing clinics in May 1997. The eleven clinics sold had revenues of $439,000 and $1,236,000 for the three and six month periods ended June 30, 1997, and revenues of $1,009,000 and $1,950,000 for the three and six months ended June 30 1996. The newly acquired clinics and clinic networks accounted for revenues of $416,000 and $1,214,000 for the three and six month periods ended June 30, 1997.

     Operating Income. Operating income decreased $333,000 or 90.8% to $35,000 for the three months ended June 30, 1997 from $368,000 when compared to the same period in 1996. Operating income decreased by $223,000 or 31.8% to $479,000 for the six months ended June 30, 1997 from $702,000 when compared to the same period in 1996. The decrease in operating income for the three months ended June 30, 1997 was due to a decrease in operating income for preventive healthcare of $232,000 and a decrease in operating income for rehabilitative healthcare of $359,000, partially offset by a reduction in corporate costs of $258,000. The decrease in operating income for the six months ended June 30, 1997 was due to a decrease in operating income for rehabilitative health care of $469,000, partially offset by and increase in operating income for preventive healthcare of $3,000 and a reduction in coporate costs of $243,000.

     The decrease in operating income for the three and six month periods ended June 30, 1997 is due to an increase in clinic and regional salaries and support for rehabilitative health care and an increase in regional support for preventive healthcare, partially offset by a decrease in corporate salaries and support. The increase in operating costs was related to the Company's growth strategy which has required expanded services and support, increased personnel and expanded operational and financial systems.

     Other Expense. Other expenses is comprised of interest expense and other income. Interest expense increased $82,000 to $171,000 for the three months ended June 30, 1997 from $89,000 for the same period in 1996, and increased $103,000 to $300,000 for the six months ended June 30, 1997 from $197,000 for the same period in 1996. The increase in interest expense was due to the higher average borrowings and interest rates in 1997 when compared to 1996. Other income increased $404,000 to $408,000 for the three months ended June 30, 1997 from $4,000 for the same period in 1996, and increased $467,000 to $474,000 for the six months ended June 30, 1997 from $7,000 for the same period in 1996. The increase is primarily due to the gain on the sale of the four underperforming clinics in January 1997 and the sale of the seven under performing clinics in May 1997.

     Income Taxes. Income taxes were calculated based on management's estimate of the Company's effective tax rate. The provision for income taxes for the three and six months ended June 30, 1996 was offset by a reduction in the valuation allowance for deferred taxes. The provision for income taxes for the three months ended June 30, 1997 was partially offset by a reduction in the valuation allowance for deferred taxes.

     Net Income. The Company's net income decreased $75,000 to $208,000 or $.03 per share for the three months ended June 30, 1997 from $283,000 or $.04 per share for the same period in 1996. For the six months ended June 30, 1997 the Company's net income decreased $37,000 to $475,000 or $.06 per share from $512,000 or $.07 per share for the same period in 1996.

     Liquidity and Capital Resources

     The Company had a working capital deficit of $2,086,000 at December 31, 1996 and a working capital deficit of $668,000 as of June 30, 1997. The change was primarily due to the decreases in accounts and notes payable and the increases in accounts and notes receivable and inventories, which are partially offset by the increases in checks written in excess of bank balances and accrued salaries, wages and payroll taxes. Notes payable at June 30, 1997 consisted of $1,500,000 on its existing line of credit. The Company's principal sources of liquidity included trade accounts and notes receivable of $5,269,000.

     In February 1997, the Company entered into a Second Amended and Restated Credit and Security Agreement which provides for a line of credit of up to $1,500,000 at the prime rate plus 2% and a $2,500,000 term loan at the prime rate plus 6%. The amount of the term loan was increased to $2,850,000 in May 1997, and further increased to $3,275,000 in August 1997. To fund operations at current levels, management has implemented plans to extend payments terms of existing obligations, obtain additional debt and/or equity financing and to generate cash flow from operating activities. However, to finance planned infrastructure development and the acquisition of free-standing physical therapy clinics in the rehabilitative business segment, the Company will require additional financing.

     In February 1997, the Company paid $1,000,000 of cash and issued $250,000 of subordinated convertible promissory notes in connection with the Company's acquisition of the Isernhagen Companies. The cash for such acquisitions was provided by the Company's bank term loan.

     In April 1997, the Company paid $200,000 of cash and issued 78,911 shares of the Company's common stock in connection with the Company's acquisiiton of K.A.M. The cash for such acquisition was provided by the Company's bank term loan.

     In May 1997, the Company paid $300,000 of cash and issued 50,000 shares of the Company's common stock in connection with the Company's acquisition of Duffy and Associates. The cash for such acquisition was provided by the Company's bank term loan.

     In August 1997, the Company paid approximately $94,125 of cash and issued 25,000 shares of the Company's common stock in connection with the Company's acquisition of Medlink. The cash for such acquisition was provided by the Company's bank term loan.

     Sources of capital to meet future obligations in 1997 and the first half of 1998 are anticipated to be cash provided by operations and additional debt and/or equity financing. In order to conserve capital resources, the Company's policy is to lease its physical facilities. The Company does not believe that inflation has had a significant impact of the results of its operations.

     Accounting Pronouncement

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, which is effective for interim and annual reporting periods ending after December 15, 1997. SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, Earnings per Share, and replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation for all entities with complex capital structures and provides guidance on other computational changes. The implementation of SFAS No. 128 is expected to decrease earnings per share by a nominal amount.

     Outlook

     The Company's strategy is to continue to expand its rehabilitative health care operations through acquisitions and to improve profitability of the physical therapy clinics acquired through the consolidation of the clinics' operating expenses. The Company intends to focus its acquisitions on physical therapy clinics primarily located in secondary markets in the Midwest. Management anticipates that the purchase prices paid for future acquisitions will be similar to the prices paid to date and payment terms may be a combination of cash, notes payable, and shares of the Company's common stock, with a portion of the purchase price to be paid at closing and, where appropriate, a portion contingent upon achievement of earnout arrangements. It is anticipated that funds required for future acquisitions and the integration of acquired businesses with the Company will be provided from operating cash flow and the proceeds from future debt or equity financings. Future equity financings, if any, may result in dilution to holders of the Company's common stock. However, there can be no assurance that suitable acquisition candidates will be identified by the Company in the future, that suitable financing for any such acquisitions can be obtained by the Company or that any such acquisitions will occur.

     As a publicly-owned corporation, the Company has and will incur additional expenses due to being a public company. The Company's growth strategy will require expanded patient services and support, increased personnel throughout the Company, expanded operational and financial systems and implementation of new control procedures. These factors will affect future results and liquidity.

     Preventive healthcare operating income, as a percentage of revenues, is expected to remain consistent with that experienced for the year ended December 31, 1996.

     Rehabilitative healthcare revenues are anticipated to increase as a result of introducing additional physical therapy work sites at additional corporate fitness centers, increasing the number of physical therapists at existing clinics, and potential acquisitions of free-standing physical therapy clinics. See "Liquidity and Capital Resources." In January and May 1997, the Company sold eight physical therapy clinics located in California and three clinics located in Delaware. These clinics accounted for revenues of $4,146,000 in 1996. The Company anticipates that this loss of revenue will be offset by the Company's acquisition of The Preferred Companies in December 1996, the Isernhagen Companies in February 1997, K.A.M. in April 1997, Duffy & Associates in May 1997, Medlink in July 1997 and other planned physical therapy acquisitions in the second half of 1997.

     Rehabilitative health care operating income from existing clinics is expected to increase on a quarterly basis as a result of increasing revenues and streamlining the billing and marketing functions of the companies acquired to date. Corporate expenses, as a percentage of revenues, are anticipated to be consistent with 1996 levels.

     The foregoing financial statement notes and Management's Discussion and Analysis of Financial Condition and Results of Operation contain numerous forward-looking statements that involve a number of risks and uncertainties. Factors that could cause actual results to differ materially from such forward-looking statements include but are not limited to the following:

     Sufficiency of working capital

     At June 30, 1997, the Company had a negative working capital position of $688,000. The Company's ability to fund its working capital requirements in the future is materially dependent upon its ability to generate cash flow from its existing and future management contracts, equipment sales, consulting fees, fees generated from its work site and free-standing physical therapy operations and future debt and/or equity financings. Future potential acquisitions, and the costs associated with the successful integration of such acquisitions, could adversely affect Company cash flows from operating activities. In addition, the Company materially relies on third party reimbursement for its physical therapy services. If such third party payors defer or delay payment, for any reason, the Company's cash flows would be materially adversely affected. Historically, the Company has experienced excessive account receivable aging from certain of its physical therapy clinics. The Company attributes the majority of such receivables to be the result of the poor performance of the clinics it sold in 1997. If the Company's existing operations would require more capital than currently anticipated, or if revenues or expenses are greater than what are currently anticipated the Company may need additional financing in order to maintain its operations and implement its physical therapy acquisition strategy. Such sources of additional financing could include, but may not be limited to, sales of the Company's debt or equity securities. No assurance can be given that the Company can and will be able to secure any such financing when needed, or that such financing, if obtained, would be on terms favorable or acceptable to the Company.

     Dependence  upon  successful  execution  of  acquisition  strategy;   risks
associated with integration of free-standing physical therapy clinics.

     A major element of the Company's business strategy is to acquire free-standing outpatient physical therapy clinics primarily in secondary markets throughout the Midwest. Acquisitions have constituted, and the Company expects them to constitute in the future, a significant portion of the Company's growth. Since December 1991 to June 30, 1997, the Company has grown from owning and operating one physical therapy clinic to owning and operating 11 free-standing clinics and 12 worksite physical therapy clinics. No assurance can be given as to whether, when or on what terms any possible acquisitions of free-standing clinics may be completed, if at all.

     The Company believes that competition for acquisitions will increase as consolidation of the outpatient rehabilitation industry continues. Many of the companies actively seeking such acquisitions are well established and have substantially greater resources than the Company. Such interest may lead to increased competition for attractive acquisition candidates. Accordingly, there can be no assurance that existing outpatient rehabilitation clinics will continue to be available to the Company in the secondary markets in the Midwest on terms and conditions favorable or acceptable to the Company, or at all. The failure of the Company to be able to successfully locate, negotiate, close and integrate such free-standing physical therapy acquisitions would adversely affect the Company's future growth potential. In addition, the Company's ability to secure the necessary financing to acquire such physical therapy clinics on terms and conditions favorable to the Company may impact the Company's ability to successfully execute its acquisition strategy. Federal and state laws may prohibit or restrict the use by the Company of its securities as consideration for the acquisition of clinics from referral sources or otherwise prohibit or restrict the Company's ability to make acquisitions. Such prohibitions and restrictions could restrict the Company's ability to make acquisitions, which could adversely affect the Company's growth potential, financial condition, results of operations and cash flows.

     Risks associated with expansion and rapid growth.

     The Company's growth strategy will require increased personnel throughout the Company, expanded operational and financial systems and the implementation of new and additional control procedures. There can be no assurance that the Company will be able to manage expanded or newly integrated operations effectively. The failure to implement such operational and financial systems could have a material adverse affect on the Company's results of operations, financial condition and cash flows.

     Material dependence on referrals.

     Although not the Company's primary strategy, the Company has acquired in the past (and may acquire in the future) certain clinics from health care professionals (such as physicians) who are the primary patient referral source for such clinics. Under current and proposed federal and state legislation, depending on the type of consideration paid by the Company and the nature of any other financial relationships between the sellers, the seller and other referral sources may be prohibited from referring patients to the clinic. In connection with the acquisition of clinics from physicians in particular, the Company typically enters into noncompetition agreements with the sellers for approximately 60 months (although such sellers are not restricted from referring patients to other clinics). There can be no assurance, however, that such contracts would be enforced according to their terms and conditions and that the sellers would not begin competing with the Company.

     Potential adverse effects of existing and future government regulation.

     The Company's physical therapy business is subject to extensive and rapidly changing federal, state and local regulation governing licensure, conduct of operations, payment of referral fees, purchase or leasing of facilities and employment of therapists and other professionals by business corporations.

     Virtually all states in which the Company operates have enacted laws and adopted regulations that restrict healthcare practitioners from referring patients to healthcare facilities in which the practitioner has an ownership or other financial interest. Other state laws and regulations often prohibit the giving and accepting of referral fees or other consideration as compensation or inducement for patient referrals. The Company believes that its operations are structured to comply with all such laws and regulations currently in effect, as well as laws and regulations enacted or adopted but not yet effective. There can be no assurance, however, that enforcement authorities will not take a contrary position. The Company also believes that, if it is subsequently determined that the Company's operations do not comply with such laws or regulations, it could restructure its operations to comply with such laws and regulations. There can be no assurance, however, that the Company would be able to restructure its operations. In addition, there can be no assurance that the states in which the Company currently operates, or may operate in the future, will not enact similar or more restrictive laws and that the Company will be able to operate or restructure its operations to comply with such new legislation or regulations or interpretations of existing or new legislation and regulations.

     Additional federal restrictions became effective in 1995 for certain designated health services (including physical therapy) that require notice to governmental agencies of ownership on the part of physicians and members of their families of debt or equity interests in providers of physical therapy, such as the Company. Payment will not be made for services provided to Medicare or Medicaid beneficiaries as a result of referrals from such physicians. This law also regulates a wide variety of other relationships between referring physicians and providers and imposes substantial penalties for violations of its provisions. Proposed federal legislation would extend these restrictions to all services provided, regardless of whether this source of payment is the Medicare or Medicaid programs or some other public or private source of payment. In the event such legislation at the state or national level were enacted, the Company may be required to restructure its relationships with certain of its referring physicians. There can be no assurance that the Company would be able to do so without an adverse effect on its financial condition, operations or cash flows.

     Possible limitations on third-party reimbursement.

     The healthcare industry has experienced a material trend toward cost containment as private and governmental payors seek to respond to, and control, rapidly escalating healthcare costs. One response has been to place limitations on reimbursement rates by capping or lowering fees and restricting the number of treatments which will be reimbursed for any given condition. All states in which the Company currently conducts business have fee schedules which limit the reimbursement rates under workers' compensation programs. The Company expects that legislation limiting the reimbursement of fees for various outpatient services (including physical therapy and other related services) will become more prevalent. Reimbursement for the Company's services may also be limited by third party payors. Such payors often limit the amount of fees per visit, regardless of the number or type of therapy applied to the patient, or otherwise limit, by the terms of the managed care contract, the amount of fees that may be charged. One method of governmental and third party payors has been to institute what are known as "capitated" programs. Under capitated programs, payors contract with providers for specific physical therapy services in return for set prepaid fees per individual enrollee ("capitated" monthly fees). If the provider has accurately analyzed and negotiated its capitated monthly fees, and the costs in providing services are less than the demand for treatment, the provider benefits from positive margins in cash flow resulting from the prepayment of the capitated monthly fees. However, to the extent that the actuarial analysis underlying such capitated fees is inaccurate and enrollees require more treatment than is anticipated, aggregate capitated fees may be insufficient to cover the costs of providing enrollees with the services required. Although the Company could seek to negotiate stop-loss reinsurance to contractually shift the risk of financial exposure beyond certain limits to an insurance carrier in the event the Company determined to participate in such a capitated program, there can be no assurance that the Company would be able to obtain such reinsurance. In addition, the Company could be required to obtain licenses from certain governmental authorities in order to participate in such capitated programs. The Company does not currently have a license from any governmental authority to offer such programs, and there can be no assurance that the Company would be able to secure any such licenses when and if sought by the Company. Moreover, in order to effectively manage such capitated contracts, the Company may need to acquire and implement additional operational and informational systems.

     The Company expects the trend toward third party payors limiting reimbursement levels for various out-patient services, including outpatient rehabilitation services, to continue. As a consequence, there can be no assurance that reimbursement for the Company's rehabilitation services will remain at current or anticipated levels. Any reduction or limits on reimbursement levels for the Company's services would adversely affect the profitability of, or demand for, the Company's services and could have a material adverse effect on the Company's financial condition, results of operations and liquidity. In addition, such payors are expected to continue to develop programs designed to control and reduce the cost of healthcare services that may adversely affect the profitability of, or demand for, the Company's services.

     State limitations imposed upon the corporate practice of medicine.

     Certain states have legislation or regulations, or have interpreted existing physical therapy licensing laws, to prohibit or restrict business corporations, such as the Company, from practicing physical therapy through the direct employment of physical therapists. In other states, the courts or state officials have issued rulings or opinions stating or suggesting that healthcare professionals may not lawfully provide services as employees of business corporations such as the Company. For example, in Texas, an opinion of the Attorney General suggests that unlicensed corporate entities may not engage in the practice of physical therapy, although the Company believes that other Texas regulators disagree with this conclusion and that this opinion has generally not been followed, or enforced, in Texas. Similarly however, in California, the Attorney General has opined that physical therapists may not be employed by corporate employers, such as the Company. The Physical Therapy Examining Committee of the California Board of Medical Quality Assurance, however, has concluded that there is no such prescription under California law, and to the best of the Company's knowledge, the Attorney General's opinion has not been enforced to date. There can be no assurance that regulators, or others in Texas, California and other states, will not seek to enforce, or adopt, this type of restriction, or that other states in which the Company operates, or may operate in the future, will not enact or enforce similar, or more restrictive, legislation or regulations or that the Company can adapt its operations to comply with such legislation and regulations.

     Material dependence upon existing management and physical therapy clinic personnel.

     The success of the Company is highly dependent on the services of Mr. Loren
S. Brink, its President and Chief Executive Officer, and upon Mr. Thomas Coplin, President of Health Fitness Rehab. The loss of either Mr. Brink's or Mr. Coplin's services would have a material adverse effect on the Company's business. In January 1997, the Company entered into an "evergreen" three year employment agreement with Mr. Brink. The Company is currently negotiating a long term employment agreement with Mr. Coplin which should be finalized by December 31, 1997. No assurance can be given that such long term employment agreement will be entered into between the Company and Mr. Coplin or on terms, and conditions, acceptable to the Company. The failure by the Company to enter into such long term employment agreement would have an adverse effect on the Company's business. The Company owns and maintains a key-man life insurance policy on Mr. Brink's life in the amount of $3.5 million and intends to purchase similar key-man life insurance policy on Mr. Coplin's life in connection with the execution of the employment agreement summarized above.

     The Company's operations are also dependent upon attracting and retaining highly-qualified physical therapists. Although, to date, the Company has not experienced significant difficulty in attracting and retaining qualified physical therapists, it is generally accepted that the demand for physical therapists exceeds the available supply. As the Company's operations expand, the Company could experience difficulty recruiting and maintaining adequate staff. Most of the Company's competitors are larger and have greater financial resources, which may provide such competitors with an advantage in attracting and retaining physical therapists. In addition, the Company's ability to attract and retain physical therapists may be limited as the Company's ability to increase its fees to cover such additional costs is restricted by the cost containment pressures on health care providers. The inability to attract therapists without substantially increasing their compensation could interfere with the Company's business plans and adversely affect its results of operations and cash flows.

     Possible quarterly volatility in Company financial results.

     The Company may experience, as other companies in the business of owning and operating physical therapy clinics have experienced, a decrease in revenue and income from operations in the third and fourth quarters of each year as patient visits historically tend to decline during the summer and holiday months. In addition, the timing, number and integration of the Company's potential free-standing physical therapy acquisitions may cause financial results of operations to vary on a quarterly basis. No assurance can be given that the timing or integration of possible future acquisitions will not materially adversely affect the Company's financial position, results of operations and cash flows on a quarterly or annual basis.

     Likely material changes in workers' compensation laws.

     Workers' compensation coverage is a creation of state law, and thus, is subject to material change by state legislatures and is materially influenced by the political process in each state. Several states have mandated that employers receive coverage only from funds operated by the state. New laws affecting the workers' compensation system in Minnesota and any other state where the Company may do business in the future (including laws that require all employers to participate in state-sponsored funds or that mandate premium reductions) would have a material adverse effect on the Company and its financial position, results of operations and cash flows. Several bills to modify Minnesota's workers' compensation laws have been introduced in the State legislature in the past. The Company is not able, at this point in time, to predict the likelihood that any of these bills will be enacted or the potential effect these bills could have on the Company and its operations, if enacted into law.

     Possible risk in converting physical therapy "independent practices" to "rehabilitation agency" status.

     Under current Medicare standards, a facility certified as an "independent practice" is subject to a $900 per capita limit in connection with the provision of physical therapy services. In contrast, physical therapy sites or facilities certified as "rehabilitation agencies" are not subject to such $900 per capita reimbursement limitation. As a result, management views the change in certification from an "independent practice" to a "rehabilitation agency" as an important factor, despite the fact that only approximately 8% of the Company's rehabilitation revenues are derived from Medicare or Medicaid. Management believes a certain non-quantifiable stigma may apply to those "independent practices" that have not yet, or do not in the future, convert to such "rehabilitation agencies." As of June 30, 1997, three of the companies eleven free-standing physical therapy clinics had been certified as "rehabilitation agencies." For five of the Company's free-standing physical therapy sites, "rehabilitation agency" status is not applicable due to the nature of their hospital contract business and the remaining three sites are currently in the certification process. No assurance can be given that all or any portion to the Company's future free-standing physical therapy clinics can or will be converted to such "rehabilitation agency" status, nor can any assurance be given that the failure to achieve such status will not have a material adverse effect on the Company's rehabilitation business.

     Competition.

     There are a significant number of companies currently existing in, as well as entering, the physical therapy market. The Company competes for physical therapy business with other significantly larger physical therapy companies. Most physical therapy companies that compete with the Company have greater capital and financial resources, operational experience, marketing capabilities and name recognition than the Company. The health fitness business is also very competitive. The Company competes for management contracts for corporate and hospital-based fitness centers with other health and fitness management companies. There can be no assurance that the Company will be able to compete successfully with these management and physical therapy companies.

     Possible de-listing from Nasdaq SmallCap Market(sm) ("SmallCap Market")

     In November 1996, the Board of Governors of the Nasdaq Stock Market, Inc., approved and submitted for approval to the Securities and Exchange Commission ("SEC") enhanced listing and maintenance requirements for companies listing their securities on the SmallCap Market and the Nasdaq National Market(R). Although not yet approved by the SEC, the enhanced maintenance requirements for listing the companies' securities on the SmallCap Market would include, as proposed, net tangible assets of at least $2 million, $500,000 of net income in two of the last three years or the Company having a market capitalization of at least $35 million. At the present time, the Company does not have net tangible assets of $2 million, nor does the Company meet the net income or market capitalization tests summarized above. Although the Company is currently taking steps to meet such proposed Nasdaq maintenance requirements, no assurance can be given by the Company that it will meet such enhanced maintenance requirements if, and when, adopted by the SEC. If such enhanced maintenance requirements are adopted by the SEC, and the Company then fails to meet such requirements in any possible phase-in time permitted, the Company's securities could be de-listed from the SmallCap Market. In such event, trading, if any, in the Company's common stock would thereafter be conducted in the over-the-counter markets or in the so called "pink sheets" or the Nasdaq's electronic bulletin board. Consequently, the liquidity of the Company's securities could be impaired, not only in the number of securities which could be bought or sold, but also through delays and timing of transactions, reductions in security analysts' and the news media's coverage of the Company, and possibly, lower prices for the Company's securities than might otherwise be attained.

     If the Company's common stock were de-listed from the SmallCap Market, the Company's common stock could become subject to Rule 15g-9 under the Exchange Act, which imposes additional sales practice requirements on broker-dealers that sell such securities. Such rule may adversely affect the ability of broker-dealers to sell the Company's common stock and may adversely affect the ability of the Company's shareholders to sell any of the Company's common stock in any secondary market.

     Possible dilution and depressive effect on price of the Company's common stock from common stock issued in connection with physical therapy acquisitions.

     In connection with the Company's strategy to acquire and integrate free-standing physical therapy clinic operations, the Company intends to issue shares of its common stock, as well as grant certain earnout provisions that may include the future issuance of the Company's common stock. Although the aggregate number of such shares to be issued in connection with existing and future physical therapy acquisitions is not currently ascertainable by the Company, such issuances may be material in the aggregate. Such issuances of the Company's common stock in connection with free-standing physical therapy acquisitions may be dilutive to existing shareholders of the Company and sales of such securities into the public market could have a depressive effect on the price of the Company's common stock. No assurance can be given that such future issuances of the Company's securities in connection with future physical therapy acquisitions will not have a materially dilutive effect on existing Company shareholders, nor that sales of shares issued in such acquisitions will not materially adversely affect the price of the Company's common stock, as listed and traded on the Nasdaq SmallCap Market.

     Risk of litigation and insufficiency of liability insurance.

     Although the Company has had no history of material legal claims, the Company may be subject to claims and lawsuits from time to time arising from the operation of its business, including claims arising from accidents or from the negligent provision of physical therapy services. Damages resulting from and the costs of defending any such actions could be substantial. In the opinion of management, the Company is adequately insured against personal injury claims, professional liability claims and other business-related claims including, but not limited to, claims related to the negligent provision of physical therapy services. Nevertheless, there can be no assurance the Company will be able to maintain such coverage, or that it will be adequate.

     Restrictions and affirmative and negative covenants imposed by senior credit facility.

     Certain of the affirmative and negative covenants imposed upon the Company by its senior secured lender, and senior secured lending facility, may restrict the Company's ability to incur additional senior and subordinated debt. Furthermore, upon certain events of default, such senior secured lender is entitled to demand immediate repayment of their outstanding loans. In such circumstances, the Company may not be able to access other sources of capital, on a timely basis, or on terms and conditions favorable to the Company, or at all, with sufficient speed or sufficient size to avoid the Company's senior secured lender from taking material adverse action against the Company and its collateral.

     Lack of proprietary protection; lack of barriers to entry.

     Although the Company holds certain trademarks, tradenames and intellectual property associated with its operations, the Company is primarily a healthcare service business where patents or other intellectual property are not applicable, or if applicable, do not provide material barriers to entry for third parties or competitors to enter the Company's existing preventive and rehabilitative lines of business and compete with the Company. Therefore, no assurance can be given that other existing competitors, or healthcare companies seeking to gain access to the Company's market or limit the Company's market share, may not devote resources to effectively compete with the Company in the future. No assurance can be given that if such competition occurs in the future that the Company's financial position, results of operations or cash flows will not be materially adversely affected.

     Potential depressive effect on price of common stock arising from exercise and sale of existing convertible securities.

     At June 30, 1997, the Company had outstanding 7,909,563 shares of common stock. Upon the exercise of all outstanding Company stock options and stock purchase warrants (not including the shares issuable under any contingent grants, earnout agreements or any future acquisition), there would then be outstanding 10,429,746 shares of Company common stock outstanding. The exercise and sale of such outstanding stock options and stock purchase warrants and sale of stock acquired thereby may have a material adverse effect on the price of the Company's common stock. In addition, the exercise and sale of such Company's common stock could occur at a time when the Company would otherwise be able to obtain additional equity capital on terms and conditions more favorable to the Company.

                          PART II. - OTHER INFORMATION

     Item 1. Legal Proceedings

     From time to time, the Company may become involved in various claims and lawsuits incident to the operation of its business, including claims arising from accidents or from the alleged negligent provision of physical therapy services.

     On April 17, 1996, a former employee filed a claim entitled Julianna Gatza vs. Health Fitness Corporation and Hurley Health Services before the Circuit Court of Genessee County in the State of Michigan, alleging wrongful termination of employment and discrimination. The plaintiff has not claimed a specified amount of damages. The Company tendered the defense of this claim to its insurance carrier; and the insurance carrier's response has been that there would be no insurance coverage for the liability represented by this litigation. The Company believes this claim is without merit and will defend it vigorously. The Company believes that the outcome of this claim will not have a material adverse effect of its financial position, results of operation or cash flows.

Item 2. Changes in Securities

     During the quarter ended June 30, 1997, the Company sold the following shares of Common Stock without registration under the Securities Act:

                                                                                                             Exemption
      Date              Amount                            Purchasers                 Price Per Share         Relied Upon
      ----              ------                            ----------                 ---------------         -----------

     4/7/97             78,911        Seller of acquired business                         $2.19              Section 4(2)
    4/14/97              1,600        Warrant holder-stock issued upon exercise           $2.19              Sections 3(a)(9); 4(2)
    4/25/97            292,829        Former shareholders of Fitness Centers of            N/A               Section 4(2)
                                      America, Inc.- additional shares issued
                                      pursuant to March 24, 1995 merger
    5/16/97             50,000        Seller of acquired business                          N/A               Section 4(2)
     6/4/97              3,360        Warrant holder-stock issued upon exercise           $1.50              Sections 3(a)(9);4(2)
     6/4/97             91,264        Two convertible note holders-stock issued           $2.28              Sections 3(a)(9);4(2)
                                      upon conversion
     6/4/97                800        Warrant holder-stock issued upon exercise           $2.19              Sections 3(a)(9);4(2)
    6/30/97              2,000        Law firm-stock for services                         $2.50              Section 4(2)

     During the quarter ended June 30, 1997, the Company issued the following options, warrants, or other equity securities in consideration of services rendered or to be rendered without registration under the Securities Act:

                                                                                             Exercise                 Exemption
     Date          Amount                 Type                    Purchasers              Price Per Share             Relied Upon
     ----          ------                 ----                    ----------              ---------------             -----------

    4/9/97         5,000                 Option                    Employee                    $4.00                   Section 4(2)
   5/16/97         15,000                Option                    Employee                    $3.50                   Section 4(2)
   5/31/97         20,000                Option                    Employee                    $3.00                   Section 4(2)

Item 3 Defaults Upon Senior Securities

       None.

Item 4. Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting on June 4, 1997. Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management. The following actions were taken at the annual meeting:

     (a) The following nominees were elected to the Company's Board of Directors, with the following number of shares voted for and withheld authority: from the above-named nominees:

                                     Shares Voted For      Withholding Authority

     Loren S. Brink                     5,851,494                 449,641
     James A. Bernards                  6,283,643                 17,492
     Charles E. Bidwell                 6,283,643                 17,492
     George E. Kline                    6,280,843                 20,292
     William T. Simonet, M.D.           6,283,643                 17,492
     Robert K. Spinner                  6,280,543                 20,592

     (b) The proposed amendment of the Company's Articles of Incorporation to change the Company's name to "Health Fitness Corporation" was approved by a vote of 6,272,328 shares in favor, 22,461 shares against and 6,346 shares abstained.

     (c) The proposed increase in the number of shares reserved for issuance under the Company's 1995 Stock Plan from 1,000,000 to 2,000,000 was approved by a vote of 3,448,623 shares in favor, 643,788 shares against, and 62,253 shares abstained, which totals excluded 2,146,471 broker non-votes.

     (d) The appointment of Deloitte and Touche LLP as the Company's independent auditors for the fiscal year ending December 31, 1997 was approved by a vote of 6,201,388 shares in favor, 74,461 shares against, and 20,286 shares abstained, which vote excluded 5,000 broker non-votes.


Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a)      Exhibits

       3.1    Articles of Incorporation, as amended, of the Company

      *3.2    Restated Bylaws of the Company

      *4.1    Specimen of Common Stock Certificate

      10.1 First Amendment to Second Amended and Restated Credit Agreement dated May 16, 1997 between the Company and Norwest Bank, N.A.

      10.2 Executive Employment Agreement dated May 22, 1997 between the Company and Loren S. Brink

      27      Financial Data Schedule (in electronic version only)
---------
      *Incorporated by reference to the Company's Registration Statement on Form SB-2, No. 33-83784C.

     (b)      Reports on Form 8-K

              On April 23, 1997, the Registrant filed a Form 8-K/A, amending the Registrant's Form 8-K filed on February 21, 1997. No other Forms 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HEALTH FITNESS CORPORATION



Dated:         August 13, 1997         By:/s/ Loren S. Brink
                                       ---------------------
                                        Loren S. Brink
                                        Chairman, President and Chief
                                        Executive Officer



Dated:         August 13, 1997         By:/s/ Charles E. Bidwell
                                       -------------------------
                                        Charles E. Bidwell
                                        Treasurer and Chief Financial Officer