Form 10QSB
period 1997-09-30
HEALTH FITNESS PHYSICAL THERAPY INC
filed 1997-11-14
CIK 886432

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ___________________

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

         The number of shares outstanding of each of the registrant's classes of capital stock, as of November 7, 1997 was:
                 Common Stock, $.01 par value, 8,098,603 shares

Transitional Small Business Issuer Format:                       [ ] Yes [X] No

                         PART I - FINANCIAL INFORMATION
     Item 1.Financial Statements HEALTH FITNESS CORPORATION AND SUBSIDIARIES
                (Formerly Health Fitness Physical Therapy, Inc.)
                    CONSOLIDATED BALANCE SHEETS - (UNAUDITED)

                                                                                   December 31,          September 30,
                                                                                      1996                     1997
                                                                                   ------------          ------------
ASSETS
CURRENT ASSETS:
    Accounts and notes receivable, less allowance for doubtful
        accounts of $245,000 and $810,000, respectively                             $ 4,656,876           $ 5,285,802
    Inventories                                                                         454,254               580,863
    Prepaid expenses and other                                                          433,413               292,436
                                                                                  -------------           -----------
        Total current assets                                                          5,544,543             6,159,101
PROPERTY, net                                                                         2,185,335             3,389,459
OTHER ASSETS:
    Goodwill, less accumulated amortization of $961,424
        and $1,251,807, respectively                                                  9,376,367            10,077,980
    Noncompete agreements, less accumulated amortization
        of $84,874 and $160,731, respectively                                           346,976               593,119
    Trade accounts and notes receivable not expected to be collected within one year, less allowance for doubtful accounts of
        $240,000 and $300,000, respectively                                             640,000               977,757
    Other                                                                                85,676               631,400
                                                                                  -------------           -----------
                                                                                    $18,178,897           $21,828,816
                                                                                  =============           ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Checks written in excess of bank balances                                     $      94,643          $    349,245
    Notes payable                                                                     2,090,000             1,575,000
    Trade accounts payable                                                            1,662,077             1,061,591
    Accrued salaries, wages, and payroll taxes                                        1,302,770             1,388,277
    Other accrued liabilities                                                           622,182               816,914
    Current portion of long-term debt                                                   281,278               897,708
    Deferred revenue                                                                  1,577,186             1,492,075
                                                                                  -------------           -----------
        Total current liabilities                                                     7,630,136             7,580,810
LONG-TERM DEBT, less current portion                                                    576,490             3,325,742
DEFERRED LEASE OBLIGATION                                                                80,183                47,887
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value; authorized 5,000,000 shares, none issued or outstanding
    Common stock, $.01 par value; 25,000,000 shares authorized,
        7,173,293 and 8,096,603 shares issued and outstanding,
        respectively                                                                     71,733                80,966
    Additional paid-in capital                                                       11,693,617            12,849,618
    Accumulated deficit                                                              (1,795,689)           (1,985,842)
                                                                                  -------------           -----------
                                                                                      9,969,661            10,944,742
    Stockholder note and interest receivable                                            (77,573)              (70,365)
                                                                                  -------------           -----------
                                                                                      9,892,088            10,874,377
                                                                                  -------------           -----------
                                                                                    $18,178,897           $21,828,816
                                                                                  =============           ===========

                 See notes to consolidated financial statements.

                   HEALTH FITNESS CORPORATION AND SUBSIDIARIES
                (Formerly Health Fitness Physical Therapy, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Three Months Ended                        Nine Months Ended
                                                            September 30                             September 30,
                                                            ------------                             -------------
                                                      1996              1997                     1996            1997
                                                      ----              ----                     ----            ----
REVENUES:
    Preventive healthcare                             $5,209,608       $6,046,823              $15,755,012      $18,102,411
    Rehabilitative healthcare                          1,661,238        2,203,008                4,988,487        6,263,798
                                                       ---------       ----------              -----------      -----------
                                                       6,870,846        8,249,831               20,743,499       24,366,209

COST OF REVENUES:
    Salaries                                           3,725,974        4,719,818               11,479,294       13,878,809
    Equipment                                            973,957        1,198,501                2,935,880        3,530,774
    Occupancy                                            334,052          277,240                  974,294          960,430
    Support                                              414,297          292,560                  979,748        1,133,806
                                                       ---------        ---------               ----------       ----------
                                                       5,448,280        6,488,119               16,369,216       19,503,819
                                                       ---------        ---------               ----------       ----------
GROSS PROFIT                                           1,422,566        1,761,712                4,374,283        4,862,390

OPERATING EXPENSES
    Salaries                                             436,458          757,211                1,523,342        1,775,567
    Selling, general, and administrative                 702,917        1,127,274                1,864,070        2,730,825
    Loss on disposition of
          California clinics                                  --          470,516                       --           18,197
                                                       ---------        ---------               ----------       ----------
                                                       1,139,375        2,355,001                3,387,412        4,524,589
                                                       ---------        ---------               ----------       ----------
OPERATING INCOME (LOSS)                                  283,191         (593,289)                 986,871          337,801

OTHER (EXPENSE) INCOME:
    Interest expense                                     (27,211)        (209,176)                (223,440)        (508,948)
    Other income (expense)                                 6,481          (15,157)                  11,238            6,905
                                                     -----------       -----------              ----------       ----------
                                                         (20,730)        (224,333)                (212,202)        (502,043)
                                                     -----------       -----------              -----------      -----------
INCOME (LOSS) BEFORE
    INCOME TAX BENEFIT (EXPENSE)                         262,461         (817,622)                 774,669         (164,242)

INCOME TAX BENEFIT (EXPENSE)                                   -           152,493                       -          (25,911)
                                                     -----------       -----------              ----------         ---------

NET INCOME (LOSS)                                   $    262,461     $   (665,129)           $     774,669      $  (190,153)
                                                     ===========       ===========              ==========         =========
NET  INCOME (LOSS) PER
   COMMON AND COMMON
   EQUIVALENT SHARE                                 $        .04     $      ( .08)           $         .11       $    ( .02)
                                                    ============       ===========              ==========         =========
WEIGHTED AVERAGE COMMON
   AND COMMON EQUIVALENT
   SHARES OUTSTANDING                                  7,356,682        8,007,574                7,354,503        7,689,714
                                                    ============       ===========              ==========        =========

                 See notes to consolidated financial statements.

                   HEALTH FITNESS CORPORATION AND SUBSIDIARIES
                (Formerly Health Fitness Physical Therapy, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                              -------------
                                                                                         1996                  1997
                                                                                         ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                              $   774,669            $  (190,153)
    Adjustment to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
        Depreciation and amortization                                                  780,739                932,485
        Deferred revenue                                                                (4,940)              (103,211)
        Gain on sale of physical therapy clinics                                            --               (496,461)
        Change in assets and liabilities, net of acquisitions:
           Trade accounts and notes receivable                                        (144,551)              (320,615)
           Inventories                                                                 (68,800)              (113,117)
           Prepaid expenses and other                                                  317,111                142,867
           Other assets                                                                (32,406)              (208,480)
           Trade accounts payable                                                     (329,013)              (855,812)
           Accrued liabilities                                                         (29,110)              (141,043)
                                                                                 -------------          -------------
    Net cash provided by (used in) operating activities                              1,263,699             (1,353,540)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property                                                              (758,017)            (1,472,020)
    Payments for acquisitions, net of liabilities assumed and
        cash acquired                                                                 (197,284)            (1,594,408)
    Payments in connection with earnout provisions                                    (102,290)              (178,966)
    Payment in connection with noncompete agreements                                   (25,000)              (322,000)
    Proceeds of notes receivable collections                                                --                174,476
    Proceeds from sale of physical therapy clinics                                          --              1,220,600
                                                                                 -------------         --------------
        Net cash used in investing activities                                       (1,082,591)            (2,172,318)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in checks written in excess of bank balances                                   --                254,602
    Borrowings under line of credit                                                  3,256,938                972,500
    Repayment of line of credit                                                     (1,826,938)            (1,387,500)
    Borrowings of notes payable                                                             --                500,000
    Repayment of notes payable                                                      (2,041,928)                    --
    Proceeds from long-term debt, net of financing costs                               113,000              3,193,146
    Repayment of long-term debt                                                       (284,532)              (290,598)
    Proceeds from issuance of common stock                                             120,667                276,500
    Advances on notes receivable                                                       (15,670)                (4,281)
    Payments received on notes receivable                                                 -                    11,489
                                                                                 --------------        --------------
           Net cash (used in) provided by financing activities                        (678,463)             3,525,858
                                                                                 --------------        --------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (497,355)                   --

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        506,652                    --
                                                                                 --------------        --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $  9,297            $        --
                                                                                 ==============        ==============

                 See notes to consolidated financial statements.

                   HEALTH FITNESS CORPORATION AND SUBSIDIARIES
                (Formerly Health Fitness Physical Therapy, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.    BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the annual financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996. In the opinion of management, the interim consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the results for interim periods presented. Operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the operating results for the year ending December 31, 1997.

NOTE 2.    ACQUISITIONS AND DISPOSITIONS

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

Assets acquired:
        Accounts receivable                                     $   108,900
        Inventories                                                  13,492
        Property                                                      9,159
        Noncompete agreement                                        120,000
        Excess of purchase price over net assets acquired         1,165,022
                                                             --------------
                                                                  1,416,573
Liabilities assumed:
        Accounts payable                                             72,792
        Accrued expenses                                             75,681
        Deferred revenue                                             18,100
                                                              -------------
                                                                    166,573
Notes issued                                                        250,000
                                                              -------------
Cash consideration paid                                          $1,000,000
                                                              =============

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

     This acquisition has been accounted for using the purchase method of accounting, and the excess of purchase price over net assets acquired is being amortized over 15 years using the straight-line method. The consolidated statements of operations include the results of operations of Isernhagen since February 1, 1997.

     The following unaudited pro forma condensed combined statements of income reflect the combined operations of the Company and Isernhagen for the nine months ended September 30, 1996 and 1997, adjusted for related financing costs, as if the acquisition and the financing had occurred at the beginning of 1996. (Pro forma information relating to the acquisitions in 1996 and the acquisition and disposals discussed below are not included due to the impact of the acquired companies being insignificant.) The unaudited pro forma condensed combined statements of income may not necessarily reflect the actual operations of the Company which would have resulted had the acquisition and related financing occurred as of the date presented. The unaudited pro forma information is not necessarily indicative of future results of operations for the combined companies.

                                                                                              Nine Months Ended
                                                                                                  September 30
                                                                                                  ------------
                                                                                          1996                     1997
                                                                                          ----                     ----

Revenues                                                                                $21,850,000                $24,578,000
Cost of revenues                                                                         17,362,000                 19,615,000
                                                                                         ----------                 ----------
Gross profit                                                                              4,488,000                  4,963,000
Other expenses                                                                            3,707,000                  5,122,000
                                                                                         ----------                 -----------
Net income (loss)                                                                       $   781,000                $  (159,000)
                                                                                         ==========                 ===========
Net income (loss) per common and common equivalent share                                $       .10                $      (.02)
                                                                                         ==========                 ===========
Weighted average common and common equivalent shares outstanding                          7,565,000                  7,690,000
                                                                                         ==========                 ===========

     On April 9, 1997, the Company acquired all of the issued and outstanding stock of closely held K.A.M. Physical Therapy Services Corp. (K.A.M.), an Iowa-based provider of rehabilitative services. The purchase agreement contained a noncompete provision which covers a period of seven years and prohibits one of the former owners from directly or indirectly competing with the Company. In connection with the acquisition of K.A.M., the Company issued 78,911 shares of common stock valued at $200,000 and cash consideration of $200,000. In connection with the acquisition, assets purchased and liabilities assumed, common stock issued and cash consideration paid were as follows:

   Assets acquired:
      Cash                                                    $   3,175
      Accounts receivable                                        24,964
      Property                                                   30,110
      Noncompete agreement                                      125,000
      Excess of purchase price over net assets acquired         343,233
                                                                -------
                                                                526,482
   Liabilities assumed:
      Accounts payable                                           74,517
      Accrued expenses                                           51,965
                                                                -------
                                                                126,482

   Common stock issued                                          200,000
                                                                -------
   Cash consideration paid                                    $ 200,000
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

     The purchase agreement also required the Company to enter into a five year employment agreement with, and issue stock options to, a key employee of K.A.M.

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

     On May 16, 1997, the Company acquired all of the issued and outstanding stock of closely held Duffy and Associates Physical Therapy Corp. (Duffy and Associates) of Des Moines, Iowa. Duffy and Associates provides outpatient physical therapy, sports medicine, and occupational health services at two clinics, one in Des Moines and one in Ankeny, Iowa. It also contracts with area hospitals and corporations and provides services to Ankeny high school athletic teams. In connection with the acquisition, the Company issued 50,000 shares of common stock valued at $143,750 and cash consideration of $300,000. In connection with the acquisition, assets purchased and liabilities assumed, common stock issued and cash consideration paid were as follows:

   Assets acquired:
      Accounts receivable                                         $ 211,428
      Property                                                      168,500
      Prepaid expenses and other                                      2,280
      Noncompete agreement                                           30,000
      Excess of purchase price over net assets acquired             266,237
                                                                    -------
                                                                    678,445
   Liabilities assumed:
      Accounts payable                                              101,421
      Notes payable                                                  70,000
      Accrued expenses                                               63,274
                                                                   --------
                                                                    234,695
   Common stock issued                                              143,750
                                                                    -------
   Cash consideration paid                                        $ 300,000
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

     The purchase agreement also required the Company to enter into a five year employment agreement with, and issue stock options to, a key employee of Duffy and Associates.

     This acquisition has been accounted for using the purchase method of accounting, and the excess of purchase price over net assets acquired is being amortized over 15 years using the straight-line method.

     In August 1997 the Company completed the acquisition, effective as of July 31, 1997, of all the issued and outstanding stock of Medlink Management Services, Inc., and Medlink Corporation (collectively Medlink), two closely held and related rehabilitation services companies based in Iowa. The purchase agreement contained a noncompete provision which covers a period of five years and prohibits the former owners from directly or indirectly competing with the company. In connection with the Medlink acquisition the Company issued 25,000 shares of common stock valued at $71,875 and cash consideration of $425,000 (subject to adjustment). In connection with the acquisition, assets purchased and liabilities assumed, common stock issued and cash consideration paid were as follows:

   Assets acquired:
      Cash                                                       $  5,417
      Accounts receivable                                         300,776
      Property                                                     94,518
      Prepaid expenses and other                                   23,282
      Noncompete agreement                                         47,000
      Excess of purchase price over net assets acquired           249,451
                                                                  -------
                                                                  720,444
   Liabilities assumed
      Accrued expenses                                            138,963
      Notes payable                                                84,606
                                                                  -------
                                                                  223,569
   Common stock issued                                             71,875
                                                                  -------
   Cash consideration paid                                       $425,000
                                                                  =======

     The purchase agreement requires the Company to make annual payments up to 35% of net income from operations, as defined, for each of the five fiscal years ending July 31, 1998 through 2002. The annual payment if any, is due in a combination of 33% cash and 67% in the Company's common stock valued at $3.50 per share.

     The purchase agreement also required the Company to enter into a five year employment agreements with, and issue stock options to, certain key employees of Medlink.

     This acquisition has been accounted for using the purchase method of accounting and the excess of purchase price over net assets acquired is being amortized over 15 years using the straight-line method.

     Dispositions of Under-performing Physical Therapy Clinics -In January 1997, the Company sold one physical therapy clinic located in San Diego, California, and three clinics in Delaware. In May 1997, the Company sold seven clinics in Orange County, Sacramento and North Tahoe, California. These clinics accounted for revenues of approximately $4,146,000 in 1996. At closing, the Company received $1,222,500 and notes receivable totaling $445,000. The notes receivables have interest rates of 6% to 7% and require annual or quarterly principal payments. The notes receivables are recorded in Other Assets, except for the current portion of such notes, which are included in Prepaid Expenses and Other. One of the acquiring companies also assumed the Company's non-interest bearing note payable requiring total future payment of $330,000. The Company recorded a gain in the second quarter of approximately $452,000 on the sales of the California clinics. In the third quarter, the Company recorded a loss of approximately $471,000 in connection with retained accounts receivable of these clinics.

NOTE 3.    OTHER ASSETS

     At September 30, 1997, other assets include $204,00 of costs incurred in connection with a private placement debt-offering. These costs will be amortized using the effective interest rate method from the date of issuance to maturity of the private placement debt. In the event the private placement is not completed, these costs will be expensed.

NOTE 4.    DEBT

     In February 1997, the Company's term loan and credit agreement was amended and restated (the Amended Agreement) to enable the Company to pursue expansion of its rehabilitative healthcare business. The Amended Agreement increased the term note to $2.5 million, subject to certain conditions, and extended the due dates of the term loan and the $1.5 million revolving line of credit to January 31, 2000. In May 1997 the term note was further increased to $2.85 million. In August 1997 the term note was further increased to $3.275 million. At September 30, 1997, the Company has borrowings of $3.275 million under the term loan. The term note is due in eight quarterly installments of $100,000, beginning January 31, 1998, and a final payment of $2.475 million on January 31, 2000. Interest on outstanding term loan borrowings is payable monthly and is computed at the prime rate plus 6%. Revolving line of credit borrowings are limited based on eligible borrowings, as defined. Interest on outstanding revolving line of credit borrowings is payable monthly and is computed at the prime rate plus 2%.
Borrowings under the Amended Agreement are secured by substantially all the Company's assets and personally guaranteed by the Company's president. The agreement contains various restrictive covenants relating to quarterly minimum levels of net worth and net income, limitations on additional indebtedness and capital expenditures, prohibition on dividend payments, and other matters. At September 30, 1997, the Company was not in compliance with certain covenants. The Company has discussed these defaults with the financial institution and expects that such defaults as of September 30, 1997 will be waived.

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

     On April 7, 1997, the Company paid the outstanding balance of $15,000 and terminated on the unsecured revolving line of credit.

     On April 15, 1997, the Company entered into a $319,000 note payable. The note requires monthly payments of $7,223 including interest at 12.77% through April 2002. The note is secured by various pieces of exercise equipment.

     On August 15, 1997, the Company entered into a $250,000 note payable. The note requires monthly payments of $11,594 including interest at 10.5% through August 1999. The note is secured by various pieces of computer and exercise equipment and software, and is personally guaranteed by the Company's president.

     On August 26, 1997, the Company entered into a $500,000 subordinated note payable with a related party. The note issued bears interest at 12%, and is due November 24, 1997. The Company also issued a five-year warrant to purchase 20,000 shares of common stock at $3.00 per share in connection with the note. If the Company elects not to repay the note upon maturity, it is required to issue an additional warrant to purchase 2,500 shares of common stock at $3.00 per share, and to issue an additional warrant to purchase 2,500 shares of common stock at $3.00 per share for each 60-day period thereafter that the note remains unpaid. The number of warrant shares and exercise price are also subject to adjustment to equal any more favorable warrant terms that may be granted to an unsecured subordinated lender in a future private placement debt-offering.

     During the nine months ended September 30, 1997, the holders of three convertible subordinated promissory notes with face values of $300,000 due December 1, 1998 converted their notes and accrued interest of $14,756 into 130,358 shares of the Company's common stock.

NOTE 5.   STOCKHOLDERS' EQUITY

     On January 30, 1997, the Company issued 292,829 shares of common stock to the sellers of Fitness Systems as a portion of the consideration, contractually agreed upon , pursuant to the Stock Purchase Agreement dated March 24, 1995, which required that the aggregate value of the stock consideration issued equal $1,200,000.

     During the nine months ended September 30, 1997, the Company issued 30,000 shares of common stock in return for services provided. The value of the common stock issued, $75,000, was based on the market value of the Company's common stock.

     During the nine months ended September 30, 1997, the Company received proceeds of $276,500 when the holders of stock options or warrants exercised their right to purchase a total of 299,800 shares of common stock at prices ranging from $.65 to $2.28 per share. The Company also issued 16,412 shares of common stock in connection with the Company's employee stock purchase plan.

NOTE 6.  LEGAL PROCEEDINGS

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

     The Company believes that the outcome of the foregoing claim will not have a material adverse effect of its financial position, results of operation or cash flows. The Company is also involved in various other claims and lawsuits incident to the operations of its business, including claims arising from accidents of from the negligent provision of physical therapy services. The Company believes that their outcome will not have a material adverse effect on its financial condition, results of operations or cash flows.

NOTE 7. INCOME TAXES

     The provision for income taxes for the nine months ended September 30, 1996 has been offset by a reduction in the valuation allowance for deferred taxes.

     During the nine months ended September 30, 1997 the Company recorded income tax expense of $26,000 despite having a loss before income taxes primarily due to a portion of goodwill amortization expense not being deductible for tax purposes which has been partially offset by a reduction in the valuation allowance.

NOTE 8.   NET INCOME (LOSS) PER SHARE

     Net income (loss) per share of common and common equivalent was computed by dividing net income (loss) by the weighted average number of shares of common and common equivalent shares outstanding during each period.

     The weighted average number of common and common equivalent shares for the three and nine months ended September 30, 1997 does not include contingent shares, options, and warrants due to their antidilutive effect.

     For the three and nine months ended September 30, 1996, these amounts includes 257,143 contingent shares, assumed to be issued to the Sellers of Fitness Systems. The Company contractually agreed with the Sellers of Fitness Systems that if the average closing sale price of the Company's common stock during the fourth calendar quarter of 1996 did not reach at least $6.00 per share, the Company was obligated to issue sufficient additional shares of stock so that the aggregate value of the stock consideration equals $1,200,000 based on the same three month average price calculation. Options and warrants were not included as common stock equivalents for the three or nine months ended September 30, 1996 due to their antidilutive effect.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, information derived from the consolidated statements of operations of the Company:

                                                                           For The Three Months
                                                                            Ended September 30,
                                                       -----------------------------------------------------------------
                                                             1996                                1997
                                                             ----                                ----
REVENUES:
      Preventive healthcare                             $ 5,210,000       75.8%              $ 6,047,000            73.3%
      Rehabilitative healthcare                           1,661,000       24.2                 2,203,000            26.7
                                                          ---------     ------                 ---------          ------
       Total revenues                                     6,871,000      100.0                 8,250,000           100.0
COST OF REVENUES                                          5,449,000       79.3                 6,488,000            78.6
                                                          ---------     ------                 ---------          ------
GROSS PROFIT                                              1,422,000       20.7                 1,762,000            21.4
OPERATING EXPENSES                                        1,139,000       16.6                 2,355,000            28.6
                                                          ---------     ------                 ---------          ------
OPERATING INCOME (LOSS):
      Preventive healthcare                                 686,000                              469,000
      Rehabilitative healthcare                             115,000                              252,000
      Corporate                                            (518,000)                            (844,000)
      Loss on disposition of California clinics                  --                             (470,000)
                                                          ---------                            ---------
      Total operating income (loss)                         283,000        4.1                  (593,000)           (7.2)
OTHER (EXPENSES) INCOME, NET                              (  21,000)      (0.3)                 (225,000)           (2.7)
                                                          ---------     ------                 ---------           -----
                                                            262,000        3.8                  (818,000)           (9.9)
INCOME TAX BENEFIT (EXPENSE)                                     --          -                   153,000             1.8
                                                          ---------     ------                 ---------           -----
NET INCOME (LOSS)                                       $   262,000        3.8%               $( 665,000)           (8.1)%
                                                          =========     ======                 =========           ======

                                                                           For The Nine Months
                                                                            Ended September 30,
                                                       -----------------------------------------------------------------
                                                             1996                                1997
                                                             ----                                ----
REVENUES:
      Preventive healthcare                            $15,755,000        76.0%                $18,102,000          74.3%
      Rehabilitative healthcare                          4,988,000        24.0                   6,264,000          25.7
                                                        ----------      ------                  ----------        ------
       Total revenues                                   20,743,000       100.0                  24,366,000         100.0
COST OF REVENUES                                        16,369,000        78.9                  19,504,000          80.0
                                                        ----------      ------                  ----------        ------
GROSS PROFIT                                             4,374,000        21.1                   4,862,000          20.0
OPERATING EXPENSES                                       3,387,000        16.3                   4,524,000          18.6
                                                        ----------      ------                  ----------        ------
OPERATING INCOME (LOSS):
      Preventive healthcare                              1,727,000                               1,881,000
      Rehabilitative healthcare                            650,000                                 358,000
      Corporate                                         (1,390,000)                             (1,883,000)
      Loss on disposition of California clinics                 --                                 (18,000)
                                                        ----------                              ----------
      Total operating income                               987,000         4.8                     338,000           1.4
OTHER (EXPENSES) INCOME, NET                              (212,000)       (1.1)                   (502,000)         (2.1)
                                                        ----------      ------                  ----------        ------
                                                           775,000         3.7                    (164,000)         (0.7)
INCOME TAX BENEFIT (EXPENSE)                                    --           -                     (26,000)         (0.1)
                                                        ----------      ------                  ----------        ------
NET INCOME (LOSS)                                      $   775,000         3.7%                $  (190,000)         (0.8)%
                                                        ==========      ======                  ==========        ======

     General. The Company is engaged in two principal lines of business: (i) preventive healthcare and (ii) rehabilitative health care. Preventive healthcare includes the development, marketing and management of corporate and hospital-based fitness centers and the sale and servicing of fitness equipment. Rehabilitative healthcare relates to the operation of physical therapy clinics that provide a full range of rehabilitative services, provides occupational health (injury prevention and work-injury management consulting services) and a network of independent physical therapy clinics.

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

     The Company  incurs costs at three levels:  (i) revenue  generating  sites;
(ii) regional  sites that work closely with the revenue  generating  sites;  and
(iii) general corporate costs. Management views the operational expenses of the regional sites to be an integral component of the revenue generating sites.
Therefore,  the  discussion  that  follows is of revenues and  operating  income
(loss).

     Revenues. Revenues increased $1,379,000 or 20.1% to $8,250,000 for the three months ended September 30, 1997 from $6,871,000 for the same period ended September 30, 1996. Revenues increased $3,623,000 or 17.5% to $24,366,000 for the nine months ended September 30, 1997 from $20,743,000 for the same period ended September 30, 1996.

     Preventive healthcare revenues increased $837,000 and $2,347,000 for the three and nine month periods ended September 30, 1997 compared to the same periods in 1996. The increases were primarily due to the annualized effect of adding a net of four corporate fitness center management contracts and the increase in sales of fitness equipment and service of $302,000 and $908,000 for the three and nine month periods ended September 30, 1997.

     Rehabilitative healthcare revenues increased by $542,000 and $1,276,000 for the three and nine month periods ended September 30, 1997 compared to the same period in 1996. The increases were primarily due to the acquisition of The Preferred Companies in December 1996, the Isernhagen Companies in February 1997, K.A.M. in April 1997, Duffy & Associates in May 1997 and Medlink in August 1997, and the increase in the number of patient visits at several clinics, partially offset by the sale of four under-performing clinics in January 1997 and seven under-performing clinics in May 1997. The eleven clinics sold had revenues of $1,236,000 for the nine month period ended September 30, 1997; and revenues of $992,000 and $2,942,000 for the three and nine months ended September 30, 1996. The newly acquired clinics and clinic networks had revenues of $1,158,000 and $2,372,000 for the three and nine month periods ended September 30, 1997.

     Operating Income (Loss). Operating income decreased $876,000 to a loss of ($593,000) for the three months ended September 30, 1997 from $283,000 for the same period in 1996. Operating income decreased by $649,000 to $338,000 for the nine months ended September 30, 1997 from $987,000 for the same period in 1996. Losses associated with the disposition of the California clinics accounted for $470,000 and $18,000 of this decrease for the three and nine months ended September 30, 1997. The remaining decrease in operating income for the three months ended September 30, 1997 was due to a decrease in operating income for preventive healthcare of $217,000 and an increase in corporate costs of $326,000 partially offset by an increase in operating income for rehabilitative healthcare of $137,000. The remaining decrease in operating income for the nine months ended September 30, 1997 was due to a decrease in operating income for rehabilitative healthcare of $292,000, an increase in corporate costs of $493,000, partially offset by an increase in operating income for preventive health care of $154,000.

     The decrease in operating income for the three and nine month periods ended September 30, 1997 is due to an increase in regional salaries and support for rehabilitative healthcare, an increase in regional support for preventive healthcare, and an increase in corporate salaries and support. The increase in operating costs was related to the Company's growth strategy which has required expanded services and support, increased personnel and expanded operational and financial systems.

     Other Expense. Other expenses is comprised of interest expense and other income. Interest expense increased $182,000 to $209,000 for the three months ended September 30, 1997 from $27,000 for the same period in 1996, and increased $286,000 to $509,000 for the nine months ended September 30, 1997 from $223,000 for the same period in 1996. The increase in interest expense was due to the higher average borrowings and interest rates in 1997 when compared to 1996.

     Income Taxes. Income taxes were calculated based on management's estimate of the Company's effective tax rate. The provision for income taxes for the nine months ended September 30, 1996 was offset by a reduction in the valuation allowance for deferred taxes. The Company recorded a provision for income tax for the nine months ended September 30, 1997 despite having a loss before income taxes primarily due to a portion of goodwill amortization expense not being deductible for tax purposes which has been partially offset by a reduction in the valuation allowance.

     Net Income (Loss). The Company's net income decreased $927,000 to a loss of ($665,000) or ($.08) per share for the three months ended September 30, 1997 from $262,000 or $.04 per share for the same period in 1996. For the nine months ended September 30, 1997, the Company's net income decreased $965,000 to a loss of ($190,000) or ($.02) per share from $775,000 or $.11 per share for the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had a working capital deficit of $2,086,000 at December 31, 1996 and a working capital deficit of $1,422,000 as of September 30, 1997. The change was primarily due to the decrease in accounts and notes payable and the increases in accounts and notes receivable and inventories, which are partially offset by the increases in checks written in excess of bank balances. Notes payable at September 30, 1997 included $1,075,000 on its $1,500,000 existing line of credit. The Company's principal sources of liquidity at September 30, 1997 included trade accounts and notes receivable of $5,286,000, net of allowance for doubtful accounts which was increased in the third quarter primarily with respect to trade accounts receivable of the Company's previously sold California physical therapy clinic operations.

     In February 1997, the Company entered into a Second Amended and Restated Credit and Security Agreement which provides for a line of credit of up to $1,500,000 at the prime rate plus 2% and a $2,500,000 term loan at the prime rate plus 6%. The amount of the term loan was increased to $2,850,000 in May 1997, and further increased to $3,275,000 in August 1997. To fund operations at current levels, management has implemented plans to extend payment terms of existing obligations, obtain additional debt and/or equity financing and to generate cash flow from operating activities. However, to finance planned infrastructure development and the acquisition of free-standing physical therapy clinics in the rehabilitative business segment, the Company will require additional financing.

     In February 1997, the Company paid $1,000,000 of cash and issued $250,000 of subordinated convertible promissory notes in connection with the Company's acquisition of the Isernhagen Companies. The cash for such acquisitions was provided by the Company's bank term loan.

     In April 1997, the Company paid $200,000 of cash and issued 78,911 shares of the Company's common stock in connection with the Company's acquisition of K.A.M. The cash for such acquisition was provided by the Company's bank term loan.

     In May 1997, the Company paid $300,000 of cash and issued 50,000 shares of the Company's common stock in connection with the Company's acquisition of Duffy and Associates. The cash for such acquisition was provided by the Company's bank term loan.

     In August 1997, the Company paid $425,000 of cash and issued 25,000 shares of the Company's common stock in connection with the Company's acquisition of Medlink. The cash for such acquisition was provided by the Company's bank term loan.

     On August 26, 1997, the Company borrowed $500,000 from Brightbridge Fund I, L.P. ("Brightbridge"), a limited partnership of which Brightstone Capital Limited LLC ("Brightstone") is the general partner and a 20% limited partner. Brightstone is owned 50% by Jim Bernards and 50% by George Kline, each a director of the Company. The loan bears interest at 12% per annum and is due on the earlier of (i) November 24, 1997, or (ii) three business days after the closing of any private or public offering(s) of unsecured subordinated debt or equity securities of the Company resulting in cumulative aggregate proceeds to the Company of at least $4,000,000 (an "Offering"). Brightbridge received five-year warrants to purchase 20,000 shares of Company common stock at an exercise price of $3.00 per share, subject to increase by 2,500 shares if the bridge loan is not paid when due, and an additional 2,500 shares for each 60-day period thereafter that the bridge loan remains unpaid. The number of warrant shares and exercise price are also subject to adjustment to equal any more favorable warrant terms that may be granted to an unsecured subordinated lender in an Offering.

     Sources of capital to meet future obligations in the fourth quarter of 1997 and the first nine months of 1998 are anticipated to be cash provided by operations and additional debt and/or equity financing. There is no assurance that such additional debt and/or equity financing will be available to the Company. In order to conserve capital resources, the Company's policy is to lease its physical facilities. The Company does not believe that inflation has had a significant impact of the results of its operations.

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

OUTLOOK

     The Company's strategy is to continue to expand its rehabilitative healthcare operations through acquisitions and to improve profitability of the physical therapy clinics acquired through the consolidation of the clinics' operating expenses. The Company intends to focus its acquisitions on physical therapy clinics primarily located in secondary markets in the Midwest. Management anticipates that the purchase prices paid for future acquisitions will be similar to the prices paid to date and payment terms may be a combination of cash, notes payable, and shares of the Company's common stock, with a portion of the purchase price to be paid at closing and, where appropriate, a portion contingent upon achievement of earnout arrangements. It is anticipated that funds required for future acquisitions and the integration of acquired businesses with the Company will be provided from operating cash flow and the proceeds from future debt and/or equity financings. Future equity financings, if any, may result in dilution to holders of the Company's common stock. However, there can be no assurance that suitable acquisition candidates will be identified by the Company in the future, that suitable financing for any such acquisitions can be obtained by the Company, or that any such acquisitions will occur.

     Preventive healthcare revenues are expected to increase as new contracts are added. Preventative healthcare operating income, as a percentage of revenues, is expected to remain generally consistent with that experienced for the year ended December 31, 1996.

     Rehabilitative healthcare revenues are expected to increase as a result of introducing additional physical therapy work sites at additional corporate fitness centers, increasing the number of physical therapists at existing clinics, and potential acquisitions of free-standing physical therapy clinics. See "Liquidity and Capital Resources." In January and May 1997, the Company sold eight physical therapy clinics located in California and three clinics located in Delaware. These clinics accounted for revenues of $4,146,000 in 1996. The Company anticipated that this loss of revenue would be offset by the Company's acquisition of The Preferred Companies in December 1996, the Isernhagen Companies in February 1997, K.A.M. in April 1997, Duffy & Associates in May 1997, Medlink in July 1997 and other planned physical therapy acquisitions in the fourth quarter of 1997, however the Company is behind schedule on its planned acquisitions due to delays in obtaining financing. Rehabilitative healthcare operating income as a percentage of revenues is expected to increase as a result of the Company's investment in operational systems streamlining the billing and marketing functions of the companies acquired to date. However, the Company is experiencing a time lag in achieving these anticipated operational efficiencies. Corporate expenses, as a percentage of revenues, are anticipated to be consistent with 1996 levels.

     The foregoing financial statement notes and Management's Discussion and Analysis of Financial Condition and Results of Operation contain numerous forward-looking statements that involve a number of risks and uncertainties. Factors that could cause actual results to differ materially from such forward-looking statements include but are not limited to the following:

     Sufficiency of working capital

     At September 30, 1997, the Company had negative working capital of $1,422,000. The Company's ability to fund its working capital requirements in the future is materially dependent upon its ability to generate cash flow from its existing and future management contracts, equipment sales, consulting fees, fees generated from its work site and free-standing physical therapy operations and future debt and/or equity financings. Future potential acquisitions, and the costs associated with the successful integration of such acquisitions, could adversely affect Company cash flows from operating activities. In addition, the Company materially relies on third party reimbursement for its physical therapy services. If such third party payors defer or delay payment for any reason, the Company's cash flows would be materially adversely affected. Historically, the Company has experienced excessive account receivable aging from certain of its physical therapy clinics. The Company attributes the majority of such receivables to be the result of the poor performance of the clinics it sold in 1997. If the Company's existing operations would require more capital than currently anticipated, or if revenues or expenses are greater than what are currently anticipated, the Company may need additional financing in order to maintain its operations and implement its physical therapy acquisition strategy. Such sources of additional financing could include, but may not be limited to, sales of the Company's debt or equity securities. No assurance can be given that the Company will be able to secure any such financing when needed, or that such financing, if obtained, would be on terms favorable or acceptable to the Company.

     Dependence  upon  successful  execution  of  acquisition  strategy;   risks
associated with integration of free-standing physical therapy clinics.

     A major element of the Company's business strategy is to acquire free-standing outpatient physical therapy clinics primarily in secondary markets throughout the Midwest. Acquisitions have constituted, and the Company expects them to constitute in the future, a significant portion of the Company's growth. Since December 1991 to September 30, 1997, the Company has grown from owning and operating one physical therapy clinic to owning and operating 13 free-standing clinics and 13 worksite physical therapy clinics. No assurance can be given as to whether, when or on what terms, any possible acquisitions of free-standing clinics may be completed, if at all.

     The Company believes that competition for acquisitions will increase as consolidation of the outpatient rehabilitation industry continues. Many of the companies actively seeking such acquisitions are well established and have substantially greater resources than the Company. Such interest may lead to increased competition for attractive acquisition candidates. Accordingly, there can be no assurance that existing outpatient rehabilitation clinics will continue to be available to the Company in the secondary markets in the Midwest on terms and conditions favorable or acceptable to the Company, or at all. The failure of the Company to be able to successfully locate, negotiate, close and integrate such free-standing physical therapy acquisitions would adversely affect the Company's future growth potential. In addition, the Company's ability to secure the necessary financing to acquire such physical therapy clinics on terms and conditions favorable to the Company will impact the Company's ability to successfully execute its acquisition strategy. Federal and state laws may prohibit or restrict the use by the Company of its securities as consideration for the acquisition of clinics from referral sources or otherwise prohibit or restrict the Company's ability to make acquisitions. Such prohibitions and restrictions could restrict the Company's ability to make acquisitions, which would adversely affect the Company's growth potential, financial condition, results of operations and cash flows.

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

     Material dependence on referrals.

     Although not the Company's primary strategy, the Company has acquired in the past (and may acquire in the future) certain clinics from healthcare professionals (such as physicians) who are the primary patient referral source for such clinics. Under current and proposed federal and state legislation, depending on the type of consideration paid by the Company and the nature of any other financial relationships between the sellers, the seller and other referral sources may be prohibited from referring patients to the clinic. In connection with the acquisition of clinics from physicians in particular, the Company typically enters into noncompetition agreements with the sellers for approximately 60 months (although such sellers are not restricted from referring patients to other clinics). There can be no assurance, however, that such contracts would be enforced according to their terms and conditions and that the sellers would not begin competing with the Company.

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

In addition, the Company could be required to obtain licenses from certain governmental authorities in order to participate in such capitated programs. The Company does not currently have a license from any governmental a authority to offer such programs, and there can be no assurance that the Company would be able to secure any such licenses when and if sought by the Company. Moreover, in order to effectively manage such capitated contracts, the Company may need to acquire and implement additional operational and informational systems.

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

     The Company's operations are also dependent upon attracting and retaining highly-qualified physical therapists. Although, to date, the Company has not experienced significant difficulty in attracting and retaining qualified physical therapists, it is generally accepted that the demand for physical therapists exceeds the available supply. As the Company's operations expand, the Company could experience difficulty recruiting and maintaining adequate staff. Most of the Company's competitors are larger and have greater financial resources, which may provide such competitors with an advantage in attracting and retaining physical therapists. In addition, the Company's ability to attract and retain physical therapists may be limited as the Company's ability to increase its fees to cover such additional costs is restricted by the cost containment pressures on healthcare providers. The inability to attract therapists without substantially increasing their compensation could interfere with the Company's business plans and adversely affect its results of operations and cash flows.

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

     Under current Medicare standards, a facility certified as an "independent practice" is subject to a $900 per capita limit in connection with the provision of physical therapy services. In contrast, physical therapy sites or facilities certified as "rehabilitation agencies" are not subject to such $900 per capita reimbursement limitation. As a result, management views the change in certification from an "independent practice" to a "rehabilitation agency" as an important factor, despite the fact that only approximately 8% of the Company's rehabilitation revenues are derived from Medicare or Medicaid. Management believes a certain non-quantifiable stigma may apply to those "independent practices" that have not yet, or do not in the future, convert to such "rehabilitation agencies." As of September 30, 1997, five of the Company's 13 free-standing physical therapy clinics had been certified as "rehabilitation agencies." For five of the Company's free-standing physical therapy sites, "rehabilitation agency" status is not applicable due to the nature of their hospital contract business and the remaining three sites are currently in the certification process. No assurance can be given that all or any portion to the Company's future free-standing physical therapy clinics can or will be converted to such "rehabilitation agency" status, nor can any assurance be given that the failure to achieve such status will not have a material adverse effect on the Company's rehabilitation business.

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

     Possible de-listing from Nasdaq SmallCap Market(sm) ("SmallCap Market")

     In August 1997, the Securities and Exchange Commission ("SEC") approved enhanced listing and maintenance requirements for companies listing their securities on the Nasdaq SmallCap Market and the Nasdaq National Market(R). The enhanced maintenance requirements for listing the Company's securities on the SmallCap Market include a requirement that the Company have either (1) net tangible assets of at least $2 million, (2) $500,000 of net income in the most recent fiscal year or in two of the last three fiscal years, or (3) a market capitalization of at least $35 million. Nasdaq companies have until February 1998 to comply with the new listing requirements. The Company does not have net tangible assets of $2 million nor a market capitalization of $35 million. Moreover, unless the Company earns net income of at least $500,000 in fiscal 1997, it will also fail to meet the net income requirement. If the Company fails to meet such requirements by February 1998, the Company's securities could be de-listed from the SmallCap Market. In such event, trading, if any, in the Company's common stock would thereafter be conducted in the over-the-counter markets or in the so called "pink sheets" or the Nasdaq's electronic bulletin board. Consequently, the liquidity of the Company's securities could be impaired, not only in the number of securities which could be bought or sold, but also through delays and timing of transactions, reductions in security analysts' and the news media's coverage of the Company, and possibly, lower prices for the Company's securities than might otherwise be attained.

     Possible dilution and depressive effect on price of the Company's common stock from common stock issued in connection with physical therapy acquisitions.

     In connection with the Company's strategy to acquire and integrate free-standing physical therapy clinic operations, the Company intends to issue shares of its common stock, as well as grant certain earnout provisions that may include the future issuance of the Company's common stock. Although the aggregate number of such shares to be issued in connection with existing and future physical therapy acquisitions is not currently ascertainable by the Company, such issuances may be material in the aggregate. Such issuances of the Company's common stock in connection with free-standing physical therapy acquisitions may be dilutive to existing shareholders of the Company and sales of such securities into the public market could have a depressive effect on the price of the Company's common stock. No assurance can be given that such future issuances of the Company's securities in connection with future physical therapy acquisitions will not have a materially dilutive effect on existing Company shareholders, nor that sales of shares issued in such acquisitions will not materially adversely affect the price of the Company's common stock.

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

     Certain of the affirmative and negative covenants imposed upon the Company by its senior secured lender, and senior secured lending facility, restrict the Company's ability to incur additional senior and subordinated debt. Furthermore, upon certain events of default, such senior secured lender is entitled to demand immediate repayment of their outstanding loans. In such circumstances, the Company may not be able to access other sources of capital, on a timely basis, or on terms and conditions favorable to the Company, or at all, with sufficient speed or sufficient size to avoid the Company's senior secured lender from taking material adverse action against the Company and its collateral.

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

     At September 30, 1997, the Company had outstanding 8,096,603 shares of common stock. Upon the exercise of all outstanding Company stock options and stock purchase warrants (not including the shares issuable under any contingent grants, earnout agreements or any future acquisition), there would then be outstanding 10,619,266 shares of Company common stock outstanding. The exercise and sale of such outstanding stock options and stock purchase warrants and sale of stock acquired thereby may have a material adverse effect on the price of the Company's common stock. In addition, the exercise and sale of such Company's common stock could occur at a time when the Company would otherwise be able to obtain additional equity capital on terms and conditions more favorable to the Company.

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

Item 2. Changes in Securities

     During the quarter ended September 30, 1997, the Company sold the following shares of Common Stock without registration under the Securities Act:


                                                                                                  Exemption Relied
    Date          Amount                    Purchasers                     Price Per Share              Upon
    ----          ------                    ----------                     ---------------        ----------------
   7/1/97         28,000     Business broker-payment of commissions             $2.50            Section 4(2)

   7/10/97        13,120     Warrant holder-stock issued upon exercise          $1.50            Sections 3(a)(a);4(2)

   7/28/97        25,000     Sellers of acquired business                        N/A             Section 4(2)

   7/29/97        13,120     Warrant holder-stock issued upon exercise          $1.50            Section 4(2)

   8/7/97          8,400     Warrant holders-stock issued upon exercise         $1.50            Sections 3(a)(a);4(2)

   8/13/97        42,960     Warrant holder-stock issued upon exercise          $1.50            Sections 3(a)(a);4(2)

   8/22/97         5,040     Warrant holder-stock issued upon exercise          $1.50            Sections 3(a)(a);4(2)

   9/30/97        39,094     Convertible note holder-stock issued               $2.73            Section 4(2)
                             upon conversion




     During the quarter ended September 30, 1997, the Company issued the following options, warrants, or other equity securities in consideration of services rendered or to be rendered or loans made to the Company, without registration under the Securities Act:


                                                                                        Exercise               Exemption
    Date          Amount               Type                   Purchasers            Price Per Share            Relied Upon
    ----          ------               ----                   ----------            ---------------            -----------
   7/31/97         16,668             Option                   Employee                  $4.00                 Section 4(2)
   7/31/97          4,166             Option                   Employee                  $4.00                 Section 4(2)
   7/31/97          4,166             Option                   Employee                  $4.00                 Section 4(2)
   8/26/97         20,000            Warrant                 Bridge Lender               $3.00                 Section 4(2)


Item 3. Defaults Upon Senior Securities

        At September 30, 1997, the Company was not in compliance with the minimum net worth, maximum debt to net worth ratio, and minimum net income covenants of its Second Amended and Restated Credit and Security Agreement with Norwest Bank Minnesota, National Association. The Company has discussed these defaults with the bank and expects that such defaults as of September 30, 1997 will be waived.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        (a)      Exhibits

       **3.1   Articles of Incorporation, as amended, of the Company

        *3.2   Restated Bylaws of the Company

        *4.1   Specimen of Common Stock Certificate

        10.1 Bridge Loan Agreement dated August 26, 1997 between the Company and Brightbridge Fund I, L.P.

        10.2 Subordinated Unsecured Promissory Note dated August 26, 1997 by the Company to Brightbridge Fund I, L.P.

        10.3 Warrant dated August 26, 1997 issued by the Company to Brightbridge Fund I, L.P.

        10.4 Second Amendment to Second Amended and Restated Credit and Security Agreement dated August 6, 1997 by and between the Company and Norwest Bank Minnesota, National Association

        27     Financial Data Schedule (in electronic version only)
        -------------------------
         * Incorporated by reference to the Company's Registration Statement on Form SB-2, No. 33-83784C.
         ** Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997.

        (b) Reports on Form 8-K

         No Forms  8-K were  filed  by the  Company  during  the  quarter  ended
           September 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           HEALTH FITNESS CORPORATION


Dated:     November 14, 1997              By: /s/ Loren S. Brink
                                          Loren S. Brink
                                          Chairman, President and Chief
                                          Executive Officer


Dated:     November 14, 1997              By: /s/ Charles E. Bidwell
                                          Charles E. Bidwell
                                          Treasurer and Chief Financial Officer

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           EXHIBIT INDEX TO FORM 10-Q


Commission File No.:  0-25064
For the quarter ended
September 30, 1997

                           HEALTH FITNESS CORPORATION


Exhibit
Number         Description

**3.1          Articles of Incorporation, as amended, of the Company

 *3.2          Restated Bylaws of the Company

 *4.1          Specimen of Common Stock Certificate

 10.1 Bridge Loan Agreement dated August 26, 1997 between the Company and Brightbridge Fund I, L.P.

 10.2 Subordinated Unsecured Promissory Note dated August 26, 1997 by the Company to Brightbridge Fund I, L.P.

 10.3 Warrant dated August 26, 1997 issued by the Company to Brightbridge Fund I, L.P.

 10.4 Second Amendment to Second Amended and Restated Credit and Security Agreement dated August 6, 1997 by and between the Company and Norwest Bank Minnesota, National Association

 27            Financial Data Schedule (in electronic version only)
----------------------------
* Incorporated by reference to the Company's Registration Statement on Form SB-2, No. 33-83784C.

** Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997.