Form 10KSB
period 1997-12-31
HEALTH FITNESS PHYSICAL THERAPY INC
filed 1998-04-15
CIK 886432

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

               [x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                         Commission File Number: 0-25064

                           HEALTH FITNESS CORPORATION
        (Exact name of small business issuer as specified in its charter)

    Minnesota                                                    41-1580506
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

          3500 W. 80th Street, Suite 130, Bloomington, Minnesota, 55431
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (612) 831-6830

              Securities registered under Section 12(b) of the Act:
                                      None

Securities registered under Section 12(g)             Name of Exchange on Which
 of the Act:                                           Registered:
 Common Stock, $.01 par value                            Nasdaq SmallCap Market

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

     State issuer's revenues for its most recent fiscal year: $33,670,724

     As of March 31, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last quoted price at which such stock was sold on such date as reported by the Nasdaq SmallCap Market, was $18,338,111.

     As of March 31, 1998, 11,674,116 shares of the issuer's common stock, $.01 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Documents incorporated by reference pursuant to Rule 12b-23: Portions of the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Items 9, 10, 11 and 12 of Part III.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No  [X]

                                     PART I
ITEM 1.  DESCRIPTION OF BUSINESS

Development

     Health Fitness Corporation and its wholly-owned direct and indirect subsidiaries (collectively, the "Company") is engaged in two principal lines of business (segments): (i) preventive health care and (ii) rehabilitative health care. The Company's preventive health care business includes developing, marketing and managing corporate and hospital-based fitness centers and selling and servicing fitness and exercise equipment. The Company's rehabilitative health care business includes owning and operating physical therapy clinics; providing consulting, group buying, administrative, and marketing services to independent physical therapy clinics; selling written materials to independent physical therapy clinics; and providing occupational health consulting services to employers, insurers and others.

     The original predecessor business of the Company was founded by Loren S. Brink in April 1981 as Health Fitness Consultants, Inc., but was sold to its largest client, Abbott Northwestern Hospital, in November 1983. From 1983 through 1988, the Company was operated as a department of the hospital under Mr. Brink's management. In April 1988, Mr. Brink and two investors reacquired the business from Abbott Northwestern Hospital. The Company changed its name to Health Fitness Corporation in September 1988, to Health Fitness Physical Therapy, Inc. in August 1994, and back to Health Fitness Corporation in June 1997.

     The Company began to expand its fitness center management business beyond its facilities in Minneapolis, Minnesota in 1990. The Company acquired its first physical therapy clinic in 1991. The Company continued to grow through managing new corporate and hospital fitness centers and operating physical therapy clinics, as well as through acquisitions. By 1994 the Company's revenues were approximately $8 million.

     In April  1995,  the  Company  acquired  the stock of  Fitness  Systems,  a
California-based   operator  of  corporate  fitness  centers.  This  acquisition increased the number of fitness centers managed by the Company from 36 to 100.

     In January 1996, the Company acquired all of the assets and assumed the liabilities of Minneapolis-based Pro Source Fitness, Inc. ("Pro Source"), a supplier of fitness equipment and service. Pro Source also recently began to sell fitness related soft-goods such as shirts, hats and other items, often customized with client names and/or logos.

     In December 1996, the Company acquired the stock of The Preferred Companies, Inc., an operator of a national network of independent physical therapy clinics, and entered into employment agreements with the sellers. The Preferred Companies represents a network of independent physical therapy practices in connection with marketing to, and negotiating with, managed care companies, other third-party payors and corporations.

     In February 1997, the Company acquired substantially all of the assets of Isernhagen & Associates, Inc. and Isernhagen Ltd., and entered into employment agreements with Dennis and Susan Isernhagen. The Isernhagen business is engaged in providing comprehensive occupational health, work injury prevention, and rehabilitation programs and services.

     Since February 1997, the Company has acquired four additional physical therapy businesses located in Iowa and Nebraska.

     The Company's executive offices are located at 3500 W. 80th Street, Suite 130, Bloomington, Minnesota 55431 and its telephone number is (612) 831-6830.

Preventive Health Care Business

     Corporate  and  hospital-based  fitness  centers are  emerging as important components of the preventive health care industry. Many employers are undertaking fitness programs in an effort to reduce health care costs, increase employee productivity and assist employees in managing stress. In addition, fitness centers have become an important new source of revenue for hospitals by providing significant inpatient and outpatient services.

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

     The Company currently is under contract to manage 129 corporate and 10 hospital fitness centers located in 27 states, including Arkansas, California, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Massachusetts, Maryland, Michigan, Minnesota, Missouri, New Hampshire, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas, Virginia, Wisconsin and Washington D.C. The Company maintains fitness center management regional offices in California, Colorado, Connecticut, Delaware, Illinois, North Dakota, and Virginia.

     The Company's Pro Source equipment and soft-goods business complements the Company's fitness center management business by providing fitness equipment sales and service to fitness centers managed by the Company, and also complements the Company's physical therapy business by providing physical rehabilitation equipment used in physical therapy clinics owned and operated by the Company or belonging to the Company's network of independently owned physical therapy clinics. Pro Source also supplies various fitness-related soft-goods such as towels, shirts, hats, etc. which can be sold or given as incentives by clients to fitness center members. The Company hopes to utilize its contacts with fitness center clients and in the fitness and physical therapy industries generally to increase sales of products offered by Pro Source. Pro Source is the exclusive approved fitness equipment supplier to the International Health and Racquet Sports Association (IHRSA).

Rehabilitative Health Care Business

     The Company's rehabilitative health care business owns and operates physical therapy clinics; provides consulting, group buying and marketing services to a network of independent physical therapy clinics; authors and sells written materials to independent physical therapy clinics; and provides occupational health consulting services to employers, insurers and others.

     The Company's owned and operated physical therapy clinics provide facilities, equipment and staff to patients who require treatment for musculoskeletal (orthopedic) injuries or rehabilitation after surgery. Patients are generally referred by physicians or third party payors. The Company currently offers traditional physical therapy services along with "back school" (i.e. therapy designed to alleviate or reduce back injuries) and "work-hardening programs" (i.e. therapy designed to prepare an individual with serious or recurring injuries for a return to work). Physical therapy offered at the Company's clinics includes a combination of treatments including massage, exercise and aquatic therapy and the application of heat, cold, ultrasound and electrostimulation. The Company employs licensed physical therapists, assisted by aides and technicians, to provide physical therapy services to individuals with musculoskeletal (orthopedic) injuries.

     Unlike the fitness centers which it manages, the Company owns or leases the equipment used in its physical therapy clinics. The Company currently leases the space occupied by its physical therapy clinics. The Company currently owns and manages 15 physical therapy clinics located in Iowa, Nebraska and Minnesota, and also provides "on-site" physical therapy services at 12 fitness centers and work sites in California, Georgia and Kentucky.

     The Company's subsidiary, The Preferred Companies, negotiates managed care and other third-party payor contracts for a nationwide network of over 825 independent physical, occupational and speech therapy clinics throughout the United States. The Preferred Companies also provides consulting and group purchasing services to its network members. Network members generally pay a fixed annual fee.

     The Company's Isernhagen business is internationally recognized in the field of comprehensive occupational health and rehabilitative programs and services including injury prevention education, pre-employment screening, ergonomic analysis, risk control management, and "safe" early return to work programs.

     The Company has an agreement with Practice Management Consultants, Inc. ("PMC") pursuant to which PMC has designed and implemented information systems for the Company's rehabilitative health care business. The Company reimbursed PMC's expenses on a monthly basis through June 1997, and issued PMC a warrant to purchase 70,431 shares of the Company's common stock at $4.00 per share, exercisable upon delivery of certain system deliverables. Effective July 1, 1997, the PMC employees performing such systems design and implementation services became employees of the Company. Thomas H. Coplin, a one-half owner of PMC, serves as President of the Company's Rehabilitation division and Health Fitness Rehab, Inc. subsidiary.

     The Company also has an arrangement with PMC and its principals pursuant to which PMC and its principals establish criteria for potential physical therapy clinic acquisitions, conduct due diligence and evaluate potential acquisitions against such criteria, and negotiate the acquisition agreements for such acquisitions. The Company reimbursed PMC's expenses in connection therewith through June 1997, and since such date the Company has incurred such expenses directly. In addition, the Company pays one of the principals of PMC a three percent fee upon closing of such acquisitions. Finally, the Company's arrangement with PMC provides that Mr. Coplin and the other principal of PMC will each receive stock options and/or warrants to purchase Company common stock, the amount and/or value of which may be linked to the earnings of the Company's rehabilitative health care business or a portion thereof, but the amount of which have not been finally determined.

Competition

     The preventive health care industry is highly competitive. Several competitors providing fitness center management services have much greater financial resources, operational experience, marketing abilities and name recognition than the Company. The Company also competes on a regional level with numerous independent operators of one or two corporate fitness centers. At the present time, management of the Company does not believe that any significant, formal or organized competition exists for the staffing, managing and supervision of hospital fitness center facilities.

     The rehabilitative health care industry business is also highly competitive and subject to continual changes in the manner in which services are delivered and in which providers are selected. Several competitors providing physical therapy and rehabilitative services (such as NovaCare, Inc., Continental Med, HealthSouth, Caremark and National Rehab Centers) have greater financial resources, operational experience, marketing abilities and name recognition than the Company. In addition, independent therapists who operate single clinics throughout the United States provide significant competition to the Company on a local basis. The Company believes that its competitive position will benefit from the Company's management systems, distribution network and relationships with hospitals. However, there can be no assurance that the Company will be able to successfully compete with other physical therapy providers.

Proprietary Rights

     Except for certain copyrighted publications acquired by the Company in its acquisition of the Isernhagen business, the Company does not believe that there are any significant proprietary rights or interests of the Company that would present significant barriers to entry with respect to competitors in the marketplace or competition for the business and clients of either the Company's preventive health care business or rehabilitative health care business.

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

     Certain states in which the Company operates have laws that require facilities that employ health professionals and provide health related services to be licensed and, in some cases, to obtain certificates of need. Pursuant to certificate of need laws, the affected entity is required to prove to a state regulatory authority the need for and financial feasibility of certain expenditures related to such activities as the construction of new facilities or the commencement of new health care services. The Company believes that its businesses, as presently conducted, do not and will not require certificates of need or other approvals and licenses. There can be no assurance, however, that existing laws or regulations will not be interpreted or modified to require the Company to obtain such approvals or licenses and, if so, that such approvals or licenses could be obtained.

     Statutes and regulations affecting the fitness industry generally have been enacted or proposed to regulate the industry. Typically, these statutes and regulations prescribe certain forms and provisions of membership contracts, including provisions respecting the right of the member to cancel the contract within, in most cases, three business days after signing, require an escrow of funds received from pre-opening sales or the posting of a bond, or both, and establish maximum prices for membership contracts and limitations on the term of contracts. The Company believes that these statutes and regulations have little, if any, application to the Company since it does not sell membership contracts. The Company maintains internal review procedures intended to keep it in compliance and it believes that its activities are at all times in substantial compliance with all applicable statutes, rules and decisions.

     Management of the Company believes that there currently is no significant government regulation which materially limits the Company's ability to provide management and consulting services to its corporate and hospital-based clients. With increased state, federal and local regulation, no assurance can be given that any governmental statutes or regulations will not be proposed or adopted that would limit the Company's ability to compete in the marketplace successfully or at all.

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

Reimbursement

     The health care industry is presently undergoing significant changes in the delivery of and payment for health care services. Governmental payors, such as the Medicare and Medicaid programs, as well as private third-party payors, are responding to escalating health care costs by undertaking efforts to restrict significantly reimbursement rates for health care services, including physical therapy services. There can be no assurance that reimbursement for the Company's physical therapy services will remain at current levels or at levels that render expansion in this area economically attractive.

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

     Another approach of governmental and third-party payors has been to institute capitated programs. Under capitated programs, payors contract with providers for specific physical therapy services in return for set monthly prepaid fees per individual enrollee ("capitated" monthly fees). If the provider has accurately analyzed and negotiated its capitated monthly fees and the costs of providing services are less than the demand for treatment, the provider benefits from positive margins and cash flow resulting from the prepayment of the capitated monthly fees. To the extent that the actuarial analysis underlying the capitated fees are inaccurate and enrollees require more treatment than is anticipated, aggregate capitated fees may be insufficient to cover the costs of providing the enrollees with the services required. Although the Company would seek to negotiate stop-loss reinsurance to contractually shift the risk of financial exposure beyond certain limits to an insurance carrier in the event it determined to participate in a material capitated program, there can be no assurance that it will be able to obtain adequate stop-loss reinsurance. In addition, the Company may be required to obtain licenses from governmental authorities to be able to offer physical therapy services on a capitated basis. The Company does not currently have a license from any government authority to offer such programs, and there can be no assurance that the Company will be able to obtain such licenses when and if sought.

     The Company currently does not provide any physical therapy services under capitated contracts. In order to effectively manage capitated contracts, the Company would need to acquire additional operational and information systems. The Company does not have any previous experience in managing capitated contracts and there can be no assurance that the Company could successfully negotiate and implement capitated contracts or that such contracts would be profitable.

Health Care Reform

     In response to continuing health care cost increases and the lack of health care coverage for a significant portion of the American population, the federal and many state governments have adopted or are considering legislation that is intended to reform or restructure the health care delivery system significantly. Because new proposals are introduced quite frequently, the nature and scope of these reform efforts cannot be accurately predicted. While there are many different proposals under consideration, many of these reforms contemplate mandated health care coverage through employer or government sponsored health care plans that arrange for services with large, vertically integrated networks of health care providers. Many proposals place prescriptive limitations on health care spending and the rates that providers may charge. While state and federal government's consider reform, employers and payors are also considering new methods for structuring the delivery of health care. Both the marketplace and the government may change the environment in which the Company operates. While the Company believes that it can compete successfully by negotiating to participate in integrated provider networks, no assurance can be given that the Company will be able to participate in a sufficient number of these networks or that the rates of reimbursement and other terms of such participation will be sufficient to be economically attractive. The Company is not in a position to evaluate whether or what form any reform may take, or whether or to what extent such reform will cause increased use of integrated provider networks, nor is it in a position to speculate how such networks will be run or regulated. It is possible that third parties may impose significant limits on the Company's operations, such as pricing controls over physical therapy clinic operations.

Corporate Practice of Medicine

     The Company's physical therapy business is also subject to extensive and changing federal, state and local regulation governing employment of therapists and other professionals by business corporations. Several states have adopted legislation that prohibits, or have interpreted existing legislation to prohibit, the furnishing of physical therapy services by a business corporation. Although the Company does not operate in such states, there can be no assurance that states in which it does operate or may operate will not seek to enact or enforce this type of restriction or that the Company can adapt its operations to comply with such restrictions.

Fraud and Abuse Statutes

     Federal and state regulators and third-party payors have reacted negatively to ownership by physicians of physical therapy clinics to which they refer patients. Federal legislation generally prohibits the referral of any Medicare or Medicaid patient to any separate physical therapy clinic by referring physicians if the physician or a family member has an ownership or investment interest in, or compensation arrangement with, the clinic. This law also regulates financial relationships between referring physicians and providers of physical therapy and imposes substantial penalties for violations. From time to time proposals are made to extend these restrictions to all services provided, regardless of whether the source of payment is the Medicare or Medicaid programs or some other public or private source of payment. In the event such legislation at the state or national level were enacted, the Company may be required to restructure its relationships with certain of its referring physicians. There can be no assurance that the Company would be able to do so without an adverse effect on its financial condition, operations or cash flows.

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

     In addition, the Social Security Act imposes criminal penalties upon persons who make or receive kickbacks, bribes or rebates in connection with the Medicare and Medicaid programs. The anti-kickback statute prohibits providers and others from soliciting, offering, receiving or paying, directly or indirectly, any remuneration to induce either making a referral for a Medicare or Medicaid-covered service or item or ordering any covered service or item. Each violation of these rules may be punished by a fine of up to $25,000 or imprisonment for up to five years, or both, and may also be treated as violations of other criminal statutes with more severe penalties. In addition, the Social Security Act imposes civil sanctions for violation of these prohibitions, punishable by monetary fines, which can be substantial, and exclusion from the Medicare and Medicaid programs. Statutes in several states impose similar restrictions on referrals for medical services, including physical therapy. Because the anti-kickback laws are broad in scope and have been expansively interpreted, they limit the manner in which the Company can pursue acquisitions and market its services to, and contract for services with, physicians and other health care providers. Some laws would subject to scrutiny the ownership of debt or equity securities of the Company by referring physicians, including those from whom the Company has purchased physical therapy clinics, especially purchases which involve future consideration based on volume or profits. Further, representatives of the Office of the Inspector General of the U.S. Department of Social and Health Services, the agency with civil enforcement responsibility, have indicated that, under certain circumstances, such agency may regard a payment for goodwill in the context of a practice sale as contrary to such anti-fraud and abuse rules.

     Certain of the Company's clinics derive a portion (less than 10%) of that particular clinic's revenues from Medicare or Medicaid programs. As to these clinics, the parties from whom the clinics were acquired do not refer patients to the clinics and, therefore, management believes are not referral sources within the meaning of the law. There can be no assurance, however, that enforcement authorities will not take a contrary position. Persons found to be in violation of the law may be subject to the sanctions described above without regard to the amount of money received from the Medicare or Medicaid programs. Management considers and seeks to comply with these regulations in planning acquisitions, marketing activities, and other aspects of its operations but no assurance can be given regarding compliance in any particular factual situation.

Employees

     At December 31, 1997, the Company had 552 full-time and 1,048 part-time employees. Of the full-time employees, 64 were engaged in general management and sales, 8 were Regional Managers and 480 were fitness center or physical therapy clinic staff. The Company's part-time employees are primarily engaged in the staffing of the fitness centers that the Company operates for its clients. None of Company's employees are subject to any collective bargaining agreements and the Company believes that its relations with its employees are good.

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


ITEM 2.  DESCRIPTION OF PROPERTY

     The Company leases approximately 6,826, 2,003 and 1,138 square feet of commercial office space in suites 130, 50 and 35, respectively, at 3500 W. 80th Street, Bloomington, Minnesota 55431, under leases expiring July 31, 2001. The Company's monthly base rental expense for these office spaces is approximately $10,581, plus taxes, insurance and other related operating costs. All of the Company's other locations are leased for terms of one to five years with an aggregate monthly base rent of approximately $55,736. The Company believes that its facilities are adequate for its foreseeable needs.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, the Company may become involved in various claims and lawsuits incident to the operation of its business, including claims arising from accidents or from the negligent provision of physical therapy services.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of security holders during the quarter ended December 31, 1997.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded in the over-the-counter market with prices quoted on the Nasdaq SmallCap Market under the symbol "HFIT." The following table sets forth, for the periods indicated, the range of low and high bid prices for the Company's common stock as reported on the Nasdaq SmallCap Market. Quotations in the following table represent inter-dealer prices, without retail mark-up, markdown or commission, and do not represent actual transactions.

            Calendar Year 1997:                       Low            High
                                                      ---            ----
                     Fourth quarter                   $1.50          $3.50
                     Third quarter                     2.31           3.88
                     Second quarter                    2.00           2.88
                     First quarter                     2.38           3.13

            Calendar Year 1996:
                     Fourth quarter                   $2.00          $3.13
                     Third quarter                     2.00           3.13
                     Second quarter                    2.50           3.25
                     First quarter                     2.38           3.75

     At March 31, 1998, the published high and low bid prices for the Company's common stock were $1.88 and $1.88 per share respectively. At March 31, 1998, there were issued and outstanding 11,674,116 shares of common stock of the Company held by 409 shareholders of record. Record ownership includes ownership by nominees who may hold for multiple owners.

     The Company has never declared or paid any cash dividends on its common stock and does not intend to pay cash dividends on its common stock in the foreseeable future. The Company presently expects to retain any earnings to finance the development and expansion of its business. The payment by the Company of dividends, if any, on its common stock in the future is subject to the discretion of the Board of Directors, will depend on the Company's earnings, financial condition, capital requirements and other relevant factors. The Company's credit facility prohibits the payment of dividends.

     During the quarter ended December 31, 1997, the Company sold the following shares of Common Stock without registration under the Securities Act:

                                                                                    Price per       Exemption Relied
     Date          Amount                        Purchaser(s)                         Share              Upon
     ----          ------                        -----------                        ---------       ----------------

   10/2/97         39,094     Convertible note holder - stock issued upon             $2.73        Sections 3(a)(9); 4(2)
                              conversion

     During the quarter ended December 31, 1997, the Company issued the following options, warrants, or other equity securities in consideration of services rendered or to be rendered without registration under the Securities
Act:

                                                                            Exercise Price per         Exemption Relied
     Date          Amount           Type               Purchaser(s)                 Share                      Upon
     ----          ------           ----               ------------                 -----                      ----

   10/14/97        25,000          Option                Employee                     $3.00                Section 4(2)

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's Consolidated Financial Statements.

                                                                 For the Year Ended December 31,
                                                           1997                                      1996
                                                           ----                                      ----
                                                                           ($ In 000's)

REVENUE:
  Preventive Health Care                       $   24,917             74.0%           $   21,790             76.4%
  Rehabilitative Health Care                        8,754             26.0%                6,724             23.6%
                                             ------------           -------         ------------           -------
      Total Revenues                               33,671            100.0%               28,514            100.0%

COST OF REVENUES                                   26,968             80.1%               22,814             80.0%
                                              -----------           -------          -----------           -------
GROSS PROFIT                                        6,703             19.9%                5,700             20.0%
OPERATING EXPENSES                                  7,122             21.1%                4,347             15.3%
                                             ------------           -------         ------------           -------
OPERATING (LOSS) INCOME:
  Preventive Health Care                            2,594                                  2,590
  Rehabilitative Health Care                          215                                    608
  Corporate                                        (3,228)                                (1,845)
                                              ------------          -------         ------------           -------

      Total Operating (Loss) Income                  (419)            (1.2%)               1,353              4.7%

INTEREST EXPENSE                                     (650)            (1.9%)                (292)            (1.0%)
OTHER INCOME (EXPENSE)                                 22              0.0%                  (55)            (0.2%)
                                            -------------           -------        --------------           -------

NET (LOSS) INCOME                              $   (1,047)            (3.1%)         $     1,006              3.5%
                                               ===========         ========          ===========          ========


     General. The Company is engaged in two principal lines of business: (i) preventive health care and (ii) rehabilitative health care. Preventive health care includes the development, marketing and management of corporate and hospital-based fitness centers and the sale and servicing of fitness equipment. Rehabilitative health care includes operating physical therapy clinics that provide a full range of rehabilitative services, performing occupational health services (injury prevention and work-injury management consulting) and maintaining a network of independent physical therapy clinics.

     The Company's preventive health care revenues come from fitness center management and consulting contracts and the sales and service of fitness equipment. The management and consulting contracts provide for specific management, consulting, and program fees and contain provisions for modification, termination, and non-renewal.

     The Company's rehabilitation revenues come from physical therapy services provided to patients at Company owned locations and at hospital and corporate locations, annual fees paid by independent physical therapy clinic network members for consulting and group buying services, and program and consulting fees paid by employees, insurers and others for occupational health services. Net revenues provided to patients at Company owned and worksite locations are a function of the number of patients treated, the payor mix and the average net charge per treatment. Consequently, two patients provided substantially similar treatments may result in different net revenues because of differing reimbursement environments.

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

Years Ended December 31, 1997 and 1996

     Revenues. Revenues increased $5,157,000, or 18%, to $33,671,000 in 1997 from $28,514,000 in 1996.

     Preventive health care revenues increased $3,127,000, or 14%, from 1996 to 1997. The increase was primarily due to the annualized effect of adding a net of 10 corporate fitness center management contracts, 3 hospital fitness center management contracts and the increase in sales of fitness equipment and service of $767,000, or 13%.

     Rehabilitative health care revenues increased by $2,030,000, or 30%, from 1996 to 1997. The increase was primarily due to the acquisition of The Preferred Companies in December 1996, the Isernhagen Companies in February 1997, K.A.M. in April 1997, Duffy & Associates in May 1997 and Medlink in August 1997, and the increase in the number of patient visits at several clinics, partially offset by the sale of four under-performing clinics in January 1997 and seven under-performing clinics in May 1997. The eleven clinics sold had revenues of $1,253,000 and $4,148,000 in 1997 and 1996, respectively. The newly acquired clinics and clinic networks had revenues of $3,857,000 in 1997.

     Operating (Loss) Income. Operating income decreased from $1,353,000 in 1996 to a loss of $419,000 in 1997. The decrease in operating income was due to a decrease in operating income for rehabilitative health care of $393,000 and an increase in corporate costs of $1,383,000.

     The decrease in rehabilitative health care operating income in 1997 was due to costs incurred for infrastructure development of $297,000 and an increase in regional salaries and support of $364,000, offset by the net gain on disposition of clinic assets of $268,000.

     The increase in corporate costs was due to the Company's growth strategy that required expanded services and support, increased personnel and expanded operational and financial systems. Also included in the increase was professional and consulting fees of $566,000 incurred to assist the Company in preparing its plan for future growth.

     Interest Expense. Interest expense increased from $292,000 in 1996 to $650,000 in 1997. The increase in interest expense was due to the higher average borrowings and interest rates in 1997 when compared to 1996.

     Net (Loss) Income. The Company's net income decreased $2,053,000 to a loss of $1,047,000 or $.13 diluted net loss per share for 1997 from income of $1,006,000 or $0.13 diluted net income per share for 1996.

Years Ended December 31, 1996 and 1995

     Revenues. Total revenues increased $10,608,000 or 59.2% to $28,514,000 for 1996 from $17,906,000 for 1995. The increase in preventive health care revenues of $9,654,000 was primarily due to the addition of several fitness center management contracts, the increase in consulting revenue, and the acquisition of a fitness equipment dealer in January 1996. The increase in rehabilitative health care revenues of $954,000 was due to the increase in the number of patient visits at several clinics and the addition of two new clinics in the fourth quarter of 1996.

     Operating Income. Operating income increased $928,000 or 269.8% to $1,272,000 for 1996 from $344,000 for 1995. The increase in operating income was due to an increase of $930,000 in preventive health care and $390,000 in rehabilitative health care, partially offset by an increase of $392,000 in corporate operating costs.

     The increase in operating income in preventive health care was primarily due to the acquisition of a fitness equipment dealer on January 11, 1996, the addition of several fitness center management contracts and an increase in consulting revenue. Operating income in preventive health care did not increase commensurate with the increase in revenues for this segment primarily due to the lower margins associated with the equipment sales added as a result of the acquisition of a fitness equipment dealer. Operating income, as a percentage of revenues, in preventive health care remained relatively consistent with that of the same period in 1995 due to increased consulting revenue being offset by lower margins in equipment sales.

     The increase in operating income in the rehabilitative health care segment was due to an increase in the number of patient visits and an increase in the operating income as a percentage of sales. The increase in operating income as a percentage of sales was the result of operational efficiencies at the clinics.

     The increase in corporate operating costs in 1996 was directly related to the acquisition of an operator of corporate fitness centers in April 1995 and a fitness equipment dealer in January 1996, and the resulting increase in depreciation and amortization as a result of these acquisitions.

     Interest Expense. Interest expense decreased from $563,000 in 1995 to $292,000 in 1996. The decrease was due to lower average borrowing in 1996 when compared to 1995.

     Net Income (Loss). The Company's net income increased $1,218,000 to $1,006,000 in 1996 from a loss of $212,000 in 1995.

Liquidity and Capital Resources

     The Company had positive working capital of $161,000 as of December 31, 1997 and a working capital deficit of $2,086,000 as of December 31, 1996. The change was primarily due to the increases in accounts receivable and inventory and the refinancing of the revolving line of credit (see Note 4 to the consolidated financial statements), partially offset by the increase in all other current liabilities. The Company's principal sources of liquidity at December 31, 1997 included trade accounts and notes receivable of $6,503,000 (see next page for 1998 financing activities).

     In February 1997, the Company entered into a Second Amended and Restated Credit and Security Agreement which provided for a line of credit of up to $1,500,000 at the prime rate plus 2% and a $2,500,000 term loan at the prime rate plus 6%. The amount of the term loan was increased to $2,850,000 in May 1997, and further increased to $3,275,000 in August 1997. To assist in the funding of operations through the remainder of 1997, management successfully negotiated new payment terms on these obligations.

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

     In August 1997, the Company paid $304,500 of cash and issued 25,000 shares of the Company's common stock in connection with the Company's acquisition of Medlink. The cash for such acquisition was provided by the Company's bank term loan.

     On August 26, 1997, the Company borrowed $500,000 from Brightbridge Fund I, L.P. ("Brightbridge"), a limited partnership of which Brightstone Capital Limited LLC ("Brightstone") is the general partner and a 20% limited partner. Brightstone is owned 50% by Jim Bernards and 50% by George Kline, each a director of the Company. The loan, which was repaid in February 1998, bore interest at 12% per annum. Brightbridge received five-year warrants to purchase 20,000 shares of Company common stock at an exercise price of $3.00 per share and, because the loan was not repaid when due, became entitled to receive an additional 5,000 warrants exercisable at $3.00 per share. The number of warrant shares and exercise price are subject to adjustment, and the parties have appointed a third party to make a binding determination with respect thereto. (See Note 4 to the consolidated financial statements).

     In February 1998, the Company entered into a $12,500,000 revolving credit facility with Madeleine L.L.C., an affiliate of Cerberus Partners, L.P. (the "Lender"). The credit facility is secured by all of the Company's assets, including its accounts receivable, inventory, equipment, and general intangibles and is guaranteed in part by the Company's President and Chief Executive Officer. The Company's ability to draw down on the facility is tied to a formula based upon the Company's EBITDA (defined as earnings before interest, taxes, depreciation and amortization), revenues, or collections, whichever is less. The Company paid the Lender a commitment fee equal to 1.5% of the total credit facility, and a closing fee equal to 1.0% of the total credit facility. The Company also issued to the Lender 312,497 shares of common stock. The Company pays the Lender a loan servicing fee of $5,000 per month. The advances under the credit facility accrue interest at a total rate of interest equal to 7.0% in excess of Chase Manhattan's prime rate (but in no event less than 8.5%). Interest accruing at the rate of such prime rate plus 4.5% is payable monthly. Interest accruing at the rate of 2.5% is added to the principal balance of the facility, and will accrue interest until paid. The credit facility has an 18 month term. The credit facility is subject to various affirmative and negative covenants customary in transactions of this type, including a requirement to maintain certain financial ratios and limitations on the Company's ability to incur additional indebtedness, to make acquisitions outside of certain established parameters, or to make dividend distributions.

     In February 1998, the Company also completed the private sale of 3,000,000 Units at an aggregate offering price of $3,300,000. Each Unit consisted of one share of common stock and a warrant to purchase one-fourth (.25) of one share of common stock at $2.25 per whole share. The Company has agreed to register the shares for resale and the warrant shares under the Securities Act as soon as practicable.

     Sources of capital to meet future obligations in 1998 are anticipated to be cash provided by operations and the Company's revolving credit facility. In order to conserve capital resources, the Company's policy is to lease its physical facilities. The Company does not believe that inflation has had a significant impact on the results of its operations.

Outlook

     The Company's strategy is to continue to expand its operations through acquisitions and same site growth.

     In its rehabilitative health care operations, the Company's strategy is to continue to expand through acquisitions and improve the profitability of the physical therapy clinics acquired through the consolidation of the clinics' operating expenses. The Company intends to focus its acquisitions on physical therapy clinics primarily located in secondary markets in the central United States. Management anticipates that the purchase prices paid for future acquisitions will be similar to the prices paid to date and payment terms may be a combination of cash, notes payable, and shares of the Company's common stock, with a portion of the purchase price to be paid at closing and, where appropriate, a portion contingent upon achievement of earn-out arrangements. It is anticipated that funds required for future acquisitions and the integration of acquired businesses with the Company will be provided from operating cash flow, the Company's revolving credit facility and the proceeds from potential future equity financings. Future equity financings, if any, may result in dilution to holders of the Company's common stock. However, there can be no assurance that suitable acquisition candidates will be identified by the Company in the future, that suitable financing for any such acquisitions can be obtained by the Company, or that any such acquisitions will occur.

     Rehabilitative health care revenues are expected to increase as a result of introducing additional physical therapy work sites at additional corporate fitness centers, increasing the number of physical therapists at existing clinics, and potential acquisitions of free-standing physical therapy clinics. In January and May 1997, the Company sold eight physical therapy clinics located in California and three clinics located in Delaware. These clinics accounted for revenues of $1,253,000 and $4,148,000 in 1997 and 1996, respectively. See "Liquidity and Capital Resources." The Company anticipated that this loss of revenue would be offset by the Company's acquisition of The Preferred Companies in December 1996, the Isernhagen Companies in February 1997, K.A.M. in April 1997, Duffy & Associates in May 1997, Medlink in July 1997 and other planned physical therapy acquisitions in the fourth quarter of 1997; however, delays in closing the Company's revolving credit facility caused the Company to fall short of its schedule of acquisitions. The Company expects to resume its schedule of acquisitions in 1998. Rehabilitative health care operating income as a percentage of revenues is expected to increase as a result of the Company's investment in operating systems that centralize and streamline the billing and collection functions of the companies acquired to date. However, the Company has experienced a time lag in successfully implementing these systems at some of the acquired clinic locations. The Company also expects to control its site operating costs while improving site revenue performance resulting in operating income gains.

     In its  preventive  health care  operations,  the Company's  strategy is to
expand  through  the  addition  of  new   management   contracts  and  selective
acquisitions.

     Preventive health care operating income, as a percentage of revenues, is expected to increase compared with that experienced for the year ended December 31, 1997 as the Company expects to control site costs.

     Corporate expenses, as a percentage of revenues, are anticipated to be consistent with 1997 levels.

Year 2000 Compliance

     The Company has conducted a review of its computer systems to identify those areas that could be affected by the "Year 2000" problem, and is developing an implementation plan to resolve the issues identified. The Company believes, with some vendor upgrades to existing operations software and converting to new accounting software, the Year 2000 problem will not pose any significant operational concerns and is not anticipated to be material to the Company's financial position or results of operations in any given year

Accounting Pronouncement

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 redefines how operating segments are determined and requires disclosures of certain financial and descriptive information about a company's operating segments. The Company anticipates the adoption of SFAS No. 131 will result in an increase in the number of reportable segments. The Company will be required to adopt SFAS in 1998.

     Portions of the Form 10-KSB, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contain numerous forward-looking statements that involve a number of risks and uncertainties. Factors that could cause actual results to differ materially from such forward-looking statements include but are not limited to the following:

Sufficiency of working capital:

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

Dependence upon successful execution of acquisition strategy; risks associated with integration of free-standing physical therapy clinics:

     A major element of the Company's business strategy is to acquire free-standing outpatient physical therapy clinics primarily in secondary markets throughout the central United States. Acquisitions have constituted, and the Company expects them to constitute in the future, a significant portion of the Company's growth. Since December 1991 to March 31, 1998, the Company has grown from owning and operating one physical therapy clinic to owning and operating 15 free-standing clinics and 12 worksite physical therapy clinics. No assurance can be given as to whether, when or on what terms, any possible acquisitions of free-standing clinics may be completed, if at all.

     The Company believes that competition for acquisitions will increase as consolidation of the outpatient rehabilitation industry continues. Many of the companies actively seeking such acquisitions are well established and have substantially greater resources than the Company. Such interest may lead to increased competition for attractive acquisition candidates. Accordingly, there can be no assurance that existing outpatient rehabilitation clinics will continue to be available to the Company in the secondary markets in the central United States on terms and conditions favorable or acceptable to the Company, or at all. The failure of the Company to be able to successfully locate, negotiate, close and integrate such free-standing physical therapy acquisitions would adversely affect the Company's future growth potential. In addition, the

Company's ability to secure the necessary financing to acquire such physical therapy clinics on terms and conditions favorable to the Company will impact the Company's ability to successfully execute its acquisition strategy. Federal and state laws may prohibit or restrict the use by the Company of its securities as consideration for the acquisition of clinics from referral sources or otherwise prohibit or restrict the Company's ability to make acquisitions. Such prohibitions and restrictions could restrict the Company's ability to make acquisitions, which would adversely affect the Company's growth potential, financial condition, results of operations and cash flows.

Potential Impairment of Acquired Assets:

     The Company periodically reviews the operating results of its acquired free-standing clinics to determine if any impairment charges for underperforming assets and/or clinic closing are necessary. It is reasonable to expect that such actions will be required from time to time in the future as the Company continues to grow through acquisitions. No assurance can be given that assets acquired will never incur impairment charges or clinics acquired will not be closed.

Risks associated with expansion and rapid growth:

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

Material dependence on referrals:

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

Potential adverse effects of existing and future government regulation:

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

     Additional federal restrictions became effective in 1995 for certain designated health services (including physical therapy) that require notice to governmental agencies of ownership on the part of physicians and members of their families of debt or equity interests in providers of physical therapy, such as the Company. Payment will not be made for services provided to Medicare or Medicaid beneficiaries as a result of referrals from such physicians. This law also regulates a wide variety of other relationships between referring physicians and providers and imposes substantial penalties for violations of its provisions. From time to time proposals are made to extend these restrictions to all services provided, regardless of whether this source of payment is the Medicare or Medicaid programs or some other public or private source of payment. In the event such legislation at the state or national level were enacted, the Company may be required to restructure its relationships with certain of its referring physicians. There can be no assurance that the Company would be able to do so without an adverse effect on its financial condition, operations or cash flows.

Possible limitations on third-party reimbursement:

     The health care industry has experienced a material trend toward cost containment as private and governmental payors seek to respond to, and control, rapidly escalating health care costs. One response has been to place limitations on reimbursement rates by capping or lowering fees and restricting the number of treatments which will be reimbursed for any given condition. All states in which the Company currently conducts business have fee schedules which limit the reimbursement rates under workers' compensation programs. The Company expects that legislation limiting the reimbursement of fees for various outpatient services (including physical therapy and other related services) will become more prevalent. Reimbursement for the Company's services may also be limited by third party payors. Such payors often limit the amount of fees per visit, regardless of the number or type of therapy applied to the patient, or otherwise limit, by the terms of the managed care contract, the amount of fees that may be charged. One method of governmental and third party payors has been to institute what are known as "capitated" programs. Under capitated programs, payors contract with providers for specific physical therapy services in return for set prepaid fees per individual enrollee ("capitated" monthly fees). If the provider has accurately analyzed and negotiated its capitated monthly fees, and the costs in providing services are less than the demand for treatment, the provider benefits from positive margins in cash flow resulting from the prepayment of the capitated monthly fees. However, to the extent that the actuarial analysis underlying such capitated fees is inaccurate and enrollees require more treatment than is anticipated, aggregate capitated fees may be insufficient to cover the costs of providing enrollees with the services required. Although the Company could seek to negotiate stop-loss reinsurance to contractually shift the risk of financial exposure beyond certain limits to an insurance carrier in the event the Company determined to participate in such a capitated program, there can be no assurance that the Company would be able to obtain such reinsurance. In addition, the Company could be required to obtain licenses from certain governmental authorities in order to participate in such capitated programs. The Company does not currently have a license from any governmental authority to offer such programs, and there can be no assurance that the Company would be able to secure any such licenses when and if sought by the Company. Moreover, in order to effectively manage such capitated contracts, the Company may need to acquire and implement additional operational and informational systems.

     The Company expects the trend toward third party payors limiting reimbursement levels for various out-patient services, including outpatient rehabilitation services, to continue. As a consequence, there can be no assurance that reimbursement for the Company's rehabilitation services will remain at current or anticipated levels. Any reduction or limits on reimbursement levels for the Company's services would adversely affect the profitability of, or demand for, the Company's services and could have a material adverse effect on the Company's financial condition, results of operations and liquidity. In addition, such payors are expected to continue to develop programs designed to control and reduce the cost of health care services that may adversely affect the profitability of, or demand for, the Company's services.

State limitations imposed upon the corporate practice of medicine:

     Certain states have legislation or regulations, or have interpreted existing physical therapy licensing laws, to prohibit or restrict business corporations, such as the Company, from practicing physical therapy through the direct employment of physical therapists. In other states, the courts or state officials have issued rulings or opinions stating or suggesting that health care professionals may not lawfully provide services as employees of business corporations such as the Company. For example, in Texas, an opinion of the Attorney General suggests that unlicensed corporate entities may not engage in the practice of physical therapy, although the Company believes that other Texas regulators disagree with this conclusion and that this opinion has generally not been followed, or enforced, in Texas. Similarly however, in California, the Attorney General has opined that physical therapists may not be employed by corporate employers, such as the Company. The Physical Therapy Examining Committee of the California Board of Medical Quality Assurance, however, has concluded that there is no such prescription under California law, and to the best of the Company's knowledge, the Attorney General's opinion has not been enforced to date. There can be no assurance that regulators, or others in Texas, California and other states, will not seek to enforce, or adopt, this type of restriction, or that other states in which the Company operates, or may operate in the future, will not enact or enforce similar, or more restrictive, legislation or regulations or that the Company can adapt its operations to comply with such legislation and regulations.

Material dependence upon existing management and physical therapy clinic personnel:

     The success of the Company is highly dependent on the services of Mr. Loren
S. Brink, its President and Chief Executive Officer, and upon Mr. Thomas Coplin, President of Health Fitness Rehab. The loss of either Mr. Brink's or Mr. Coplin's services would have a material adverse effect on the Company's business. In January 1997, the Company entered into an "evergreen" three year employment agreement with Mr. Brink. The Company is currently negotiating a long term employment agreement with Mr. Coplin. No assurance can be given that such long term employment agreement will be entered into between the Company and Mr. Coplin or on terms, and conditions, acceptable to the Company. The failure by the Company to enter into such long term employment agreement would have an adverse effect on the Company's business. The Company owns and maintains a key-man life insurance policy on Mr. Brink's life in the amount of $3.5 million.

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

Possible quarterly volatility in Company financial results:

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

Likely material changes in workers' compensation laws:

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

Possible  risk  in  converting  physical  therapy  "independent   practices"  to
"rehabilitation agency" status:

     Under current Medicare standards, a facility certified as an "independent practice" is subject to a $900 per capita limit in connection with the provision of physical therapy services. In contrast, physical therapy sites or facilities certified as "rehabilitation agencies" are not subject to such $900 per capita reimbursement limitation. As a result, management views the change in certification from an "independent practice" to a "rehabilitation agency" as an important factor, despite the fact that only approximately 8% of the Company's rehabilitation revenues are derived from Medicare or Medicaid. Management believes a certain non-quantifiable stigma may apply to those "independent practices" that have not yet, or do not in the future, convert to such "rehabilitation agencies." As of March 31, 1998, ten of the Company's 15 free-standing physical therapy clinics had been certified as "rehabilitation agencies." For four of the Company's free-standing physical therapy sites, "rehabilitation agency" status is not applicable due to the nature of their hospital contract business and the remaining site is currently in the certification process. No assurance can be given that all or any portion to the Company's future free-standing physical therapy clinics can or will be converted to such "rehabilitation agency" status, nor can any assurance be given that the failure to achieve such status will not have a material adverse effect on the Company's rehabilitation business.

Competition:

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

Enhanced Nasdaq SmallCap Market(TM)("SmallCap Market") Maintenance Requirements:

     In August 1997, the Securities and Exchange Commission ("SEC") approved enhanced listing and maintenance requirements for companies listing their securities on the Nasdaq SmallCap Market(TM) and the Nasdaq National Market(R). The enhanced maintenance requirements for listing the Company's securities on the SmallCap Market include a requirement that the Company have either (1) net tangible assets of at least $2 million, (2) $500,000 of net income in the most recent fiscal year or in two of the last three fiscal years, or (3) a market capitalization of at least $35 million. Existing SmallCap Market companies were given until February 23, 1998 to comply with such standards. The Company believes that, as a result of the Company's private placement completed on February 19, 1998, the Company is in compliance with the enhanced maintenance requirements. If, however, the Company's net tangible assets fall below $2 million, the Company will fail to meet such requirements and the Company's securities could be de-listed from the SmallCap Market. In such event, trading, if any, in the Company's common stock would thereafter be conducted in the over-the-counter markets or in the so called "pink sheets" or the Nasdaq's electronic bulletin board. Consequently, the liquidity of the Company's securities could be impaired, not only in the number of securities which could be bought or sold, but also through delays and timing of transactions, reductions in security analysts' and the news media's coverage of the Company, and possibly, lower prices for the Company's securities than might otherwise be attained.

Possible dilution and depressive effect on price of the Company's common stock from common stock issued in connection with acquisitions:

     In connection with the Company's strategy of aggressive growth through acquisitions, the Company intends to issue shares of its common stock, as well as grant certain earn-out provisions that may include the future issuance of the Company's common stock. Although the aggregate number of such shares to be issued in connection with existing and future acquisitions is not currently ascertainable by the Company, such issuances may be material in the aggregate. Such issuances of the Company's common stock in connection with acquisitions may be dilutive to existing shareholders of the Company and sales of such securities into the public market could have a depressive effect on the price of the Company's common stock. No assurance can be given that such future issuances of the Company's securities in connection with future acquisitions will not have a materially dilutive effect on existing Company shareholders, nor that sales of shares issued in such acquisitions will not materially adversely affect the price of the Company's common stock.

Risk of litigation and insufficiency of liability insurance:

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

Restrictions and affirmative and negative covenants imposed by senior credit facility:

     Certain of the affirmative and negative covenants imposed upon the Company by its senior secured lending facility restrict the Company's ability to incur additional senior and subordinated debt. Furthermore, upon certain events of default, such senior secured lender is entitled to demand immediate repayment of their outstanding loans. In such circumstances, the Company may not be able to access other sources of capital, on a timely basis, or on terms and conditions favorable to the Company, or at all, with sufficient speed or sufficient size to avoid the Company's senior secured lender from taking material adverse action against the Company and its collateral.

Lack of proprietary protection; lack of barriers to entry:

     Although the Company holds certain trademarks, tradenames and intellectual property associated with its operations, the Company is primarily a health care service business where patents or other intellectual property are not applicable, or if applicable, do not provide material barriers to entry for third parties or competitors to enter the Company's existing preventive and rehabilitative lines of business and compete with the Company. Therefore, no assurance can be given that other existing competitors, or health care companies seeking to gain access to the Company's market or limit the Company's market share, may not devote resources to effectively compete with the Company in the future. No assurance can be given that if such competition occurs in the future that the Company's financial position, results of operations or cash flows will not be materially adversely affected.

Potential depressive effect on price of common stock arising from exercise and sale of existing convertible securities:

     At December 31, 1997, the Company had outstanding stock options and warrants (not including the shares issuable under any contingent grants, earn-out agreements or any future acquisition) to purchase an aggregate 2,586,063 shares of common stock. The exercise and sale of such outstanding stock options and stock purchase warrants and sale of stock acquired thereby may have a material adverse effect on the price of the Company's common stock. In addition, the exercise and sale of such Company's common stock could occur at a time when the Company would otherwise be able to obtain additional equity capital on terms and conditions more favorable to the Company.

ITEM 7.  FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors
Health Fitness Corporation
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Health Fitness Corporation and Subsidiaries (the Company) as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Health Fitness Corporation and Subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
April 8, 1998

HEALTH FITNESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996

                                                                                            1997           1996
ASSETS (Note 4)

CURRENT ASSETS:
   Cash and cash equivalents                                                            $    81,639
   Trade accounts and notes receivable, less allowance for doubtful
     accounts of $225,000 and $245,000, respectively                                      6,502,963     $ 4,656,876
   Inventories                                                                              810,805         454,254
   Prepaid expenses and other                                                               533,321         433,413
                                                                                        -----------     -----------
           Total current assets                                                           7,928,728       5,544,543

PROPERTY, net (Note 3)                                                                    3,598,188       2,185,335

OTHER ASSETS:
   Goodwill, less accumulated amortization of $1,276,287 and $961,424,
     respectively (Notes 1 and 2)                                                         8,989,848       9,376,367
   Noncompete agreements, less accumulated amortization of $279,639
     and $84,874 (Notes 1 and 2)                                                            932,211         346,976
   Copyrights, less accumulated amortization of $40,944 at December 31, 1997
     (Notes 1 and 2)                                                                        629,056
   Trade names, less accumulated amortization of $13,667 at December 31, 1997
     (Notes 1 and 2)                                                                        246,333
   Contracts, less accumulated amortization of $48,194 at December 31, 1997
     (Notes 1 and 2)                                                                        171,806
   Trade accounts and notes receivable, less allowance for doubtful accounts
     of $650,000 and $240,000, respectively                                                 679,376         640,000
   Other                                                                                    556,736          85,676
                                                                                        -----------     -----------
                                                                                        $23,732,282     $18,178,897
                                                                                        ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Checks written in excess of bank balances                                                            $    94,643
   Notes payable (Note 4)                                                                                 2,090,000
   Trade accounts payable                                                               $ 1,873,472       1,662,077
   Accrued salaries, wages, and payroll taxes                                             1,779,200       1,302,770
   Accrued earn-out                                                                         533,444         367,496
   Other accrued liabilities                                                              1,233,538         254,686
   Current portion of long-term debt (Note 4)                                               503,540         281,278
   Deferred revenue                                                                       1,844,460       1,577,186
                                                                                        -----------     -----------
           Total current liabilities                                                      7,767,654       7,630,136

LONG-TERM DEBT, less current portion (Note 4)                                             5,785,018         576,490

DEFERRED LEASE OBLIGATION                                                                    31,170          80,183

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY (Note 6):
   Preferred stock, $.01 par value;  authorized 5,000,000 shares, none issued or outstanding  Common  stock,  $.01 par value;  25,000,000  shares  authorized;
   8,136,828 and 7,193,293 shares
     issued and outstanding, respectively                                                    81,368          71,933
   Additional paid-in capital                                                            12,976,680      11,693,417
   Accumulated deficit                                                                   (2,842,379)     (1,795,689)
                                                                                        -----------     -----------
                                                                                         10,215,669       9,969,661
   Stockholder note and interest receivable                                                 (67,229)        (77,573)
                                                                                        -----------     -----------
                                                                                         10,148,440       9,892,088
                                                                                        -----------     -----------
                                                                                        $23,732,282     $18,178,897
                                                                                        ===========     ===========

See notes to consolidated financial statements.

HEALTH FITNESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                                      1997               1996

REVENUES:
   Preventive health care                                                         $   24,916,837    $    21,789,983
   Rehabilitative health care                                                          8,753,887          6,724,361
                                                                                  --------------    ---------------
                                                                                      33,670,724         28,514,344

COSTS OF REVENUES:
   Salaries                                                                           19,151,162         15,686,183
   Equipment                                                                           4,839,962          4,414,273
   Support                                                                             1,970,192          1,386,472
   Occupancy                                                                           1,006,738          1,326,961
                                                                                  --------------    ---------------
                                                                                      26,968,054         22,813,889
                                                                                  --------------    ---------------
GROSS PROFIT                                                                           6,702,670          5,700,455

OPERATING EXPENSES:
   Salaries                                                                            2,680,506          1,749,498
   Selling, general, and administrative                                                4,708,571          2,598,434
   Net gain on disposition of clinic assets                                             (267,806)
                                                                                  --------------    ---------------
                                                                                       7,121,271          4,347,932
                                                                                  --------------    ---------------
OPERATING (LOSS) INCOME                                                                 (418,601)         1,352,523

INTEREST EXPENSE                                                                        (650,347)          (292,421)

OTHER INCOME (EXPENSE)                                                                    22,258            (54,521)
                                                                                  --------------    ---------------

NET (LOSS) INCOME                                                                 $   (1,046,690)   $     1,005,581
                                                                                  ==============    ===============

NET (LOSS) INCOME PER SHARE:
   Basic                                                                          $        (.13)    $          .15
                                                                                  =============     ==============
   Diluted                                                                        $        (.13)    $          .13
                                                                                  =============     ==============

WEIGHTED AVERAGE COMMON SHARES
     ASSUMED OUTSTANDING:
   Basic                                                                               7,884,088          6,894,022
                                                                                  ==============    ===============
   Diluted                                                                             7,884,088          7,581,844
                                                                                  ==============    ===============

See notes to consolidated financial statements.

HEALTH FITNESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                Stockholder
                                                                     Additional                  Note and       Total
                                            Common Stock               Paid-in     Accumulated   Interest   Stockholders'
                                        ---------------------
                                        Shares      Amount             Capital       Deficit    Receivable     Equity

BALANCE AT DECEMBER 31, 1995           6,457,429   $   64,574       $10,200,033   $(2,801,270)   $ (64,403)  $ 7,398,934

   Issuance of common stock in
     connection with 1996 acquisition     40,000          400           221,914                                  222,314
   Issuance of common stock
     purchase warrants                                                   40,000                                   40,000
   Conversion of convertible notes and
     interest                            456,955        4,570         1,049,875                                1,054,445
   Warrants exercised                     86,592          866            52,662                                   53,528
   Stock options exercised               135,000        1,350            88,080                                   89,430
   Issuance of common stock
     in connection with a software
     license agreement                    10,000          100            26,150                                   26,250
   Issuance of common stock through
     Employee Stock Purchase Plan          7,317           73            14,703                                   14,776
   Advances on notes receivable                                                                    (17,970)      (17,970)
   Payments received on notes receivable                                                             4,800         4,800
   Net income                                                                       1,005,581                  1,005,581
                                       ---------   ----------       -----------   -----------    ---------   -----------

BALANCE AT DECEMBER 31, 1996           7,193,293       71,933        11,693,417    (1,795,689)     (77,573)    9,892,088

   Issuance of common stock in
     connection with 1995 acquisition    292,829        2,928            (2,928)
   Issuance of common stock in
     connection with 1997 acquisitions   153,911        1,539           414,086                                  415,625
   Issuance of common stock
     purchase warrants                                                   92,431                                   92,431
   Issuance of note payable with
     conversion option                                                   44,118                                   44,118
   Conversion of convertible notes
     and interest                        130,358        1,304           313,452                                  314,756
   Warrants exercised                     86,800          868           129,882                                  130,750
   Stock options exercised               223,000        2,230           158,520                                  160,750
   Issuance of common stock
     for services                         35,500          355            83,239                                   83,594
   Issuance of common stock through
     Employee Stock Purchase Plan         21,137          211            50,463                                   50,674
   Advances on notes receivable                                                                     (9,656)       (9,656)
   Payments received on notes receivable                                                            20,000        20,000
   Net loss                                                                        (1,046,690)                (1,046,690)
                                       ---------   ----------       -----------   -----------    ---------   -----------

BALANCE AT DECEMBER 31, 1997           8,136,828   $   81,368       $12,976,680   $(2,842,379)   $ (67,229)  $10,148,440
                                       =========   ==========       ===========   ===========    =========   ===========

See notes to consolidated financial statements.

HEALTH FITNESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Note 8)
YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                                          1997            1996
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                                  $ (1,046,690)    $  1,005,581
   Adjustment to reconcile net (loss) income to net
       cash (used in) provided by operating activities:
     Net gain on disposition of clinic assets                                             (267,806)
     Common stock issued for services                                                      134,268           14,776
     Depreciation and amortization                                                       1,312,096        1,073,645
     Deferred revenue                                                                      267,274           36,200
   Change in assets and liabilities, net of acquisitions:
     Trade accounts and notes receivable                                                (1,543,877)        (863,950)
     Inventories                                                                          (356,551)         (86,353)
     Prepaid expenses and other                                                           (119,536)         (46,984)
     Other assets                                                                         (184,280)         (15,934)
     Trade accounts payable                                                                112,764          534,087
     Accrued liabilities and other                                                         854,363         (456,286)
                                                                                      ------------     ------------
           Net cash (used in) provided by operating activities                            (837,975)       1,194,782

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property                                                                 (1,978,497)      (1,183,001)
   Payments for acquisitions, net of liabilities assumed
     and cash acquired                                                                  (1,795,908)        (582,016)
   Payments in connection with earn-out provisions                                        (485,115)        (124,924)
   Proceeds from sale of physical therapy clinics, net                                   1,220,600
   Collection of notes receivable                                                          220,008
                                                                                      ------------     ------------
         Net cash used in investing activities                                          (2,818,912)      (1,889,941)

CASH FLOWS FROM FINANCING ACTIVITIES:
   (Decrease) increase in checks written in excess of bank balances                        (94,643)          94,643
   Borrowings under line of credit                                                       2,957,500        4,700,938
   Repayments of line of credit                                                         (2,197,500)      (3,225,938)
   Proceeds from notes payable                                                             478,000          600,000
   Repayments of notes payable                                                                           (1,686,942)
   Proceeds from long-term debt                                                          2,712,128          113,000
   Repayments of long-term debt                                                           (440,803)        (662,683)
   Proceeds from issuance of common stock                                                  291,500          268,659
   Proceeds from issuance of warrants to purchase common stock                              22,000
   Advances on notes receivable                                                             (9,656)         (17,970)
   Payments received on notes receivable                                                    20,000            4,800
                                                                                      ------------     ------------
           Net cash provided by financing activities                                     3,738,526          188,507
                                                                                      ------------     ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        81,639         (506,652)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                  -           506,652
                                                                                      ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                              $     81,639     $         -
                                                                                      ============     ============

See notes to consolidated financial statements.

HEALTH FITNESS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997 AND 1996

1.       BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Business - Health Fitness Corporation and subsidiaries (the Company) is engaged in two principal lines of business (segments): (i) preventive health care and (ii) rehabilitative health care. Preventive health care includes the development, marketing, and management of corporate and hospital-based fitness centers and selling of fitness equipment, service, and fitness related soft-goods such as shirts, hats, and other items. Rehabilitative health care relates to the operation of physical therapy clinics that provide a full range of rehabilitation services, the operation of a national network of independent physical therapy clinics, the authorship and sale of written materials to independent physical therapy clinics, and the provision of occupational health consulting services to employers, insurers, and others. The Company provides management and consulting contract services in 27 states, conducts fitness equipment sales from two locations in Minnesota, provides physical therapy services from clinics in Iowa and Minnesota, and conducts the operation, in Arizona, of a network of independent physical therapy clinics. In June 1997, the Company changed its name from Health Fitness Physical Therapy, Inc. to Health Fitness Corporation.

        Consolidation - The consolidated financial statements include the accounts of Health Fitness Corporation and its subsidiaries, Sports and Orthopedic Physical Therapy, Inc., Health Fitness Rehab, Inc., Health Fitness Rehab of Iowa, Inc., Fitness Centers of America dba Fitness Systems, The Preferred Companies, Inc. dba Preferred Therapy Providers of America, Duffy and Associates Physical Therapy Corp., Medlink Management Services, Inc., and Medlink Corporation. All significant intercompany balances and transactions have been eliminated.

        Cash Equivalents - The Company  considers all highly liquid  investments
        purchased   with  a  maturity  of  three  months  or  less  to  be  cash equivalents.

        Trade Accounts and Notes Receivable - Trade accounts and notes receivable relating to preventive health care represent amounts due from companies and individuals for services or products shipped. The notes receivable are typically due in 60 monthly installments and have interest rates from 14.8% to 16.0%. Trade accounts receivable relating to rehabilitative health care represent amounts due from companies, primarily insurance companies, and individuals. The Company has experienced that some rehabilitative accounts receivable may not be collected within one year from the date of service. Therefore, a portion of the trade accounts receivable balance is classified as noncurrent.

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

     Goodwill - Goodwill represents the excess of the purchase price and related costs over the fair value of the net assets of businesses acquired. Goodwill relating to rehabilitative health care acquisitions is primarily being amortized on a straight-line basis over 15 years. Goodwill relating to preventive health care acquisitions is being amortized on a straight-line basis over 15 or 20 years.

     Subsequent payments of earn-out provisions will be accounted for as adjustments to goodwill and amortized on a straight-line basis over the remaining life of the goodwill associated with the acquired company.

     Noncompete Agreements - The Company has entered into a noncompete and separation agreement with a former regional vice president and has entered into noncompete agreements with certain of the former owners of companies acquired. The noncompete and separation agreements cover periods of five to seven years and prohibit the individuals from directly or indirectly competing with the Company. The payments associated with these agreements are amortized over the term of the noncompete agreement.

     Other Intangible Assets - The Company's other intangible assets consist of copyrights, trade names, and contracts. Contracts consist of agreements to provide rehabilitative services on behalf of other health care providers for terms of two to three years. The values assigned by the Company to these intangible assets are based on an independent appraisal. The values assigned to copyrights, trade names, and contracts are amortized on a straight-line basis over 15 years, 15 years, and 2 or 3 years, respectively.

     Recoverability of Long-Lived Assets - The Company reviews long-lived assets and goodwill related to those assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset or group of assets may not be recoverable. The Company considers a history of operating losses to be its primary indicator of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, which is considered to be the continuing operations of an entity acquired. The long-lived assets relating to the operations of an entity acquired are deemed impaired if a forecast of undiscounted future operating cash flows directly related to the entity, including disposal value, if any, is less than its carrying amount. If the operations of an entity acquired are deemed to be impaired, the loss is measured as the amount by which the carrying amount of the long-lived assets directly associated with the operations of the acquired entity exceeds its fair value. Fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, an estimate of fair value is based on the best information available, including prices for similar assets or the results of valuation techniques such as discounted estimated future cash flows as if the decision to continue the operations of the impaired acquired entity was a new investment decision. The Company generally measures fair value by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

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

        Net (Loss) Income Per Common Share - Effective December 15, 1997, the Company adopted SFAS No. 128, Earnings per Share. Net income per share amounts presented for 1996 have been restated for the adoption of SFAS No. 128. Basic net (loss) income per share are computed by dividing net
        (loss) income by the weighted average number of common shares outstanding and contingently issuable shares. Diluted net income per share assumes conversion of convertible subordinated notes as of the beginning of the year, issuance of contingently issuable shares, and exercise of stock options and warrants using the treasury stock method, if dilutive. Diluted net loss per share in 1997 is the same as basic loss per share due to the antidilutive effect of the assumed conversions. The following is a reconciliation of the numerators and denominators used to calculate net (loss) income per share:

                                                                                          1997            1996
        Basic Net (Loss) Income Per Share Computation -
          Net (loss) income                                                          $  (1,046,690)    $  1,005,581

          Weighted average common shares outstanding                                     7,860,020        6,883,421
          Contingently issuable shares                                                      24,068           10,601
                                                                                     -------------     ------------
              Average shares used in basic computation                                   7,884,088        6,894,022
                                                                                     -------------     ------------
          Basic net (loss) income per share                                          $        (.13)    $        .15
                                                                                     =============     ============

        Diluted Net (Loss) Income Per Share Computation -
          Net (loss) income                                                          $  (1,046,690)    $  1,005,581

          Weighted average common shares outstanding                                     7,860,020        6,883,421
          Contingently issuable shares                                                      24,068          302,541
          Dilutive effect of stock options and warrants                                                     395,882
                                                                                     -------------     ------------
              Average shares used in diluted computation                                 7,884,088        7,581,844
                                                                                     -------------     ------------
          Diluted net (loss) income per share                                        $        (.13)    $        .13
                                                                                     =============     ============

          Average shares used in the 1997 diluted computation excludes certain contingently issuable shares of common stock with a value of $500,000 on February 7, 1999, the dilutive effect of stock options and warrants to purchase 2,586,063 shares of common stock, and assumed conversion of convertible subordinated notes into 159,522 shares of common stock due to their antidilutive effect.

          Average shares used in the 1996 diluted computation excludes the dilutive effect of stock options and warrants to purchase 1,248,428 shares of common stock and the assumed conversion of convertible subordinated notes into 189,487 shares of common stock due to their antidilutive effect.

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

          Reclassifications - Certain reclassifications have been made to the December 31, 1996 financial statements to conform to the presentation adopted in the December 31, 1997 financial statements. The reclassifications had no effect on stockholders' equity or net income as previously reported.

2.        ACQUISITIONS

          1997 Acquisitions - In August 1997 the Company completed the acquisition, effective as of July 31, 1997, of all the issued and outstanding stock of Medlink Management Services, Inc. and Medlink Corporation (collectively Medlink), two closely held and related rehabilitation services companies based in Iowa.

          On May 16, 1997, the Company acquired all of the issued and outstanding stock of closely held Duffy and Associates Physical Therapy Corp. (Duffy) of Des Moines, Iowa. Duffy provides outpatient physical therapy, sports medicine, and occupational health services at two clinics in Iowa. It also contracts with area hospitals and corporations and provides services to a high school's athletic teams.

          On April 9, 1997, the Company completed the acquisition of all the issued and outstanding stock of closely held K.A.M. Physical Therapy Services, Corp. (K.A.M.), an Iowa-based provider of rehabilitative services.

          On February 7, 1997, the Company completed the acquisition of certain of the assets and assumed the liabilities of two related and closely held companies: Isernhagen & Associates, Inc. and Isernhagen, Ltd. (collectively Isernhagen). Isernhagen, Minnesota-based companies, provide comprehensive programs and services to professionals who work in industrial rehabilitation and work injury services.

        In connection with the acquisitions, assets purchased and liabilities assumed, notes issued, common stock issued, and cash consideration paid were as follows:

                                                         Medlink         Duffy           K.A.M.        Isernhagen

        Assets acquired:
         Cash                                         $     5,417                    $      3,175
         Accounts receivable                              300,776     $   184,572          24,965      $    108,900
         Other current assets                              23,282           2,280                            13,492
         Property                                          94,518         168,500          30,110             9,159
         Noncompete agreements                             80,000         120,000         160,000           420,000
         Copyrights                                                                                         670,000
         Trade names                                       30,000          50,000          40,000           140,000
         Contracts                                         50,000                         170,000
         Excess of purchase price
           over net assets acquired                        86,998         110,070          80,760           100,990
                                                      -----------     -----------    ------------      ------------
                                                          670,991         635,422         509,010         1,462,541
        Liabilities assumed:
         Accounts payable                                  96,123          97,341          92,407           118,760
         Accrued expenses                                 113,887          24,331          16,603            75,681
         Deferred revenue                                                                                    18,100
         Debt                                              84,606          70,000
                                                      -----------     -----------    ------------      ------------
                                                          294,616         191,672         109,010           212,541
        Notes issued                                                                                        250,000
        Common stock issued                                71,875         143,750         200,000
                                                      -----------     -----------    ------------      ------------
        Cash consideration paid                       $   304,500     $   300,000    $    200,000      $  1,000,000
                                                      ===========     ===========    ============      ============

        The purchase agreements contained noncompete provisions that cover a period of five years and prohibit the former owners from directly or indirectly competing with the Company.

        In connection with the Isernhagen acquisition, the Company agreed to issue common stock with a value of $500,000 on February 7, 1999, provided the former owners of Isernhagen are employed by the Company on that date.

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

        The Isernhagen purchase agreement requires the Company to make annual cash payments of 50% of net income from operations in excess of 25% of revenues, as defined, for each of the five fiscal years through 2002.

        The other purchase agreements require the Company to make annual payments up to 39% of net income from operations, as defined, for each of the five fiscal years through 2002. The annual payment, if any, is due in cash or a combination of cash and the Company's common stock. The number of shares issued in connection with the annual payment is calculated by dividing the portion of the annual payment payable in common stock by $3.50 or the average closing bid price of the Company's common stock for ten trading days, as defined.

        The purchase agreements also required the Company to enter into employment agreements with certain key employees for a term of five years. These agreements provide for minimum aggregate annual salaries of $524,000. The Company also granted stock options to purchase up to 114,999 shares of the Company's common stock at an average per share price of $3.93 in connection with the employment agreements.

        These acquisitions have been accounted for using the purchase method of accounting, and the excess of purchase price over net assets acquired are being amortized over 15 years using the straight-line method. The consolidated statements of operations include the results operations of the acquired companies since their respective acquisition dates.

        1997 Disposals - In January 1997, the Company sold four physical therapy clinics. In May 1997, the Company sold seven additional clinics. The Company received $1,222,500 and notes receivable totaling $450,000. The notes receivable have interest rates of 6% to 7% and require annual or quarterly principal payments. The notes receivable are recorded in Other Assets, except for the current portion of such notes, which are included in Prepaid Expenses and Other. One of the acquiring companies also assumed the Company's non-interest bearing note payable requiring total future payments of $330,000. The gain on sale of the clinics, $545,433, has been subsequently reduced by an increase in bad debt expense of $277,627 relating to the sold clinics' accounts receivable retained by the Company, resulting in a net gain of $267,806. At December 31, 1997, the Company had accounts receivable relating to the sold clinics of approximately $690,000 and had reserved approximately $650,000 as potential bad debts. Any future changes in the estimated reserve will be recorded as an increase or decrease in Selling, General, and Administrative Expenses.

        1996 Acquisitions - On December 1, 1996, the Company completed the acquisition of all of the issued and outstanding stock of closely held The Preferred Companies, Inc. dba Preferred Therapy Providers of America (Preferred). Preferred, an Arizona-based company, is an operator of a national network of independent physical therapy clinics.

        On July 2, 1996, the Company acquired the assets of Physical Therapy of Red Wing (Red Wing), a general partnership engaged in the operation of an outpatient physical therapy clinic.

        On April 1, 1996, the Company acquired the assets of Christopher Breuleux (Breuleux), a sole proprietor engaged in the business of providing preventive health care development consulting services.

        On January 11, 1996, the Company completed the acquisition of all of the assets and assumed the liabilities of closely held Pro Source Fitness, Inc. (Pro Source), a Minnesota-based supplier of fitness equipment and services.

        In connection with the acquisitions, assets purchased and liabilities assumed, notes issued, and cash consideration paid were as follows:

                                                       Preferred       Red Wing       Breuleux         Pro Source

        Assets acquired:
         Cash                                        $      5,121                                    $        9,648
         Accounts receivable                               10,928                                           285,666
         Inventories                                                                                        367,901
         Prepaid expenses and other                         2,040                                            37,676
         Property                                           5,122                                           237,745
         Noncompete                                        20,000     $    25,000
         Excess of purchase price
           over net assets acquired                       998,261          25,000    $     87,511           135,369
                                                     ------------     -----------    ------------    --------------
                                                        1,041,472          50,000          87,511         1,074,005
        Liabilities assumed:
         Accounts payable                                   1,295                                           497,862
         Accrued expenses and other                        21,458                                           116,795
         Deferred revenue                                 342,041
         Debt                                              15,000                                           361,752
                                                     ------------                                    --------------
                                                          379,794                                           976,409
        Notes issued                                      300,000
                                                     ------------     -----------    ------------    --------------
        Cash consideration paid                      $    361,678     $    50,000    $     87,511    $       97,596
                                                     ============     ===========    ============    ==============

        The purchase agreements contained noncompete provisions that cover a period of five years and prohibit the former owners from directly or indirectly competing with the Company.

        The notes issued were convertible, subordinated promissory notes, with an interest rate of 8%, and were due December 1, 1998, unless converted earlier. The convertible, subordinated promissory notes and accrued interest were convertible at the option of the holders after May 30, 1997, at a conversion price of the lesser of 85% of the average bid price per share of the Company's common stock over the immediately preceding 10 days or $4.00 per share. During 1997, the convertible, subordinated promissory notes and accrued interest were converted into 130,358 shares of the Company's common stock.

        The Preferred purchase agreement requires the Company to make annual payments of up to 25% of net income from operations, as defined, for each of the five fiscal years ending December 31, 1997 through 2001. The annual payment, if any, is due in a combination of 50% in cash and 50% in the Company's common stock. The number of shares issued in connection with the annual payment is calculated by dividing the portion of the annual payment payable in common stock by $4.00.

        The Pro Source purchase agreement requires the Company to make an annual cash payment (the earn-out provision) of up to 30% of gross profits, as defined, to the seller for four calendar years starting in 1996. The Company incurred costs relating to the earn-out provisions of $108,714 and $101,429 for 1997 and 1996, respectively.

        The purchase agreements also required the Company to enter into employment agreements with certain key employees for a term of two to five years. These agreements provide for minimum aggregate annual salaries of $485,000. The Company also granted stock options to purchase up to 187,000 shares of the Company's common stock at an average per share price of $3.47 in connection with the employment agreements.

        These acquisitions have been accounted for using the purchase method of accounting, and the excess of purchase price over net assets acquired are being amortized over three to 15 years using the straight-line method. The consolidated statements of operations include the results operations of the acquired companies since their respective acquisition dates.

        Unaudited Pro Forma Information - The following unaudited pro forma revenues of the combined operations of the Company, the 1997 acquisitions, the 1997 disposals, and the 1996 acquisitions, as if the acquisitions had occurred at the beginning of 1996. (Other pro forma information relating to the acquisitions and disposals discussed above are not included due to the impact of the acquired companies being insignificant.) The unaudited pro forma revenues may not necessarily reflect the actual operations of the Company which would have resulted had the acquisitions occurred as of the date presented. The unaudited pro forma information is not necessarily indicative of future revenues for the combined companies.

                                                     1997              1996

        Revenues                                $   33,869,000   $   28,801,000

3.      PROPERTY

        Property at December 31 consists of the following:

                                                                                        1997             1996

        Leasehold improvements                                                      $     314,600    $      370,554
        Office equipment                                                                1,269,787           645,361
        Software                                                                        1,706,373         1,014,506
        Preventive and rehabilitative health care equipment                             1,149,549           934,951
                                                                                    -------------    --------------
                                                                                        4,440,309         2,965,372
        Less accumulated depreciation and amortization                                    842,121           780,037
                                                                                    -------------    --------------
                                                                                    $   3,598,188    $    2,185,335
                                                                                    =============    ==============

        Included in preventive and rehabilitative health care equipment is equipment under capital leases at cost of $229,954 and accumulated amortization of $28,814 as of December 31, 1997.

4.       FINANCING

        On February 17, 1998, the Company entered into a credit agreement (the Credit Agreement) that provides for maximum borrowings of $12.5 million. Interest on outstanding borrowings is computed at the prime rate plus 7.0% with a minimum rate of 15.5%. The Company is required to pay monthly interest payments on outstanding borrowings at the prime rate plus 4.5% with a minimum rate of 13.0%. The remaining interest is added to the outstanding borrowings as of the first of the current month. The Company is also required to pay a monthly servicing fee of $5,000 per month. The Credit Agreement is due on July 17, 1999.

        The Company's borrowings under the Credit Agreement are limited to the lesser of i) $12.5 million, ii) earnings before interest, taxes, depreciation, and amortization, as defined, for the immediately preceding 12-month period multiplied by 375%, decreasing to 350% by June 30, 1998, iii) 90% of revenue, as defined, for the immediately preceding 13-week period, or iv) 90% of accounts receivable collections, as defined, for the immediately preceding 17-week period.

        Borrowings under the Credit Agreement are secured by substantially all of the Company's assets and partially guaranteed by the Company's president. The Credit Agreement contains various restrictive covenants relating to changes in accumulated deficit, maintenance of fixed charge coverage ratio, minimum working capital requirements, prohibits dividend payments, and other matters.

        The Credit Agreement required the Company to pay a closing fee of $317,500, pay $212,991 of the lender's expenses and issue 312,497 shares (the Shares) of the Company's common stock to the lender. The Shares' value, $343,747, was determined based on the market value of the Company's common stock. In addition to the costs above, the Company incurred incremental direct costs of $513,590 relating to the Credit Agreement. These costs will be capitalized as deferred financing costs and amortized using the effective interest method over the life of the Credit Agreement.

        The Credit Agreement also requires the Company to register the Shares with the Securities and Exchange Commission by June 30, 1998. If the registration statement does not become effective on or before September 15, 1998, the interest rate increases by 1.0%.

        The Credit Agreement required a portion of the initial borrowings to be used to repay the Company's revolving line of credit, term note, and a portion of a related party note. The remaining portion of the related party note was paid on February 20, 1998 with proceeds from the equity offering on February 18 and 19, 1998 (the Equity Offering) (see Note 6).

        As a result of the Company repaying existing debt with a portion of the Credit Agreement, its expectation that future operating results will provide for available borrowings of at least equal to the debt repaid, and Equity Offering proceeds, the revolving line of credit, $400,000 of the term note balance, and the related party note that would have been classified as current liabilities have been classified as noncurrent at December 31, 1997.

        Notes Payable - Notes payable at December 31, 1996 consist of the following:

        Revolving line of credit                                $    1,475,000
        Term loan                                                      600,000
        Note payable under unsecured revolving line of credit           15,000
                                                                --------------
                                                                $    2,090,000
                                                                ==============

        At December 31, 1996, the Company had a term loan and credit agreement (the Agreement) that provided for a $600,000 term loan and a revolving line of credit which provided for maximum borrowings of $1.5 million. Borrowings under the Agreement were due May 31, 1997.

        During 1997, the Agreement was amended and restated (the Amended Agreement) increasing the $600,000 term note to $3.275 million, subject to certain conditions, and extended the due dates of the term loan and the revolving line of credit to January 31, 2000. The term note was due in eight quarterly installments of $100,000, beginning January 31, 1998, and with a final payment of $2.475 million on January 31, 2000. Interest on outstanding term loan borrowings was payable monthly and was computed at the prime rate plus 6%. Revolving line of credit borrowings were limited based on eligible borrowings, as defined. Interest on outstanding revolving line of credit borrowings was payable monthly and was computed at the prime rate plus 2%. Borrowings under the Amended Agreement were secured by substantially all the Company's assets and personally guaranteed by the Company's president. The Amended Agreement contained various restrictive covenants relating to quarterly minimum levels of net worth and net income, limitations on additional indebtedness and capital expenditures, prohibits dividend payments, and other matters.

        At December 31, 1996, the Company also had an unsecured revolving line of credit providing up to $50,000 in financing of which $15,000 was outstanding at December 31, 1996. Interest on outstanding borrowings under the line of credit was at 2.60% over the prime rate. The unsecured revolving line of credit was terminated in 1997.

        On February 1, 1996, the Company entered into an agreement with the holder of a convertible note with a face value of $1.0 million. The agreement required a principal payment of $500,000 plus accrued interest and the issuance of a new convertible unsecured promissory note (the New Convertible Note). The agreement also required the Company to reduce the exercise price of the warrant to purchase 250,000 shares of the Company's common stock issued in connection with the convertible note from $4.00 to $3.00 (the New Warrants). A value of $40,000 has been assigned to the New Warrants, based on independent appraisal, which has been credited to additional paid-in capital, resulting in a similar amount of original issue discount. The $500,000 plus accrued interest was paid in 1996.

        During 1996, holders of the New Convertible Note and another convertible note with a face value of $500,000 due June 20, 1996 converted their notes and accrued interest of $68,135 into 456,955 shares of the Company's common stock.

        Long-Term Debt - Long-term debt at December 31 consists of the following:

                                                                                          1997            1996

        Term loan (i)                                                                $   3,275,000
        Revolving line of credit (i)                                                     1,500,000
        Note payable - related party (ii)                                                  500,000
        Convertible, subordinated promissory notes                                         250,000
        Note payable, secured by various property and inventory,
          interest at 10.50%, due in monthly installments of
          $11,594 through 1999, personally guaranteed by the
          Company's president                                                              211,877
        Present value of capital lease obligations, ($687,448 less interest of $203,511) interest from 12.77% to 21.00%
          due through 2001, secured by various property and inventory                      483,937
        Noninterest bearing notes payable, discounted using discount
          rates between 8.75% and 9.25%, with final payment in 1998                         37,371   $      470,964
        Convertible, subordinated promissory notes, converted in 1997                                       300,000
        Note payable, secured by inventory, interest at 9.90%, due in
          monthly installments of $5,209 through 1998                                       30,373           86,804
                                                                                     -------------   --------------
                                                                                         6,288,558          857,768
        Less current portion                                                               503,540          281,278
                                                                                     -------------   --------------
                                                                                     $   5,785,018   $      576,490
                                                                                     =============   ==============

        (i) Paid in February 1998 with Credit Agreement  proceeds.
        (ii)Paid in February 1998 with Credit Agreement and Equity Offering proceeds.

        On August 26, 1997, the Company entered into a $500,000 subordinated note payable with a related party. The note had an interest rate of 12% and was originally due November 24, 1997. The Company also issued a five-year warrant to purchase 20,000 shares of common stock at $3.00 per share in connection with the note. At the Company's option, the Company elected not to repay the note upon maturity and should have issued additional warrants to purchase 5,000 shares of common stock at $3.00 per share. The number of warrant shares and exercise price were also subject to adjustment to equal any more favorable warrant terms that may be granted to an unsecured subordinated lender in a future private placement debt-offering. The Company and the related party are currently negotiating the equity consideration the Company will grant to the related party. The Company expects the equity consideration to be issued will approximate $22,000 and has recorded the amount as an increase in additional paid-in capital and interest expense at December 31, 1997. If the actual equity consideration is significantly different than the Company's estimate, the difference will be recorded in 1998.

        The convertible, subordinated promissory notes outstanding at December 31, 1997 bear interest at 8% and are due May 7, 1998, unless converted earlier. The convertible, subordinated notes and accrued interest are convertible at the option of the holders after August 6, 1997 at a conversion price of the lesser of 85% of the average bid price per share of the Company's common stock over the immediately preceding ten days or $4.00 per share. A value of $44,118 has been assigned to the conversion feature, based on the value of the Company's common stock, which has been credited to additional paid-in capital, resulting in a similar amount of original issue discount.

        Maturities of long-term debt at December 31, 1997 are as follows:

        Years ending December 31:
          1998                                                   $      503,540
          1999                                                        5,490,137
          2000                                                          207,633
          2001                                                           87,248
                                                                 --------------
                                                                 $    6,288,558
                                                                 ==============

        The fair value of the Company's financing is estimated at its carrying value based on the rates currently available to the Company.

5.      COMMITMENTS AND CONTINGENCIES

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

        Costs incurred under operating leases are recorded as rent expense and aggregated approximately $937,000 and $1,338,000 for the years ended December 31, 1997 and 1996, respectively.

        The minimum lease payments due under operating leases at December 31, 1997 are as follows:

        Years ending December 31:
          1998                                                   $      720,040
          1999                                                          534,219
          2000                                                          347,116
          2001                                                          263,127
          2002                                                          103,256
                                                                 --------------
                                                                 $    1,967,758
                                                                 ==============

        Employment Agreements - The Company has entered into employment agreements with certain key employees (including those who were previously employed by the entities the Company acquired) for terms of one to five years. The agreements provide for minimum aggregate annual salaries of approximately $2,469,000 and also provide for incentive awards based on performance.

        During 1997, the Company expensed $236,426 for services provided by an independent contractor who assumed the functions of its Chief Financial Officer. The independent contractor is an executive officer of the Company and a member of the Company's Board of Directors.

        Development Agreements - During 1996, the Company entered into three agreements relating to the development of a management information and control system specifically designed to assist the Company in managing its operations.

          In September 1996, the Company entered into an agreement with a software developer for 70 site licenses and limited service and support for a period of two years from the installment date, as defined. The software will be used in managing the Company's preventive health care operations. The Company agreed to purchase the original site licenses and limited service and support for $370,000, issue 10,000 shares of common stock, and grant an option to purchase 5,000 shares of common stock on each of the first and second anniversaries of the agreement. The site licenses are included in property, except for the value of options to be granted in the future which will be determined on the grant date. The value of the common stock issued, $26,250, was determined based on the market value of the Company's common stock. The options will have an exercise price equal to the fair market value of the Company's common stock on the date of grant. Options to purchase 1,666 shares of common stock vest on the grant date and options to purchase 1,667 shares of common stock vest on the first and second anniversaries of the grant date. After the initial two-year period, the Company may purchase ongoing service and support for the 70 sites at a rate of $75,000 per year and the issuance of an option to purchase 5,000 shares of common stock at an exercise price equal to the fair market value of the Company's common stock. The Company had paid $57,000 of the original purchase price in 1996 and $313,000 in 1997.

          In 1996, the Company entered into agreements with a consulting company (one of the owners of the consulting company is also an executive officer of the Company) for the design and implementation of a management information and control system and to serve as a broker in the purchase and sale of physical therapy clinics. The system will be used primarily in managing the Company's rehabilitative health care operations. Effective July 1, 1997, the Company hired the staff of the consulting company working on the system. From January 1 to June 30, 1997, the Company incurred system costs and consulting costs of $564,500 and $87,500, respectively. The Company also incurred system costs and consulting costs of $513,000 and $124,000, respectively, in 1996. In 1996, the Company issued a warrant to purchase 70,431 shares of common stock at an exercise price of $4.00 in connection with the agreement. The warrant expires in October 2003. The fair market value of the warrant was $70,341.

          In December 1996, the Company entered into an agreement with a software developer and received a paid-up, perpetual, nonexclusive right and license to use the developer's software in managing the Company's rehabilitative health care operations. At the signing of the agreement, the Company agreed to purchase 300 site licenses for $150,000. The Company paid $50,000 for 100 site licenses at the signing of the agreement and purchased 100 site licenses for $50,000 in September 1997. The Company has agreed to purchase another 100 site licenses no later than May 15, 1998. The Company has also agreed to purchase service and support at a rate of $500 per site for the first 125 sites. The rate for service and support for additional sites will be negotiated in the future.

          Benefit Plan - The Company has a defined contribution plan which conforms to IRS provisions for 401(k) plans. Employees are eligible to participate in the plan providing they have attained the age of 21 and have completed one year of service. Participants may contribute up to 15% of their earnings, and the Company may make certain matching contributions. The Company made matching contributions of $106,000 and $67,000 during the years ended December 31, 1997 and 1996, respectively.

          Legal Proceedings - The Company is involved in various claims and lawsuits incident to the operation of its business, including claims arising from accidents or from the negligent provision of physical therapy services. The Company believes that their outcome will not have a material adverse effect on its financial condition, results of operation, or cash flows.

          Guarantee - The Company has received minority interests in two related limited liability companies (LLCs) in exchange for $1,782, guaranteeing a $38,724 obligation for one LLC, and entering into an equipment lease, as lessor, with the other LLC. The Company has deferred the profit on the leased equipment and will recognize the profit ratably over the lease term. The Company has also entered into a management contract with the one of the LLC's to manage the LLC's hospital based fitness center.

6.       EQUITY TRANSACTIONS

          Issuance of Common Stock - In February 1998, the Company obtained gross proceeds of $3,300,000 of equity financing through a private placement of 3,000,000 units, with each unit consisting of one share of common stock and a detachable warrant to purchase one-fourth of a share of common stock at $2.25 per share (the Equity Offering). The warrants are currently exercisable and expire four years from the date of issuance.

          In connection with the private placement, the Company also issued warrants to purchase 300,000 shares of common stock to the selling agents. The selling agents' warrants are exercisable from February 18, 1999 through February 18, 2003 at $1.65 per share and contain a net value exercise provision allowing for the issuance of a lesser number of shares than provided in the warrant without payment of the cash exercise price.

          The Company incurred issuance costs of $515,382 and will incur additional costs in the future as the Company is required to register the shares and warrants with the Securities and Exchange Commission by May 20, 1998.

          Assuming the Equity Offering had taken place on January 1, 1997, the Company's basic and diluted loss per share would have been $.10 for the year ended December 31, 1997.

          During 1997 the Company issued 130,358 shares of common stock to holders of three convertible, subordinated promissory notes electing to convert their notes with face values of $300,000 and accrued interest of $14,756 into common stock.

          During 1997 the Company also issued 35,500 shares of common stock in return for services provided. The value of the common stock issued, $83,594, was based on the market value of the Company's common stock.

          On January 30, 1997, the Company issued 292,829 shares of common stock in connection with the 1995 purchase of a California-based operator of corporate fitness centers. The 1995 purchase agreement provided that if the average closing sale price of the Company's common stock during the fourth quarter of 1996 did not reach at least $6.00 per share, the Company would issue sufficient additional shares so that the aggregate value of the stock consideration received by the sellers equaled $1,200,000 based on the same three month average price calculation.

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

        Stock Options - Effective February 24, 1992, the Board of Directors and stockholders of the Company adopted the 1992 Incentive Stock Option Plan and the 1992 Nonqualified Stock Option Plan (the Plans). On December 31, 1993, the provisions for granting options under the Plans expired. The Plans provided for the grant of options to purchase shares of common stock to key employees and advisors of the Company at exercise prices not less than 100% of the fair market value at the date of grant and 110% for incentive stock options to individuals owning 10% or more of the Company's common stock. During 1994, the Company also granted options outside of the Plans to purchase 52,800 shares of common stock for prices ranging from $1.56 to $3.16 in connection with three employment agreements. During 1995, the Board of Directors and shareholders approved a 1995 Stock Option Plan which reserved 1,000,000 shares for issuance thereunder. In June 1997, the number of shares reserved under the 1995 Stock Option Plan was increased to 2,000,000. The Company has also issued options outside of the plans.

        Generally, the options outstanding (1) are granted at prices equal to the market value of the stock on the date of grant, (2) vest immediately, ratably over a five year vesting period, or one year prior to expiration, and, (3) expire over a period of five or ten years from the date of grant. No previously issued options have been repriced.

        A summary of the status of the Company's stock options are presented below:

                                                                      1997                       1996
                                                            --------------------------  ------------------------
                                                                             Weighted                   Weighted
                                                                              Average                    Average
                                                                             Exercise                   Exercise
                                                               Shares          Price        Shares        Price

        Outstanding at beginning of year                         899,699     $  2.39         725,212     $  1.56
        Granted                                                  762,000        3.14         359,235        3.24
        Exercised                                               (223,000)        .72        (135,000)        .66
        Terminated                                                                           (49,748)       1.09
                                                            ------------                ------------
        Outstanding at end of year                             1,438,699     $  3.05         899,699     $  2.39
                                                            ============     =======    ============     =======

        Options exercisable at year-end                          611,151     $  2.80         510,835     $  1.80
                                                            ============     =======    ============     =======

        Options available under plans for future grants          660,101                     422,101
                                                            ============                ============


        The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25 and related interpretations. No compensation cost has been recognized for options issued to employees under the Plans when the exercise price of the options granted are at least equal to the fair value of the common stock on the date of grant. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1997 and 1996, consistent with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net (loss) income would have changed to the pro forma amounts indicated below:

                                                                                          1997           1996

        Net (loss) income, as reported                                              $  (1,046,690)  $    1,005,581
        Net (loss) income, pro forma                                                   (1,510,236)         822,306

        Basic net (loss) income per common share, as reported                       $        (.13)  $          .15
        Basic net (loss) income per common share, pro forma                                  (.19)             .12

        Diluted net (loss) income per common share, as reported                     $        (.13)  $          .13
        Diluted net (loss) income per common share, pro forma                                (.19)             .11

        The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:

                                                    1997               1996

        Dividend yield                              None               None
        Expected volatility                        55.62%             53.67%
        Expected life of option                 5 or 10 years      5 or 10 years
        Risk-free interest rate                     6.56%              6.23%
        Fair value of options on grant date         $1.64              $1.49

        The following table summarizes information about stock options at December 31, 1997:

                                               Options Outstanding                        Options Exercisable
                                  -----------------------------------------------       ------------------------
                                                  Weighted Average       Weighted                       Weighted
                                                      Remaining           Average                        Average
             Range of               Number        Contractual Life       Exercise         Number        Exercise
          Exercise Prices         Outstanding          (Years)             Price        Exercisable       Price
         $1.25 - $2.50              100,000             .84                 $1.73           90,600         $1.68
          3.00 -  3.50            1,151,699            4.70                  3.01          520,551          3.00
               4.00                 187,000            9.07                  4.00
                                 ----------                                             ----------
                                 1,438,699             5.00                 $3.05          611,151         $2.80
                                 =========             ====               =======       ==========       =======

        Employee Stock Purchase Plan - During 1995, the Board of Directors and Stockholders adopted an Employee Stock Purchase Plan (the Stock Purchase
        Plan). The Stock Purchase Plan allows employees to purchase shares of the Company's common stock at 90% of the fair market value, as defined. The aggregate number of shares that could be issued is 200,000 shares of common stock. During 1997 and 1996, the Company issued 21,137 and 7,317 shares, respectively, under the Stock Purchase Plan.

        Warrants - The Company has issued warrants to directors, selling agents, and consultants in consideration for services performed. The warrants expire at various dates in fiscal years 1997 to 2003. The Company has also issued warrants in connection with the issuance of debt. The warrants issued in connection with the debt expire in 1999 and 2000. Warrant activity is as follows:

                                                                                                       Exercise
                                                             Number of                                   Price
                                                              Shares            Exercisable            Per Share
        Balances at December 31, 1995                         1,228,725            783,725           $ .59 - $4.00
         Granted                                                322,831                                2.63 - 4.00
         Exercised                                              (86,592)           (86,592)             .59 - 2.19
         Became exercisable                                                        447,400             2.63 - 4.00
         Terminated                                            (250,000)                                      4.00
                                                           ------------         ----------
        Balances at December 31, 1996                         1,214,964          1,144,533             1.25 - 4.00
         Granted                                                 20,800                                       3.00
         Exercised                                              (86,800)           (86,800)            1.50 - 2.19
         Became exercisable                                                         91,231             1.50 - 4.00
         Terminated                                              (1,600)            (1,600)                   3.16
                                                           ------------         ----------
        Balances at December 31, 1997                         1,147,364          1,147,364           $1.25 - $4.00
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

7.      INCOME TAXES

        The benefit for income taxes has been offset by a valuation allowance for the year ended December 31, 1997, because the Company's net operating losses could not be carried back and future realization of the net operating loss carryforwards is uncertain. Income tax expense for the year ended December 31, 1996, has been offset by a reduction in the valuation allowance for deferred taxes.

        A reconciliation between taxes computed at the expected federal income tax rate and the effective tax rate for the years ended December 31 is as follows:

                                                                                          1997            1996
        Tax benefit (expense) computed at statutory rates                             $    370,000     $   (350,000)
        State taxes, net of federal effect                                                  60,000          (50,000)
        Nondeductible goodwill amortization                                               (170,000)        (120,000)
        Other                                                                              (50,000)         (10,000)
        Change in valuation allowance                                                     (210,000)         530,000
                                                                                      -------------    ------------
                                                                                      $         -      $         -
                                                                                      =============    ============

        At December 31, 1997, the Company had $1,000,000 of federal and state operating loss carryforwards. The carryforwards expire from 2004 to 2011.

        The tax effect of the temporary differences, tax carryforwards, and valuation allowances at December 31 is as follows:

                                                                                        1997              1996
        Current:
          Accounts and notes receivable                                              $    240,000      $   150,000
          Accrued employee benefits                                                       230,000          170,000
          Accrual to cash basis adjustment                                               (100,000)        (100,000)
          Other                                                                                            (10,000)
          Valuation allowance                                                            (370,000)        (210,000)
                                                                                     ------------      -----------
                                                                                     $         -       $        -
                                                                                     ============      ===========
        Noncurrent:
          Accounts and notes receivable                                              $    330,000      $   140,000
          Accrual to cash basis adjustment                                               (380,000)        (600,000)
          Difference between tax and book depreciation
             and amortization                                                            (200,000)         (90,000)
          Other                                                                            30,000
          Tax loss carryforwards                                                          330,000          610,000
          Valuation allowance                                                            (110,000)         (60,000)
                                                                                     ------------      -----------
                                                                                     $        -        $        -
                                                                                     ============      ===========

8. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NONCASH FINANCING ACTIVITIES

     A summary of supplemental cash flow information and noncash financing for the years ended December 31, is as follows:

                                                                                        1997              1996
        Cash paid for interest (net of capitalized interest of
          $129,440 in 1997)                                                         $     526,306    $      225,434
        Conversion of notes payable and accrued interest to equity                        314,756         1,054,445
        Issuance of notes payable in connection with acquisitions                         250,000           300,000
        Issuance of common stock in connection with acquisitions                          415,625           222,314
        Issuance of stock warrant in connection with the design and implementation of management information and control system
          agreement                                                                        70,431
        Line of credit borrowings refinanced with long-term debt                          750,000
        Notes payable refinanced with long-term debt                                      600,000
        Debt assumed by company acquiring clinics                                         315,492
        Issuance of common stock in connection with a software license
          agreement                                                                        26,250

9.   SEGMENT INFORMATION

     Specific financial information by business segment is included in the following summary:

                                                                                      1997               1996
        Revenues:
          Preventive health care                                                  $   24,917,000    $    21,790,000
          Rehabilitative health care                                                   8,754,000          6,724,000
                                                                                  --------------    ---------------
                                                                                  $   33,671,000    $    28,514,000
                                                                                  ==============    ===============
        Operating income (loss):
          Preventive health care                                                  $    2,594,000    $     2,590,000
          Rehabilitative health care                                                     215,000            608,000
          Corporate                                                                   (3,228,000)        (1,845,000)
                                                                                  --------------    ---------------
                                                                                  $     (419,000)   $     1,353,000
                                                                                  ==============    ===============
        Identifiable assets:
          Preventive health care                                                  $   14,104,000    $    12,518,000
          Rehabilitative health care                                                   8,407,000          5,313,000
          Corporate                                                                    1,221,000            348,000
                                                                                  --------------    ---------------
                                                                                  $   23,732,000    $    18,179,000
                                                                                  ==============    ===============
        Depreciation and amortization:
          Preventive health care                                                  $      532,000    $       632,000
          Rehabilitative health care                                                     645,000            342,000
          Corporate                                                                      135,000            100,000
                                                                                  --------------    ---------------
                                                                                  $    1,312,000    $     1,074,000
                                                                                  ==============    ===============
        Additions to property:
          Preventive health care                                                  $      574,000    $       819,000
          Rehabilitative health care                                                   1,248,000            239,000
          Corporate                                                                      337,000            120,000
                                                                                  --------------    ---------------
                                                                                  $    2,159,000    $     1,178,000
                                                                                  ==============    ===============

10.     SUBSEQUENT EVENT

        On February 27, 1998, the Company completed the acquisition of all the issued and outstanding stock of closely held Midlands Physical Therapy, Inc. (Midlands), a Nebraska-based provider of rehabilitative services. The purchase agreement contained a noncompete provision which covers a period of five years and prohibits the former owners from directly or indirectly competing with the Company. In connection with the acquisition of Midlands, the Company issued 200,000 shares of common stock valued at $362,500 and cash consideration of $650,000.

        The purchase agreement requires the Company to make annual payments up to 35% of net income from operations, as defined, for each of the five fiscal years ending February 28, 1999 through 2003. The annual payment, if any, is due in a combination of 50% in cash and 50% in the Company's common stock. The number of shares issued in connection with the annual payment is calculated by dividing the portion of the annual payment payable in common stock by $3.00. The purchase agreement also requires the Company to make an annual payment of $25,000 for each of the three fiscal years ending February 28, 1999 to 2001 if net income from operations, as defined, exceeds 20%.

        The purchase agreement also required the Company to enter into employment agreements with certain key employees for a term of five years. These agreements provide for minimum aggregate annual salaries of $200,000. The Company also granted stock options to purchase up to 50,000 shares of the Company's common stock at $4.00 per share price in connection with the employment agreements.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The names and ages of the executive officers of the Registrant and their positions and offices presently held are as follows:

Name                                            Age               Position with Company

Loren S. Brink                                  42                Chairman; President and Chief Executive Officer

Charles E. Bidwell                              52                Chief Financial Officer; Treasurer; Director

Charles J. Pappas                               47                President , Health & Fitness Services Division

Thomas H. Coplin                                53                President, Health Fitness Rehab, Inc.

Patrick D. Regan                                40                President, Pro Source Fitness Division

Dennis L. Colacino                              57                Executive Vice President, Research and Development

Michael P. Wise                                 40                Vice President and Corporate Controller

     Loren S. Brink has been President, Chief Executive Officer and Chairman of the Company since its inception in 1981. He holds a Masters Degree in Cardiac Rehabilitation and Adult Fitness from the University of Wisconsin. He has an extensive clinical background, has published numerous articles regarding corporate fitness and speaks frequently at national conferences.

     Charles E. Bidwell has been a Director of the Company since 1988 and has served as a consultant to the Company in the position of Chief Financial Officer since July 1997. Mr. Bidwell is a venture capitalist and has served as a consultant to various companies. From 1981 through April 1994, Mr. Bidwell was the Chief Financial Officer of Red Owl Stores, Inc., a Minneapolis-based food retailer. He has a 25-year history of starting and managing new businesses, as well as significant corporate experience with Tonka, Inc. and Red Owl Stores, Inc. He holds an MBA in Marketing and Finance from Carnegie-Mellon University in Pittsburgh, Pennsylvania.

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

     Thomas H. Coplin has served as President of the Company's Health Fitness Rehab division since January 1997 and was designated an executive officer of the Company in March 1997. Since 1995, Mr. Coplin has been President of Practice Management Consultants, Inc., a physical therapy consulting company. Since 1994, Mr. Coplin has also served as President of Coplin Quarter Horses, a horse breeding operation. From 1981 to 1993, Mr. Coplin was President of Coplin
Physical Therapy Associates, Inc., a physical therapy practice which was acquired by ReHab Clinics, Inc. in 1993 and for whom Mr. Coplin served as Area Vice President for a portion of 1993.

     Patrick D. Regan has served as the President of the Company's Pro Source Fitness division since January 1996 when the Company acquired the assets of such business. Prior to joining the Company, Mr. Regan was the President of Pro Source since 1991.

     Dennis L. Colacino has served as Executive Vice President, Research and Development since April 1997. Prior to joining the Company, from 1995 to June 1997 Mr. Colacino served as Vice President, Marketing and Sales of Scientific Stretching, LTD, a privately held, Canadian manufacturer of proprietary flexibility machines for the international therapeutic and fitness markets. From 1986 to 1995, Mr. Colacino was President of Colacino Group, a consulting firm specializing in the areas of health, preventive medicine, cardiac and orthopedic rehabilitation and fitness. He holds a Ph.D. in Cardiovascular Physiology from the University of Wisconsin and a Masters in Facility Design and Administration from the University of New Mexico.

     Michael P. Wise has served as Vice President and Corporate Controller since December 1997. Prior to joining the Company, from April 1994 through October 1997 Mr. Wise served as a consultant, and Chief Financial Officer, Treasurer and Secretary of The Sled Dogs Company, a publicly held, Minneapolis-based manufacturer, marketer and distributor of snow skates. On November 5, 1997, The Sled Dogs Company filed a voluntary petition under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court, District of Minnesota (Case No. 97-4761-RJK). Mr. Wise filed a claim with the Bankruptcy Court for approximately $50,000 related to wages and severance pursuant to his employment agreement. No plan of reorganization has been confirmed. From April 1986 to March 1994 Mr. Wise was employed by National Computer Systems, Inc., a developer and marketer of information systems and services for education, serving in various financial and sales/marketing management positions. He holds an MBA from the University of St. Thomas, St. Paul, MN and a CPA from the State of Iowa.

     There are no family relationships among any of the Company's directors or executive officers.

     The information required by Item 9 relating to directors and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the sections labeled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, which appear in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders.

ITEM 10. EXECUTIVE COMPENSATION

     The information required by Item 10 is incorporated herein reference to the section labeled "Executive Compensation" which appears in the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 11 is incorporated herein by reference to the section labeled "Principal Shareholders and Management Shareholdings" which appears in the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 12 is incorporated by reference to the section labeled "Certain Transactions" which appears in the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          Exhibits are numbered in accordance with Item 601 of Regulation S-B. See "Exhibit Index" immediately following the signature page of this Form 10-KSB.

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during (or with respect to events occurring in) the last fiscal quarter of the Registrant's 1997 fiscal year.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 14, 1998        HEALTH FITNESS CORPORATION


                             By  /s/ Loren S. Brink
                                Loren S. Brink
                                Chairman, President and Chief Executive Officer (Principal Executive Officer)


                             By  /s/ Charles E. Bidwell
                                Charles E. Bidwell
                                Secretary, Treasurer and Chief Financial Officer (Principal Financial Officer)


                             By  /s/ Michael P. Wise
                                 Michael P. Wise
                                 Vice President and Corporate Controller
                                 (Principal Accounting Officer)

                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears above or below constitutes and appoints Loren S. Brink and Charles E. Bidwell, or either of them, his true and lawful attorneys-in-fact, and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in their respective capacities as directors of the Company.

         Signature                                                               Date
         ---------                                                               ----

         /s/ Loren S. Brink
         Loren S. Brink                              Director                   April 14, 1998

         /s/ Charles E. Bidwell
         Charles E. Bidwell                          Director                   April 14, 1998

         /s/ James A. Bernards
         James A. Bernards                           Director                   April 14, 1998

         /s/ George E. Kline
         George E. Kline                             Director                   April 14, 1998

         /s/ William T. Simonet, M.D.
         William T. Simonet, M.D.                    Director                   April 14, 1998

         /s/ Robert K. Spinner
         Robert K. Spinner                           Director                   April 14, 1998


                                  EXHIBIT INDEX
                           HEALTH FITNESS CORPORATION
                                   FORM 10-KSB


    Exhibit No.       Description

      3.1 Articles of Incorporation, as amended, of the Company - incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997
      3.2 Restated By-Laws of the Company -- incorporated by reference to the Company's Registration Statement on Form SB-2
                No. 33-83784C
      4.1 Specimen of Common Stock Certificate -- incorporated by reference to the Company's Registration Statement on Form
                SB-2 No. 33-83784C
     10.1 Purchase and Sale Agreement dated April 13, 1994 between the Company and Mark W. Siewert and Sports and Orthopedic Physical Therapy, Inc. -- incorporated by reference to the Company's Registration Statement on Form SB-2 No. 33-83784C
    *10.2       Executive  Employment Agreement dated May 22, 1997 between the Company and Loren S. Brink - incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997
     10.3       Standard Office Lease Agreement (Net) dated as of June 13,
                1995 covering a portion of the Company's headquarters - incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996
     10.4 Standard Office Lease Agreement (Net) dated as of September 3, 1997 covering a portion of the Company's headquarters
    *10.5       Company's  1995  Stock  Option  Plan  -  incorporated   by
                reference to the  Company's  Annual  Report on Form 10-KSB for the year ended December 31, 1995
    *10.6       Amendment   to   Company's   1995  Stock   Option  Plan  -
                incorporated by reference to Part II, Item 4 of the Company's Form 10-QSB for the quarter ended June 30, 1997
     10.7 Stock Purchase Agreement dated March 27, 1995 between the Company, William Horton and William Horton as Trustee - incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995
     10.8 Agreement of Purchase and Sale dated December 23, 1996 by and among The Preferred Companies, Inc., its shareholders, and Health Fitness Rehab, Inc. incorporated by reference to the Company's Current Report on Form 8-K filed on January 7, 1997
     10.9 Agreement of Purchase and Sale dated February 7, 1997 by and between Isernhagen & Associates, Inc. and Health Fitness Rehab, Inc. - incorporated by reference to the Company's Current Report on Form 8-K filed on February 21, 1997

     10.10 Agreement of Purchase and Sale dated February 7, 1997 by and between Isernhagen Ltd. and Health Fitness Rehab, Inc. - incorporated by reference to the Company's Current Report on Form 8-K filed on February 21, 1997
     10.11      Systems Design and Implementation  Agreement dated October
                15, 1996 between Practice Management Consultants, Inc. and the Company - incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December
                31, 1996
     10.12 Bridge Loan Agreement dated August 26, 1997 between the Company and Brightbridge Fund I, L.P. - incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997
     10.13      Subordinated  Unsecured  Promissory  Note dated August 26,
                1997 by the Company to Brightbridge Fund I, L.P. - incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30,
                1997
     10.14 Warrant dated August 26, 1997 issued by the Company to Brightbridge Fund I, L.P. - incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997
     10.15 Loan and Security Agreement dated February 17, 1998 between the Company and Madeleine L.L.C.
     21.1       Subsidiaries
     23.1       Consent of Deloitte & Touche LLP
     24.1       Power of Attorney (included on Signature Page)
     27.1       Financial Data Schedule for year ended  December 31, 1997
                (in electronic  version only)
     27.2 Financial Data Schedule for 3-month period ended March 31, 1997 (in electronic version only)
     27.3 Financial Data Schedule for year ended December 31, 1996 (in electronic version only)
     27.4 Financial Data Schedule for 9-month period ended September 30, 1996 (in electronic version only)
     27.5 Financial Data Schedule for 6-month period ended June 30, 1996 (in electronic version only)

-------------------------
*Indicates management contract or compensatory plan or arrangement.