Form 10-Q
period 1998-03-31
HEALTH FITNESS PHYSICAL THERAPY INC
filed 1998-05-15
CIK 886432

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1998

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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         The number of shares outstanding of each of the registrant's classes of capital stock, as of May 12, 1998 was:
                 Common Stock, $.01 par value, 11,786,116 shares

                        PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                           HEALTH FITNESS CORPORATION
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                      March 31,      December 31,
                                                                        1998             1997
                                                                     ------------    ------------

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                            $    795,322    $     81,639
Trade accounts and notes receivable, less allowance
   for doubtful accounts of $245,000 and
   $225,000, respectively                                               6,962,400       6,502,963
Inventories                                                               679,081         810,805
Prepaid expenses and other                                                491,569         533,321
                                                                     ------------    ------------
Total current assets                                                    8,928,372       7,928,728

PROPERTY, less accumulated depreciation of $1,041,390
  and $842,121, respectively                                            3,619,624       3,598,188

OTHER ASSETS:
Goodwill, less accumulated amortization of
  $1,428,569 and $1,276,287, respectively                               9,853,944       8,989,848
Noncompete agreements, less accumulated amortization
  of $335,016 and $279,639, respectively                                  876,834         932,211
Copyrights, less accumulated amortization of
  $52,110 and $40,944, respectively                                       617,890         629,056
Trade names, less accumulated amortization of
  $18,002 and $13,667, respectively                                       241,998         246,333
Contracts, less accumulated amortization of
  $68,609 and $48,194, respectively                                       151,390         171,806
Trade accounts and notes receivable, less allowance
  for doubtful accounts of $600,000
  and $650,000, respectively                                              655,815         679,376
Deferred financing costs, less accumulated amortization of $65,698      1,321,860
Other                                                                     397,012         556,736
                                                                     ------------    ------------
TOTAL ASSETS                                                         $ 26,664,739    $ 23,732,282
                                                                     ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade accounts payable                                               $  1,308,523    $  1,873,472
Accrued salaries, wages, and payroll taxes                              1,556,598       1,779,200
Accrued earn-out                                                          533,444         533,444
Other accrued liabilities                                                 884,836       1,233,538
Current portion of long-term debt                                         435,484         503,540
Deferred revenue                                                        1,717,148       1,844,460
                                                                     ------------    ------------
Total current liabilities                                               6,436,033       7,767,654

LONG-TERM DEBT, less current portion                                    6,403,065       5,785,018

DEFERRED LEASE OBLIGATION                                                  18,270          31,170

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; authorized
   5,000,000 shares, none issued or outstanding
Common stock, $.01 par value; 25,000,000 shares
   authorized; 11,737,325 and 8,136,828 shares
   issued and outstanding, respectively                                   117,574          81,368
Additional paid-in capital                                             16,566,794      12,976,680
Accumulated deficit                                                    (2,812,451)     (2,842,379)
                                                                     ------------    ------------
                                                                       13,871,917      10,215,669
Stockholder note and interest receivable                                  (64,546)        (67,229)
                                                                     ------------    ------------
TOTAL STOCKHOLDERS' EQUITY                                             13,807,371      10,148,440
                                                                     ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 26,664,739    $ 23,732,282
                                                                     ============    ============

See notes to consolidated financial statements.

                  HEALTH FITNESS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                 Three Months Ended
                                                      March 31,
                                               1998           1997
                                          ------------    ------------
REVENUES:
   Preventive health care:
      Health services                     $  5,134,919    $  4,284,067
      Health and fitness products            2,393,036       2,000,293
                                          ------------    ------------
                                             7,527,955       6,284,360
   Rehabilitative health care                2,536,453       1,949,073
                                          ------------    ------------
                                            10,064,408       8,233,433

COSTS OF REVENUES:
   Preventive health care:
      Health services                        3,896,435       3,262,338
      Health and fitness products            2,183,908       1,691,388
                                          ------------    ------------
                                             6,080,343       4,953,726
   Rehabilitative health care                1,785,288       1,621,299
                                          ------------    ------------
                                             7,865,631       6,575,025
                                          ------------    ------------

GROSS PROFIT                                 2,198,777       1,658,408

OPERATING EXPENSES:
   Salaries                                    947,049         487,697
   Selling, general, and administrative        915,673         662,604
                                          ------------    ------------
                                             1,862,722       1,150,301
                                          ------------    ------------
OPERATING INCOME                               336,055         508,107

INTEREST EXPENSE                              (313,929)       (128,861)
OTHER INCOME                                    20,141           2,685
                                          ------------    ------------
                                              (293,788)       (126,176)
                                          ------------    ------------
INCOME BEFORE INCOME TAXES                      42,267         381,931
INCOME TAXES                                    12,339         115,060
                                          ------------    ------------

NET INCOME                                $     29,928    $    266,871
                                          ============    ============

NET INCOME PER SHARE:
   Basic                                  $       --      $       0.04
   Diluted                                        --              0.03

WEIGHTED AVERAGE COMMON SHARES
   ASSUMED OUTSTANDING:
   Basic                                     9,727,060       7,570,689
   Diluted                                  10,035,237       7,916,257


See notes to consolidated financial statements.

                  HEALTH FITNESS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   Three Months Ended
                                                                         March 31,

                                                                    1998           1997
                                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $     29,928    $    266,871
Adjustment to reconcile net income to net cash
   used in operating activities:
      Net gain on disposition of clinic assets                                      (64,142)
      Depreciation and amortization                                 508,814         315,484
      Deferred revenue                                             (127,312)       (168,530)
Change in assets and liabilities, net of acquisitions:
   Trade accounts and notes receivable                             (435,876)       (891,774)
   Inventories                                                      131,724         (66,996)
   Prepaid expenses and other                                        63,502         188,417
   Other assets                                                     112,930          (3,491)
   Trade accounts payable                                          (674,150)       (655,137)
   Accrued liabilities and other                                   (648,311)        465,607
                                                               ------------    ------------
         Net cash used in operating activities                   (1,038,751)       (613,691)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property                                             (23,916)       (583,691)
   Payments for acquisitions, net of liabilities assumed
      and cash acquired                                            (648,794)       (880,000)
   Payments in connection with earn-out provisions                                 (178,966)
   Payments in connection with noncompete agreements                               (120,000)
   Proceeds from sale of physical therapy clinics, net                              172,500
   Collection of non-trade notes receivable                          25,000            --
                                                               ------------    ------------
         Net cash used in investing activities                     (647,710)     (1,590,157)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in checks written in excess of bank balances                            520,727
   Borrowings under line of credit                                5,367,646         913,000
   Repayments of line of credit                                  (6,867,646)       (962,500)
   Repayments of notes payable                                   (3,862,508)           --
   Payment of financing costs                                    (1,025,048)
   Proceeds from long term debt                                   5,864,944       1,600,743
   Repayment of long term debt                                                      (13,591)
   Proceeds from private placement of equity                      2,785,024
   Proceeds from the issuance of common stock                       135,050         145,750
   Advances on notes receivable                                      (2,117)         (4,281)
   Payments received on notes receivable                              4,800           4,000
                                                               ------------    ------------
         Net cash provided by financing activities                2,400,145       2,203,848
                                                               ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                           713,684            --

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                       81,639            --
                                                               ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                       $    795,323    $       --
                                                               ============    ============


See notes to consolidated financial statements.

                   HEALTH FITNESS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the annual financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997. In the opinion of management, the interim consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the results for interim periods presented. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the operating results for the year ending December 31, 1998.

Certain reclassifications have been made to the consolidated statement of income operations for the three months ended March 31, 1997. Such reclassifications had no effect on net income or stockholders' equity as previously reported.

NOTE 2.    ACQUISITIONS

On February 27, 1998, the Company completed the acquisition of all the issued and outstanding stock of closely held Midlands Physical Therapy, Inc. (Midlands), a Nebraska-based provider of rehabilitative services. The purchase agreement contained a noncompete provision that covers a period of five years and prohibits the former owners from directly or indirectly competing with the Company. In connection with the acquisition of Midlands, the Company issued 200,000 shares of common stock valued at $362,500 and cash consideration of $648,794.

The purchase agreement requires the Company to make annual payments up to 35% of Midlands' net income from operations, as defined, for each of the five fiscal years ending February 28, 1999 through 2003. The annual payment, if any, is due in a combination of 50% in cash and 50% in the Company's common stock. The number of shares issued in connection with the annual payment is calculated by dividing the portion of the annual payment payable in common stock by $3.00. The purchase agreement also requires the Company to make an annual payment of $25,000 for each of the three fiscal years ending February 28, 1999 to 2001 if net income from operations, as defined, exceeds 20%.

The purchase agreement also required the Company to enter into employment agreements with certain key employees for a term of five years. These agreements provide for minimum aggregate annual salaries of $200,000. The Company also granted stock options to purchase up to 50,000 shares of the Company's common stock at $4.00 per share in connection with the employment agreements.

Assets acquired:
        Prepaid expenses                                     $       21,750
        Property                                                    196,789
        Excess of purchase price over net assets acquired (i)     1,013,618
                                                                 ----------
                                                                  1,232,157
Liabilities assumed:
        Notes payable                                               111,662
        Accounts payable                                            109,201
Common stock issued                                                 362,500
                                                                 ----------
Cash consideration paid                                      $      648,794
                                                                 ==========
--------------------

(i) The excess of purchase price over net assets acquired will be reviewed by an independent, third party appraiser to allocate appropriate values to tradenames, noncompete agreements and contracts.

NOTE 3.   FINANCING

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

The Credit Agreement required the Company to pay a closing fee of $317,500, pay $212,991 of the lender's expenses and issue 312,497 shares (the Shares) of the Company's common stock to the lender. The Shares' value, $343,747, was determined based on the market value of the Company's common stock. In addition to the costs above, the Company incurred incremental direct costs of $513,590 relating to the Credit Agreement. These costs have been capitalized as deferred financing costs and amortized using the effective interest method over the life of the Credit Agreement.

The Credit Agreement also requires the Company to register the Shares with the Securities and Exchange Commission by June 30, 1998. If the registration statement does not become effective on or before September 15, 1998, the interest rate increases by 1.0%.

The Credit Agreement required a portion of the initial borrowings to be used to repay the Company's revolving line of credit, term note, and a portion of a related party note. The remaining portion of the related party note was paid on February 20, 1998 with proceeds from the equity offering on February 18 and 19, 1998 (the Equity Offering) (see Note 4).

NOTE 4.   STOCKHOLDERS' EQUITY

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

The Company incurred issuance costs of $514,926 and will incur additional costs in the future as the Company is required to register the shares and warrants with the Securities and Exchange Commission by May 20, 1998.

During the three months ended March 31, 1998, the Company received proceeds of $135,000 when holders of stock options and warrants exercised their right to purchase a total of 108,000 shares of common stock at a price of $1.25 per share.

NOTE 5. INCOME TAXES

The provision for income taxes for the three months ended March 31, 1998 and 1997 have been partially offset by a reduction in the valuation allowance for deferred taxes.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, information derived from the consolidated statements of operations of the Company:

                                                            Three Months Ended
                                                                  March 31,
                                          -----------------------------------------------------
                                               1998            %         1997            %
                                          ------------       -----   ------------       -----
REVENUES:
   Preventive health care:
      Health services                     $  5,135,000        51.0%  $  4,284,000        52.0%
      Health and fitness products            2,393,000        23.8%     2,000,000        24.3%
                                          ------------       -----   ------------       -----
                                             7,528,000        74.8%     6,284,000        76.3%
   Rehabilitative health care                2,536,000        25.2%     1,949,000        23.7%
                                          ------------       -----   ------------       -----
                                            10,064,000       100.0%     8,233,000       100.0%

COSTS OF REVENUES:
   Preventive health care:
      Health services                     $  3,896,000        38.7%  $  3,262,000        39.6%
      Health and fitness products            2,184,000        21.7%     1,691,000        20.6%
                                          ------------       -----   ------------       -----
                                             6,080,000        60.4%     4,953,000        60.2%
   Rehabilitative health care                1,785,000        17.8%     1,622,000        19.7%
                                          ------------       -----   ------------       -----
                                             7,865,000        78.2%     6,575,000        79.9%

GROSS PROFIT                                 2,199,000        21.8%     1,658,000        20.1%

OPERATING EXPENSES:
   Salaries                                    947,000         9.4%       488,000         5.9%
   Selling, general, and administrative        916,000         9.1%       662,000         8.0%
                                          ------------       -----   ------------       -----
                                             1,863,000        18.5%     1,150,000        13.9%
                                          ------------       -----   ------------       -----
OPERATING INCOME:
   Preventive health care                      698,000                    733,000
   Rehabilitative health care                   46,000                    106,000
   Corporate                                  (408,000)                  (331,000)
                                          ------------       -----   ------------       -----
TOTAL OPERATING INCOME                         336,000         3.3%       508,000         6.2%

INTEREST EXPENSE                              (314,000)       -3.1%      (129,000)       -1.6%
OTHER INCOME                                    20,000         0.2%         3,000         0.0%
                                          ------------       -----   ------------       -----
                                              (294,000)       -2.9%      (126,000)       -1.6%
                                          ------------       -----   ------------       -----
INCOME BEFORE INCOME TAXES                      42,000         0.4%       382,000         4.6%
INCOME TAXES                                    12,000         0.1%       115,000         1.4%
                                          ------------       -----   ------------       -----

NET INCOME                                $     30,000         0.3%  $    267,000         3.2%
                                          ============       =====   ============       =====


General. The Company is engaged in two principal lines of business: (i) preventive health care and (ii) rehabilitative health care. Preventive health care includes the development, marketing and management of corporate and hospital-based fitness centers (health services) and the sale and servicing of health and fitness products. Rehabilitative health care relates to the operation of physical therapy clinics that provide a full range of rehabilitative services, provides occupational health (injury prevention and work-injury management consulting services) and a network of independent physical therapy clinics.

The Company's preventive health care revenues come from fitness center management and consulting contracts (health services) and the sales and service of health and fitness products. The management and consulting contracts provide for specific management, consulting, and program fees and contain provisions for modification, termination, and non-renewal.

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

The Company incurs costs at three levels: (i) revenue generating sites; (ii) regional sites that work closely with the revenue generating sites; and (iii) general corporate costs. Management views the operational expenses of the regional sites to be an integral component of the revenue generating sites. Therefore, the discussion that follows is of revenues and operating income .

Summary of First Quarter Results. For the quarter ended March 31, 1998, total revenues were up by $1,831,000, or 22.2%, from the quarter ended March 31, 1997, with slightly less than one third of the growth coming from acquisition. Gross profit as a percent of revenue improved almost 2 percentage points, while gross profit dollars increased $541,000, or 32.6%. The increase in gross profit percent was primarily due to the acquisition of better-performing businesses offset by the sale of under-performing businesses in 1997. Operating expenses as a percent of revenue increased 4.6 percentage points, or $713,000 and 62.0% over the prior year period, as the Company made investments in its organization and infrastructure. Operating income as a percent of revenue decreased by approximately 3 percentage points as the investments in organization and infrastructure more than offset the improvements in gross profit. Interest expense increased $185,000 from the prior year period due to the increased level and cost of borrowing. Net income for the quarter ended March 31, 1998 was $30,000, a $237,000 decrease from the prior year period. The decrease was due to the decrease in operating income coupled with the increase in interest expense.

Revenues. Revenues increased $1,831,000, or 22.2%, to $10,064,000 for the three months ended March 31, 1998 from $8,233,000 for the period ended March 31, 1997.

Preventive health care revenues increased $1,244,000, or 19.8%, for the three months ended March 31, 1998 compared to the same period in 1997. The increase was primarily due to the annualized effect of adding a net of 24 corporate fitness center sites under management and the increase in sales of health and fitness products of $393,000, or 19.7%.

Rehabilitative health care revenues increased $587,000, or 30.1%, for the three months ended March 31, 1998, compared to the same period in 1997. The increase was primarily due to the annualized effect of the 1997 acquisitions of the Isernhagen Companies (February 1997), K.A.M. (April 1997), Duffy & Associates (May 1997) and Medlink (August 1997), the acquisition of Midlands Physical Therapy in February 1998 and the increase in patient visits at certain other clinics, partially offset by the lost revenue on four under-performing clinics sold in January 1997 and seven under-performing clinics sold in May 1997. The newly acquired businesses had revenues of $1,482,000 for the three months ended March 31, 1998 versus $279,000 for the three months ended March 31, 1997. The eleven clinics sold had revenues of $797,000 for the three months ended March 31, 1997.

Operating Income. Operating income decreased $172,000 to $336,000 for the three months ended March 31, 1998 from $508,000 for the same period in 1997. Preventive health care operating income decreased $35,000 from $733,000 for the three months ended March 31, 1997 to $698,000 for the same period in 1998. The decrease was due to lower margins being experienced in the health and fitness products line of business versus the prior year. Rehabilitative health care operating income decreased $60,000 to $46,000 for the three months ended March 31, 1998 from $106,000 for the same period in 1997. The decrease was primarily due to the increase in expenses associated with the centralization of certain operations and administrative functions. Corporate expenses increased $77,000 from $331,000 for the three months ended March 31, 1997 to $408,000 for the same period in 1998. The increase was due to the investments made to strengthen the management team.

Interest Expense. Interest expense of $314,000 for the three months ended March 31, 1998 increased $185,000 from $129,000 for the same period in 1997. The increase was due to higher average borrowings and the effective interest rate in 1998 versus 1997.

Other Income. Other income increased $17,000 from $3,000 for the three months ended March 31, 1997 to $20,000 for the same period in 1998.

Income Taxes. Income taxes were calculated based on management's estimate of the Company's effective tax rate partially offset by a reduction in the valuation allowance for deferred taxes.

Net Income. The Company's net income decreased $237,000 to $30,000 or $.00 diluted net income per share for the three months ended March 31, 1998 from $267,000 or $.03 diluted net income per share for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had working capital of $2,492,000 at March 31, 1998 versus working capital of $161,000 at March 31, 1997. The change was primarily due to the increase in cash and accounts receivable and the overall decrease in accounts payable and acrrued liabilities. For the three months ended March 31, 1998, the Company used $1,039,000 of cash in operating activities as compared to $614,000 for the same period in 1997. The increase in usage was due to the reduction in trade accounts payable and other accrued liabilities after the revolving credit facility was in place.

On February 27, 1998, the Company completed the acquisition of all the issued and outstanding stock of closely held Midlands Physical Therapy, Inc. (Midlands), a Nebraska-based provider of rehabilitative services. The purchase agreement contained a noncompete provision that covers a period of five years and prohibits the former owners from directly or indirectly competing with the Company. In connection with the acquisition of Midlands, the Company issued 200,000 shares of common stock valued at $362,500 and cash consideration of $650,000.

In February 1998, the Company entered into a $12,500,000 revolving credit facility with Madeleine L.L.C., an affiliate of Cerberus Partners, L.P. (the "Lender"). The credit facility is secured by all of the Company's assets, including its accounts receivable, inventory, equipment, and general intangibles and is guaranteed in part by the Company's President and Chief Executive Officer. The Company's ability to draw down on the facility is tied to a formula based upon the Company's EBITDA (defined as earnings before interest, taxes, depreciation and amortization), revenues, or collections, whichever is less. The Company paid the Lender a commitment fee equal to 1.5% of the total credit facility, and a closing fee equal to 1.0% of the total credit facility. The Company also issued to the Lender 312,497 shares of common stock. The Company pays the Lender a loan servicing fee of $5,000 per month. The advances under the credit facility accrue interest at a total rate of interest equal to 7.0% in excess of Chase Manhattan's prime rate (but in no event less than 8.5%). Interest accruing at the rate of such prime rate plus 4.5% is payable monthly. Interest accruing at the rate of 2.5% is added to the principal balance of the facility, and will accrue interest until paid. The credit facility is due July 1999. The credit facility is subject to various affirmative and negative covenants customary in transactions of this type, including a requirement to maintain certain financial ratios and limitations on the Company's ability to incur additional indebtedness, to make acquisitions outside of certain established parameters, or to make dividend distributions.

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

Accounting Pronouncement

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 redefines how operating segments are determined and requires disclosures of certain financial and descriptive information about a company's operating segments. The adoption of SFAS No. 131 will increase the number of reportable segments for the Company. In accordance with SFAS No. 131, the additional segment disclosure will be included in the Company's Form 10-K for the year ending December 31, 1998.

Cautionary Statement

Portions of this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contain numerous forward-looking statements that involve a number of risks and uncertainties. Further information on various factors that could cause actual results to differ materially from such forward-looking statements are set forth in the Company's Annual Report on Form 10-KSB.

                          PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

         From time to time, the Company may become involved in various claims and lawsuits incident to the operation of its business, including claims arising from accidents or from the alleged negligent provision of physical therapy services.

Item 2. Changes in Securities

During the quarter ended March 31, 1998, the Company sold the following securities without registration under the Securities Act:

                                                                                 Price per       Exemption Relied Upon
  Date          Amount                        Purchaser(s)                       Share/Unit
2/18/98       2,000,000    Accredited investors purchasing in private              $1.10             Section 4(2)
                Units*     placement
2/18/98        312,497     Common Stock issued to affiliate of Company's            N/A              Section 4(2)
                           lender in connection with loan agreement
2/19/98       1,000,000    Accredited investors purchasing in private              $1.10             Section 4(2)
                Units*     placement
2/28/98        200,000     Common Stock issued to sellers of business as            N/A              Section 4(2)
                           part of purchase price
3/30/98         80,000     Common Stock issued upon exercise of warrant            $1.25             Section 4(2)

--------------------------------------------------------------------------------

*Each Unit consisting of one share of Common Stock and one-fourth (.25) of a warrant to purchase a share of Common Stock at $2.25 per whole share

During the quarter ended March 31, 1998, in addition to stock purchase warrants included in the Units described above, the Company issued the following options, warrants, or other equity securities in consideration of services rendered or to be rendered without registration under the Securities Act:

                                                                            Exercise Price per       Exemption Relied
  Date          Amount           Type               Purchaser(s)                   Share                    Upon
2/18/98         50,000          Warrant       Selling agent in private             $1.65                Section 4(2)
                                                      placement
2/19/98        250,000          Warrant       Selling agent in private             $1.65                Section 4(2)
                                                      placement
2/28/98         25,000          Option                Employee                     $4.00                Section 4(2)
2/28/98         25,000          Option                Employee                     $4.00                Section 4(2)

Item 3.  Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

Item 5. Other Information

         None.


Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

         See Exhibit Index immediately following signature page.

         (b)      Reports on Form 8-K

         No Forms 8-K were filed by the Company during the quarter ended March 31, 1998.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 15, 1998          HEALTH FITNESS CORPORATION


                              By            /s/ Loren S. Brink
                                Loren S. Brink
                                Chairman, President and Chief Executive Officer (Principal Executive Officer)


                              By           /s/ Charles E. Bidwell
                                Charles E. Bidwell
                                Secretary, Treasurer and Chief Financial Officer (Principal Financial Officer)


                              By           /s/ Michael P. Wise
                                Michael P. Wise
                                Vice President and Corporate Controller
                                (Principal Accounting Officer)

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  EXHIBIT INDEX
                           HEALTH FITNESS CORPORATION
                                    FORM 10-Q


    Exhibit No.       Description

     3.1       Articles of  Incorporation,  as amended,  of the Company -
               incorporated  by  reference  to  the  Company's  Quarterly
               Report on Form 10-QSB for the quarter ended June 30, 1997
     3.2       Restated By-Laws of the Company -- incorporated by reference to the Company's Registration Statement on Form SB-2 No. 33-83784C
     4.1       Specimen of Common Stock  Certificate --  incorporated  by reference to the Company's  Registration Statement on Form
               SB-2 No. 33-83784C
   *10.5       Company's 1995 Stock Option Plan, as amended through June 1997
    27.1       Financial  Data Schedule for 3-month  period ended March 31, 1998
               (in electronic version only)


*Indicates management contract or compensatory plan or arrangement.