Form 10-Q
period 1998-06-30
HEALTH FITNESS PHYSICAL THERAPY INC
filed 1998-08-14
CIK 886432

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ______________ to ___________________

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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         The number of shares outstanding of each of the registrant's classes of capital stock, as of August 12, 1998 was:

                 Common Stock, $.01 par value: 11,884,413 shares

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                  HEALTH FITNESS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                              June 30,        December 31,
                                                                                                1998             1997
                                                                                           -------------    -------------

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                                  $     47,328      $    81,639
Trade accounts and notes receivable, less
   allowance for doubtful accounts of $252,000 and
   $225,000, respectively                                                                     8,212,168        6,502,963
Inventories                                                                                     629,025          810,805
Prepaid expenses and other                                                                      405,694          533,321
                                                                                           -------------    -------------
Total current assets                                                                          9,294,215        7,928,728

PROPERTY, less accumulated depreciation of $1,374,943
  and $842,121, respectively                                                                  3,474,872        3,598,188

OTHER ASSETS:
Goodwill, less accumulated amortization of $1,594,499
  and $1,276,287, respectively                                                               10,078,503        8,989,848
Noncompete agreements, less accumulated amortization of
  $390,392 and $279,639, respectively                                                           821,458          932,211
Copyrights, less accumulated amortization of $63,277 and
  $40,944, respectively                                                                         606,723          629,056
Trade names, less accumulated amortization of $22,336
  and $13,667, respectively                                                                     237,664          246,333
Contracts, less accumulated amortization of $89,025 and
  $48,194, respectively                                                                         130,975          171,806
Trade accounts and notes receivable, less allowance for
  doubtful accounts of $338,000
  and $650,000, respectively                                                                  1,022,566          679,376
Deferred financing costs, less accumulated amortization of $315,853                           1,105,489
Other                                                                                           215,563          556,736
                                                                                           -------------    -------------
TOTAL ASSETS                                                                                $26,988,028      $23,732,282
                                                                                           =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade accounts payable                                                                        1,198,894        1,873,472
Accrued salaries, wages, and payroll taxes                                                    1,802,170        1,779,200
Accrued earn-out                                                                                194,058          533,444
Other accrued liabilities                                                                       667,338        1,233,538
Current portion of long-term debt                                                               416,070          503,540
Deferred revenue                                                                              1,723,637        1,844,460
                                                                                           -------------    -------------
Total current liabilities                                                                     6,002,167        7,767,654

LONG-TERM DEBT, less current portion                                                          7,645,590        5,785,018

DEFERRED LEASE OBLIGATION                                                                         9,110           31,170

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; authorized
  5,000,000 shares, none issued or outstanding
Common stock, $.01 par value; 25,000,000 shares
  authorized; 11,830,307 and 8,136,828 shares
  issued and outstanding, respectively                                                          118,303           81,368
Additional paid-in capital                                                                   16,670,884       12,976,680
Accumulated deficit                                                                          (3,397,056)      (2,842,379)
                                                                                           -------------    -------------
                                                                                             13,392,131       10,215,669
Stockholder note and interest receivable                                                        (60,970)         (67,229)
                                                                                           -------------      -----------
TOTAL STOCKHOLDERS' EQUITY                                                                   13,331,161       10,148,440
                                                                                           -------------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $26,988,028      $23,732,282
                                                                                           =============    =============


See notes to consolidated financial statements.

                  HEALTH FITNESS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                        Three Months Ended                          Six Months Ended
                                                             June 30,                                   June 30,
                                                  1998                 1997                  1998                 1997
                                            ---------------       -------------       ----------------      ---------------
REVENUES:
   Preventive health care:
      Health services                       $    5,385,785        $  4,445,095         $   10,520,704       $    8,729,162
      Health and fitness products                1,775,693           1,326,133              4,168,729            3,326,426
                                            ---------------       -------------       ----------------      ---------------
                                                 7,161,478           5,771,228             14,689,433           12,055,588
   Rehabilitative health care                    2,409,477           2,111,717              4,945,930            4,060,790
                                            ---------------       -------------       ----------------      ---------------
                                                 9,570,955           7,882,945             19,635,363           16,116,378

COSTS OF REVENUES:
   Preventive health care:
      Health services                            4,090,091           3,362,090              7,986,526            6,624,428
      Health and fitness products                1,647,868           1,174,591              3,831,776            2,865,979
                                            ---------------       -------------       ----------------      ---------------
                                                 5,737,959           4,536,681             11,818,302            9,490,407
   Rehabilitative health care                    1,956,462           1,903,994              3,741,750            3,525,293
                                            ---------------       -------------          -------------        -------------
                                                 7,694,421           6,440,675             15,560,052           13,015,700
                                            ---------------       -------------       ----------------      ---------------

GROSS PROFIT                                     1,876,534           1,442,270              4,075,311            3,100,678

OPERATING EXPENSES:
   Salaries                                        729,501             530,659              1,676,550            1,018,356
   Selling, general, and administrative          1,218,627             911,132              2,134,300            1,603,736
   Net gain on disposition of clinic assets              -            (422,319)                     -             (452,319)
                                            ---------------       -------------          -------------        -------------
                                                 1,948,128           1,019,472              3,810,850            2,169,773
                                            ---------------       -------------       ----------------      ---------------
OPERATING (LOSS) INCOME                            (71,594)            422,798                264,461              930,905

INTEREST EXPENSE                                  (563,751)           (170,911)              (877,680)            (299,772)
OTHER INCOME                                        38,401              19,562                 58,542               22,247
                                            ---------------       -------------          -------------        -------------
                                                  (525,350)           (151,349)              (819,138)            (277,525)
                                            ---------------       -------------       ----------------      ---------------
(LOSS) INCOME BEFORE INCOME TAXES                 (596,944)            271,449               (554,677)             653,380
INCOME TAX BENEFIT (EXPENSE)                        12,339             (63,345)                     -             (178,405)
                                            ---------------       -------------       ----------------      ---------------

NET (LOSS) INCOME                            $    (584,605)        $   208,104         $     (554,677)       $     474,975
                                            ===============       =============       ================      ===============

NET (LOSS) INCOME PER SHARE:
   Basic                                     $       (0.05)     $         0.03      $           (0.05)    $           0.06
   Diluted                                           (0.05)               0.03                  (0.05)                0.06

WEIGHTED AVERAGE COMMON SHARES
   ASSUMED OUTSTANDING:
   Basic                                        11,769,808           7,809,184             10,754,077            7,690,595
   Diluted                                      11,769,808           8,125,056             10,754,077            8,018,786


See notes to consolidated financial statements.

                  HEALTH FITNESS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                           Six Months Ended
                                                                                                June 30,

                                                                                      1998                       1997
                                                                                ---------------           -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                                $    (554,677)            $       474,975
Adjustment to reconcile net (loss) income to net cash
   used in operating activities:
      Net gain on disposition of clinic assets                                               -                    (496,461)
      Depreciation and amortization                                                  1,232,330                     617,031
      Deferred revenue                                                                (167,470)                    (43,769)
Change in assets and liabilities, net of acquisitions:
   Trade accounts and notes receivable                                              (1,896,337)                   (516,443)
   Inventories                                                                         181,780                    (148,368)
   Prepaid expenses and other                                                           40,200                     233,642
   Other assets                                                                          9,436                     (51,659)
   Trade accounts payable                                                             (880,703)                 (1,329,870)
   Accrued liabilities and other                                                      (589,539)                    186,625
                                                                                ---------------           -----------------
         Net cash used in operating activities                                      (2,624,980)                 (1,074,297)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property                                                                (81,394)                   (912,019)
   Payments for acquisitions, net of liabilities assumed
      and cash acquired                                                               (858,794)                 (1,221,825)
   Payments in connection with earn-out provisions                                    (367,802)                   (178,966)
   Payments in connection with noncompete agreements                                         -                    (275,000)
   Proceeds from sale of physical therapy clinics, net                                       -                   1,220,600
   Collection of non-trade notes receivable                                            335,713                           -
                                                                                ---------------           -----------------
         Net cash used in investing activities                                        (972,277)                 (1,367,210)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in checks written in excess of bank balances                                     -                       6,592
   Net borrowings under line of credit                                               5,412,925                      10,000
   Payment of financing costs                                                         (992,594)                          -
   Proceeds from long term debt                                                              -                   2,519,269
   Repayment of long term debt                                                      (3,843,535)                   (246,663)
   Proceeds from private placement of equity                                         2,785,024                           -
   Proceeds from the issuance of common stock                                          194,867                     152,540
   Advances on notes receivable                                                         (4,140)                     (4,281)
   Payments received on notes receivable                                                10,399                       4,050
                                                                                ---------------           -----------------
         Net cash provided by financing activities                                   3,562,946                   2,441,507
                                                                                ---------------           -----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (34,310)                          -

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                          81,639                           -
                                                                                ---------------           -----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $      47,329             $             -
                                                                                ===============           =================


See notes to consolidated financial statements.

                   HEALTH FITNESS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the annual financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997. In the opinion of management, the interim consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the results for interim periods presented. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the operating results for the year ending December 31, 1998.

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." For the periods presented, comprehensive (loss) income is the same as net (loss) income.

Certain reclassifications have been made to the consolidated statements of income for the three and six months ended June 30, 1998. Such reclassifications had no effect on net income or stockholders' equity as previously reported.

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

Assets acquired:
        Prepaid expenses                                      $       21,750
        Property                                                     196,789
        Excess of purchase price over net assets acquired(i)       1,025,402
                                                              --------------
                                                                   1,243,941
Liabilities assumed:
        Notes payable                                                111,662
        Accounts payable                                             120,985
Common stock issued                                                  362,500
                                                              --------------
Cash consideration paid                                       $      648,794
                                                              ==============
------------------------------------
(i)The excess of purchase price over net assets acquired will be reviewed by an independent, third party appraiser to allocate appropriate values to trade names, noncompete agreements and contracts.

On June 4, 1998, the Company completed the acquisition of all the issued and outstanding stock of closely held David W. Pickering, Inc. (DWP), a Rhode Island corporation doing business as International Fitness Club Network (IFCN). IFCN is in the business of organizing and maintaining a network of commercial fitness and health clubs and marketing memberships in such clubs to employers and insurance companies (the "IFCN Business"). The IFCN Business was formerly conducted by the International Health and Racquet Sports Association (IHRSA). The purchase agreement contained a noncompete provision that covers a period of five years and prohibits the former owner from directly or indirectly competing with the Company. In connection with the acquisition of DWP, the Company issued 30,000 shares of common stock valued at $45,000, an automobile valued at approximately $30,000 and cash consideration of $210,000.

The purchase agreement requires the Company to make annual payments up to 45% of DWP's net income from operations, as defined, for each of the five fiscal years ending May 31, 1999 through 2003. The annual payment, if any, is due in a combination of 50% in cash and 50% in the Company's common stock. The number of shares issued in connection with the annual payment is calculated by dividing the portion of the annual payment payable in common stock by $3.00

The Company also entered into a five year, management agreement with International Club Network, Inc. (ICN) to manage the IFCN Business on behalf of the Company. ICN is owned and operated by the former shareholder of DWP. The management agreement requires the Company to compensate ICN at the rate of $125,000 per year payable monthly. As additional compensation, the Company will grant ICN nonqualified stock options to purchase up to 15,000 shares of the Company's common stock at an exercise price equal to the fair market value of the Company's common stock on the last day of each DWP earn-out year provided DWP's earn-out ratio is at least 20%.

Assets acquired:
        Accounts receivable                                    $      156,058
        Prepaid expenses                                               10,070
        Property                                                       14,178
        Excess of purchase price over net assets acquired(i)          353,050
                                                               --------------
                                                                      533,356
Liabilities assumed:
        Notes payable                                                  92,050
        Accounts payable                                               85,140
        Deferred revenue                                               46,647
        Accrued expenses                                               24,249
Property                                                               30,270
Common stock issued                                                    45,000
                                                               --------------
Cash consideration paid                                        $      210,000
                                                               ==============
------------------------------------
(i)The excess of purchase price over net assets acquired will be reviewed by an independent, third party appraiser to allocate appropriate values to trade names, noncompete agreements and contracts.

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

On June 26, 1998, the Company amended the Credit Agreement. The amendment modified certain covenants and requires the Company to maintain a "Special Availability Reserve" in an amount equal to the Borrowing Base (as defined below) minus $8,000,000 (see Exhibit 10.3).

The Company's Borrowing Base under the Credit Agreement is equal to (a) the lesser of i) $12.5 million, ii) earnings before interest, taxes, depreciation, and amortization, as defined, for the immediately preceding 12-month period multiplied by 375%, decreasing to 350% by June 30, 1998, iii) 90% of revenue, as defined, for the immediately preceding 13-week period, or iv) 90% of accounts receivable collections, as defined, for the immediately preceding 17-week period, minus (b) required reserves.

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

During the six months ended June 30, 1998, the Company received proceeds of $140,000 when holders of stock options and warrants exercised their right to purchase a total of 112,000 shares of common stock at a price of $1.25 per share. The Company also issued 38,982 shares of common stock in connection with the Company's employee stock purchase plan.

NOTE 5.     INCOME TAXES

The benefit for income taxes has been offset by a valuation allowance for the three and six months ended June 30, 1998, because the Company's net operating losses could not be carried back and future realization of the net operating loss carryforwards is uncertain. Income tax expense for the three and six months ended June 30, 1997, has been offset by a reduction in the valuation allowance for deferred taxes.

NOTE 6.   NET (LOSS) INCOME PER COMMON SHARE

Basic net (loss) income per share are computed by dividing net (loss) income by the weighted average number of common shares outstanding and contingently issuable shares. Diluted net (loss) income per share assumes conversion of convertible subordinated notes as of the beginning of the year, issuance of contingently issuable shares, and exercise of stock options and warrants using the treasury stock method, if dilutive. For the three and six months ended June 30, 1998, diluted net loss per share is the same as basic loss per share due to the antidilutive effect of the assumed conversions. The following is a reconciliation of the numerators and denominators used to calculate net (loss) income per share:

                                                         Three Months Ended            Six Months Ended
                                                               June 30                      June 30
                                                   ----------------------------   ----------------------------
                                                        1998            1997           1998            1997
Basic Net (Loss) Income Per Share Computation:
   Net (loss) income                               $   (584,605)   $    208,104   $   (554,677)   $    474,975

   Weighted average common shares outstanding        11,769,808       7,809,184     10,754,077       7,642,060
   Contingently issuable shares                            --              --             --            48,535
                                                   ------------    ------------   ------------    ------------
      Average shares used in basic computation       11,769,808       7,809,184     10,754,077       7,690,595
                                                   ------------    ------------   ------------    ------------
   Basic net (loss) income per share               $      (0.05)   $       0.03   $      (0.05)   $       0.06
                                                   ============    ============   ============    ============

Diluted Net (Loss) Income Per Share Computation:
   Net (loss) income                               $   (584,605)   $    208,104   $   (554,677)   $    474,975

   Weighted average common shares outstanding        11,769,808       7,809,184     10,754,077       7,642,060
   Contingently issuable shares                            --           190,476           --           199,022
   Dilutive effect of stock option and warrants            --           125,396           --           177,704
                                                   ------------    ------------   ------------    ------------
      Average shares used in diluted computation     11,769,808       8,125,056     10,754,077       8,018,786
                                                   ------------    ------------   ------------    ------------
   Diluted net (loss) income per share             $      (0.05)   $       0.03   $      (0.05)   $       0.06
                                                   ============    ============   ============    ============

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, information derived from the consolidated statements of operations of the Company:

                                                             Three Months Ended June 30,
                                              -------------------------------------------------------
                                                 1998            %              1997            %
                                              -----------     ---------     -----------     ---------
REVENUES:
   Preventive health care:
      Health services                         $ 5,386,000        56.3%      $ 4,445,000        56.4%
      Health and fitness products               1,776,000        18.5%        1,326,000        16.8%
                                              -----------     ---------     -----------     ---------
                                                7,162,000        74.8%        5,771,000        73.2%
   Rehabilitative health care                   2,409,000        25.2%        2,112,000        26.8%
                                              -----------     ---------     -----------     ---------
                                                9,571,000       100.0%        7,883,000       100.0%

COSTS OF REVENUES:
   Preventive health care:
      Health services                           4,090,000        42.8%        3,362,000        42.6%
      Health and fitness products               1,648,000        17.2%        1,175,000        14.9%
                                              -----------     ---------     -----------     ---------
                                                5,738,000        60.0%        4,537,000        57.5%
   Rehabilitative health care                   1,956,000        20.4%        1,904,000        24.2%
                                              -----------     ---------     -----------     ---------
                                                7,694,000        80.4%        6,441,000        81.7%
                                              -----------     ---------     -----------     ---------

GROSS PROFIT                                    1,877,000        19.6%        1,442,000        18.3%

OPERATING EXPENSES:
   Salaries                                       730,000         7.6%          531,000         6.7%
   Selling, general, and administrative         1,218,000        12.7%          910,000        11.5%
   Net gain on disposition of clinic assets          --           0.0%         (422,000)       -5.3%
                                              -----------     ---------     -----------     ---------
                                                1,948,000        20.3%        1,019,000        12.9%
OPERATING (LOSS) INCOME:
   Preventive health care                         642,000                       403,000
   Rehabilitative health care                    (260,000)                       (1,000)
   Corporate                                     (453,000)                       21,000
                                              -----------     ---------     -----------     ---------
TOTAL OPERATING (LOSS) INCOME                     (71,000)       -0.7%          423,000         5.4%

INTEREST EXPENSE                                 (564,000)       -5.9%         (171,000)       -2.2%
OTHER INCOME                                       38,000         0.4%           19,000         0.2%
                                              -----------     ---------     -----------     ---------
                                                 (526,000)       -5.5%         (152,000)       -2.0%
                                              -----------     ---------     -----------     ---------
NET (LOSS) INCOME BEFORE INCOME TAXES            (597,000)       -6.2%          271,000         3.4%
INCOME TAX BENEFIT (EXPENSE)                       12,000         0.1%          (63,000)       -0.8%
                                              -----------     ---------     -----------     ---------

NET (LOSS) INCOME                             $  (585,000)       -6.1%      $   208,000         2.6%
                                              ===========     =========     ===========     =========


                                                               Six Months Ended June 30,
                                             ------------------------------------------------------
                                                  1998           %              1997          %
                                             ------------     ---------     -----------    --------
REVENUES:
   Preventive health care:
      Health services                        $ 10,520,000        53.6%      $ 8,729,000        54.2%
      Health and fitness products               4,169,000        21.2%        3,326,000        20.6%
                                             ------------     ---------     -----------     ---------
                                               14,689,000        74.8%       12,055,000        74.8%
   Rehabilitative health care                   4,946,000        25.2%        4,061,000        25.2%
                                             ------------     ---------     -----------     ---------
                                               19,635,000       100.0%       16,116,000       100.0%

COSTS OF REVENUES:
   Preventive health care:
      Health services                           7,986,000        40.7%        6,624,000        41.1%
      Health and fitness products               3,832,000        19.5%        2,866,000        17.8%
                                             ------------     ---------     -----------     ---------
                                               11,818,000        60.2%        9,490,000        58.9%
   Rehabilitative health care                   3,742,000        19.0%        3,525,000        21.9%
                                             ------------     ---------     -----------     ---------
                                               15,560,000        79.2%       13,015,000        80.8%
                                             ------------     ---------     -----------     ---------

GROSS PROFIT                                    4,075,000        20.8%        3,101,000        19.2%

OPERATING EXPENSES:
   Salaries                                     1,677,000         8.5%        1,018,000         6.3%
   Selling, general, and administrative         2,134,000        10.9%        1,604,000         9.9%
   Net gain on disposition of clinic assets          --           0.0%         (452,000)       -2.8%
                                             ------------     ---------     -----------     ---------
                                                3,811,000        19.4%        2,170,000        13.4%
                                             ------------     ---------     -----------     ---------
OPERATING (LOSS) INCOME:
   Preventive health care                       1,340,000                     1,136,000
   Rehabilitative health care                    (213,000)                      105,000
   Corporate                                     (863,000)                     (310,000)
                                             ------------     ---------     -----------     ---------
TOTAL OPERATING (LOSS) INCOME                     264,000         1.4%          931,000         5.8%

INTEREST EXPENSE                                 (878,000)       -4.5%         (300,000)       -1.9%
OTHER INCOME                                       59,000         0.3%           22,000         0.1%
                                             ------------     ---------     -----------     ---------
                                                 (819,000)       -4.2%         (278,000)       -1.8%
                                             ------------     ---------     -----------     ---------
(LOSS) INCOME BEFORE INCOME TAXES                (555,000)       -2.8%          653,000         4.0%
INCOME TAX BENEFIT (EXPENSE)                         --           0.0%         (178,000)       -1.1%
                                             ------------     ---------     -----------     ---------

NET (LOSS) INCOME                            $   (555,000)       -2.8%      $   475,000         2.9%
                                             ============     =========     ===========     =========


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

The Company's rehabilitation revenues come from physical therapy services provided to patients at Company owned locations and at hospital and corporate locations; annual fees paid by independent physical therapy clinic network members for consulting and group buying services; and program and consulting fees paid by employers, insurers and others for occupational health services. Net revenues provided to patients at Company owned and worksite locations are a function of the number of patients treated, the payor mix and the average net charge per treatment. Consequently, two patients provided substantially similar treatments might result in different net revenues because of differing reimbursement environments.

The Company incurs costs at three levels: (i) revenue generating sites; (ii) regional sites that work closely with the revenue generating sites; and (iii) general corporate costs. Management views the operational expenses of the regional sites to be an integral component of the revenue generating sites. Therefore, the discussion that follows is of revenues and operating income.

Summary of Results for the Three Months Ended June 30, 1998. For the three months ended June 30, 1998, total revenues were up by $1,688,000, or 21.4%, from the three months ended June 30, 1997, with slightly less than one third of the growth coming from acquisition. Gross profit as a percent of revenue improved
1.3 percentage points, while gross profit dollars increased $435,000, or 30.2%. The increase in gross profit percent was primarily due to the acquisition of better-performing businesses offset by the sale of under-performing businesses in 1997. Operating expenses as a percent of revenue increased 7.4 percentage points, or $929,000 and 91.2% over the prior year period. A portion of this increase was due to the 1997 operating expenses being partially offset by a $422,000 net gain on disposition of clinic assets. The remaining increase was due to administration, organization and infrastructure investments made within the rehabilitative health care business. The Company incurred an operating loss for the period as the investments made in the rehabilitative health care business more than offset the improvements in gross profit. Interest expense increased $393,000 from the prior year period due to the increased level and cost of borrowing. Net loss for the three months ended June 30, 1998 was $585,000, a $793,000 decrease in net income from the prior year period. The decrease was due to the reduction in operating income coupled with the increase in interest expense.

Revenues. Revenues increased $1,688,000, or 21.4%, to $9,571,000 for the three months ended June 30, 1998 from $7,883,000 for the same period ended June 30, 1997.

Preventive health care revenues increased $1,391,000, or 24.1%, for the three months ended June 30, 1998 compared to the same period in 1997. The increase was primarily due to the annualized effect of adding a net of 30 corporate fitness center sites under management and the increase in sales of health and fitness products of $450,000, or 33.9%.

Rehabilitative health care revenues increased $297,000, or 14.1%, for the three months ended June 30, 1998, compared to the same period in 1997. The increase was due to the annualized effect of the 1997 acquisitions of K.A.M. (April
1997), Duffy & Associates (May 1997) and Medlink (August 1997), the acquisition of Midlands Physical Therapy in February 1998 and the increase in patient visits at certain other clinics, partially offset by the lost revenue at four under-performing clinics sold in January 1997 and seven under-performing clinics sold in May 1997. The newly acquired businesses had revenues of $1,555,000 for the three months ended June 30, 1998 versus $627,000 for the three months ended June 30, 1997. The eleven clinics sold had revenues of $439,000 for the three months ended June 30, 1997.

Operating (Loss) Income. The operating loss for the three months ended June 30, 1998 was $71,000 compared to operating income of $423,000 for the same period in 1997.

Preventive health care operating income increased $239,000 from $403,000 for the three months ended June 30, 1997 to $642,000 for the same period in 1998. The increase was primarily due the annualized effect of adding a net of 30 corporate fitness center sites under management.

Rehabilitative health care experienced an operating loss of $260,000 for the three months ended June 30, 1998 compared to an operating loss of $1,000 for the same period in 1997. The increase in loss was primarily due to the increase in expenses associated with the centralization of certain operations, infrastructure and administrative functions.

Excluding the $422,000 net gain on disposition of clinic assets associated with the under-performing clinics sold in 1997, corporate expenses increased $52,000 from $401,000 for the three months ended June 30, 1997 to $453,000 for the same period in 1998.

Interest Expense. Interest expense of $564,000 for the three months ended June 30, 1998 increased $393,000 from $171,000 for the same period in 1997. The increase was due to higher average borrowings and the effective interest rate in 1998 versus 1997.

Other Income. Other income increased $19,000 from $19,000 for the three months ended June 30, 1997 to $38,000 for the same period in 1998.

Income Taxes. Income taxes were calculated based on management's estimate of the Company's effective tax rate. The benefit for income taxes for the three months ended June 30,1998 has been offset by a valuation allowance because the Company's net operating loss could not be carried back and future realization of the net operating loss is uncertain. Income tax expense for the three months ended June 30, 1997 has been partially offset by a reduction in the valuation allowance for deferred taxes.

Net (Loss) Income. The Company experienced a net loss for the three months ended June 30, 1998 of $585,000, or $.05 diluted net loss per share compared to net income of $208,000, or $.03 diluted net income per share for the same period in 1997.

Summary of Results for the Six Months Ended June 30, 1998. For the six months ended June 30, 1998, total revenues increased $3,519,000, or 21.8%, from the six months ended June 30, 1997, with slightly less than one third of the growth coming from acquisition. Gross profit as a percent of revenue improved 1.6 percentage points, while gross profit dollars increased $974,000, or 31.4%. The increase in gross profit percent was primarily due to the acquisition of better-performing businesses offset by the sale of under-performing businesses in 1997. Operating expenses as a percent of revenue increased 6.0 percentage points, or $1,641,000 and 75.6% over the prior year period. A portion of this increase was due to the 1997 operating expenses being partially offset by a $452,000 net gain on disposition of clinic assets. Approximately $987,000 of the remaining increase was due to administration, organization and infrastructure investments within rehabilitative health care. The balance of the increase, $202,000, was due to key additions to the Company's management team. Operating income for the six months ended June 30, 1998 decreased $667,000 from the same period in 1997. The decrease in operating income was primarily due to the $452,000 net gain on disposition of the underperforming clinics that occurred in 1997 coupled with the increase in operating expenses associated with the investments made in administration, organization and infrastructure within rehabilitative health care and the key additions to the Company's management. Interest expense increased $578,000 from the prior year period due to the increased level and cost of borrowing. Net loss for the six months ended June 30, 1998 was $555,000, a $1,030,000 decrease in net income from the prior year period. The decrease was due to the reduction in operating income coupled with the increase in interest expense.

Revenues. Revenues increased $3,519,000, or 21.8%, to $19,635,000 for the six months ended June 30, 1998 from $16,116,000 for the same period ended June 30, 1997.

Preventive health care revenues increased $2,634,000, or 21.8%, for the six months ended June 30, 1998 compared to the same period in 1997. The increase was primarily due to the annualized effect of adding a net of 30 corporate fitness center sites under management and the increase in sales of health and fitness products of $843,000, or 25.3%.

Rehabilitative health care revenues increased $885,000, or 21.8%, for the six months ended June 30, 1998, compared to the same period in 1997. The increase was due to the annualized effect of the 1997 acquisitions of the Isernhagen Companies (February 1997), K.A.M. (April 1997), Duffy & Associates (May 1997) and Medlink (August 1997), the acquisition of Midlands Physical Therapy in February 1998 and the increase in patient visits at certain other clinics, partially offset by the lost revenue on four under-performing clinics sold in January 1997 and seven under-performing clinics sold in May 1997. The newly acquired businesses had revenues of $3,038,000 for the six months ended June 30, 1998 versus $906,000 for the six months ended June 30, 1997. The eleven clinics sold had revenues of $1,236,000 for the six months ended June 30, 1997.

Operating Income. Operating income for the six months ended June 30, 1998 was $264,000 compared to $931,000 for the same period in 1997, a decrease of $667,000.

Preventive health care operating income increased $204,000 from $1,136,000 for the six months ended June 30, 1997 to $1,340,000 for the same period in 1998. The increase was primarily due to the annualized effect of adding a net 30 corporate fitness center sites under management.

Rehabilitative health care experienced an operating loss of $213,000 for the six months ended June 30, 1998 compared to operating income of $105,000 for the same period in 1997. The change from income to loss was primarily due to the increase in operating expenses associated with the centralization of certain operations, infrastructure and administrative functions.

Excluding the net gain on disposition of clinic assets associated with the under-performing clinics sold in 1997, corporate expenses increased $101,000 from $762,000 for the six months ended June 30, 1997 to $863,000 for the same period in 1998. The increase was primarily due to the investments made to strengthen the management team.

Interest Expense. Interest expense of $878,000 for the six months ended June 30, 1998 increased $578,000 from $300,000 for the same period in 1997. The increase was due to higher average borrowings and the effective interest rate in 1998 versus 1997.

Other Income. Other income increased $37,000 from $22,000 for the six months ended June 30, 1997 to $59,000 for the same period in 1998.

Income Taxes. Income taxes were calculated based on management's estimate of the Company's effective tax rate. The benefit for income taxes for the six months ended June 30,1998 has been offset by a valuation allowance because the Company's net operating loss could not be carried back and future realization of the net operating loss is uncertain. Income tax expense for the six months ended June 30, 1997 has been partially offset by a reduction in the valuation allowance for deferred taxes.

Net (Loss) Income. The Company experienced a net loss for the six months ended June 30, 1998 of $555,000, or $.05 diluted net loss per share compared to net income of $475,000, or $.06 diluted net income per share for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $3,292,000 at June 30, 1998 versus working capital of $161,000 at December 31, 1997. The change was primarily due to the increase in accounts receivable and the overall decrease in accounts payable and accrued liabilities. For the six months ended June 30, 1998, the Company used $2,625,000 of cash in operating activities as compared to $1,074,000 for the same period in 1997. The increase in usage was primarily due to the increase in trade accounts and notes receivable.

As of June 30, 1998, the Company had $1,087,000 of availability under its revolving credit facility with Madeleine L.L.C.

On June 4, 1998, the Company completed the acquisition of all the issued and outstanding stock of closely held David W. Pickering, Inc. (DWP), a Rhode Island corporation doing business as International Fitness Club Network (IFCN). IFCN is in the business of organizing and maintaining a network of commercial fitness and health clubs and marketing memberships in such clubs to employers and insurance companies. The purchase agreement contained a non-compete provision that covers a period of five years and prohibits the former owner from directly or indirectly competing with the Company. In connection with the acquisition of DWP, the Company issued 30,000 shares of common stock valued at $45,000, an automobile valued at approximately $30,000 and cash consideration of $210,000.

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

On June 26, 1998, the Company amended its revolving credit facility with Madeleine L.L.C., an affiliate of Cerberus Partners, L.P. (the "Lender"). The amendment requires the Company to maintain a "Special Availability Reserve" in an amount equal to the Borrowing Base (as defined) minus $8,000,000. The Company's ability to draw down on the facility is tied to the Borrowing Base formula which is based upon the Company's EBITDA (defined as earnings before interest, taxes, depreciation and amortization), revenues, or collections, whichever is less. The credit facility is secured by all of the Company's assets, including its accounts receivable, inventory, equipment, and general intangibles and is guaranteed in part by the Company's President and Chief Executive Officer. The Company paid the Lender a commitment fee equal to 1.5% of the total credit facility, and a closing fee equal to 1.0% of the total credit facility. The Company also issued to the Lender 312,497 shares of common stock. The Company pays the Lender a loan servicing fee of $5,000 per month. The advances under the credit facility accrue interest at a total rate of interest equal to 7.0% in excess of Chase Manhattan's prime rate (but in no event less than 8.5%). Interest accruing at the rate of such prime rate plus 4.5% is payable monthly. Interest accruing at the rate of 2.5% is added to the principal balance of the facility, and will accrue interest until paid. The credit facility is due July 1999. The credit facility is subject to various affirmative and negative covenants customary in transactions of this type, including a requirement to maintain certain financial ratios and limitations on the Company's ability to incur additional indebtedness, to make acquisitions outside of certain established parameters, or to make dividend distributions.

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

Outlook

Over the past six months a number of factors in the rehabilitation marketplace have led the Company to conclude that the opportunity in the freestanding physical therapy clinic business may be diminishing. These include increased penetration of managed care health plans, the increasing complexity of Medicare reimbursement and increased competition for clinic acquisitions by large, well-financed competitors.

The Company also believes the outlook for its preventive health care business has improved dramatically as a result of increased corporate health care costs and the wellness and fitness trend gaining momentum.

Going forward, the Company has shifted its strategy to primarily focus its growth efforts on the preventive health care business and does not intend to acquire additional individual freestanding physical therapy clinics.

In its preventive health care business, the Company's strategy is to expand through the addition of new management contracts, products and services and selective acquisitions. It is anticipated that funds required for future acquisitions and the integration of acquired businesses with the Company will be provided from operating cash flow, the Company's revolving credit facility and the proceeds from potential future equity financings. Future equity financings, if any, may result in dilution to holders of the Company's common stock. However, there can be no assurance that suitable acquisition candidates will be identified by the Company in the future, that suitable financing for any such acquisitions can be obtained by the Company, or that any such acquisitions will occur.

Preventive health care operating income, as a percentage of revenues, is expected to increase compared with that experienced for the year ended December 31, 1997 as the Company expects to control site costs.

Corporate expenses, as a percentage of revenues, are anticipated to be consistent with 1997 levels.

Year 2000 Compliance

The Company has conducted a review of its computer systems to identify those areas that could be affected by the "Year 2000" problem. The Company has upgraded its accounting software to a version represented by the software vendor to be Year 2000 compliant and is in the process of similarly upgrading its operating systems software. The Company believes the Year 2000 problem will not pose any significant operational concerns and is not anticipated to be material to the Company's financial position or results of operations in any given year.

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

Item 2. Changes in Securities

During the three months ended June 30, 1998, the Company issued the following securities without registration under the Securities Act:

                                                                                    Price per       Exemption Relied Upon
     Date          Amount                        Purchaser(s)                       Share/Unit

    6/4/98         30,000     Common Stock issued to sellers of business as            N/A              Section 4(2)
                              part of purchase price


During the three months ended June 30, 1998, the Company issued the following options, warrants, or other equity securities in consideration of services rendered or to be rendered without registration under the Securities Act:

                                                                            Exercise Price per Share    Exemption Relied
     Date          Amount           Type               Purchaser(s)                                            Upon

    6/8/98         75,000          Option               Consultant                    $2.25                Section 4(2)

Item 3.  Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting on June 3, 1998. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management. The following actions were taken at the annual meeting:

(a)      The  following   nominees  were  elected  to  the  Company's  Board  of
         Directors, with the following number of shares voted for and withheld authority:

Nominee                          Shares Voted For     Withholding Authority
----------------------------  ----------------------  ---------------------
Loren S. Brink                          7,384,022              21,319

Charles E. Bidwell                      7,389,622              15,719

William T. Simonet, M.D.                7,299,672             105,669

Robert K. Spinner                       7,390,922              14,419

         (d) The appointment of Deloitte and Touche LLP as the Company's independent auditors for the fiscal year ending December 31, 1998 was approved by a vote of 7,372,569 shares in favor, 6,002 shares against, and 26,770 shares abstained.

Item 5. Other Information


         Thomas   Coplin   ceased   serving  as  President   of  the   Company's
rehabilitative healthcare business effective August 7, 1998. The Company expects to enter into a severance and release agreement with Mr. Coplin.



Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

         See Exhibit Index immediately following signature page.

         (b)      Reports on Form 8-K

         No Forms 8-K were filed by the Company during the six months ended June 30, 1998.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 12, 1998      HEALTH FITNESS CORPORATION


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

4.1 Specimen of Common Stock Certificate -- incorporated by reference to the Company's Registration Statement on Form SB-2 No. 33-83784C


10.1* Consulting Agreement I dated effective as of April 1, 1997 between Health Fitness Corporation and Charles E. Bidwell

10.2* Consulting Agreement II dated effective as of May 1, 1998 between Health Fitness Corporation and Charles E. Bidwell

10.3 Amendment No. 3 to Loan and Security Agreement dated June 26, 1998 between Health Fitness Corporation and its subsidiaries and Madeleine L.L.C.

27.1 Financial Data Schedule for 6-month period ended June 30, 1998 (in electronic version only)

---------------------------
*Indicates management contract or compensatory plan or arrangement.