Form 10-Q
period 1998-09-30
HEALTH FITNESS CORP /MN/
filed 1998-11-16
CIK 886432

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from __________________  to ___________________

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         The number of shares outstanding of each of the registrant's classes of capital stock, as of November 13, 1998 was:

                 Common Stock, $.01 par value, 11,884,413 shares

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements
                  HEALTH FITNESS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                        September 30,       December 31,
                                                                            1998                1997
                                                                         ------------       ------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                $       --         $     81,639
Trade accounts and notes receivable,
  less allowance for doubtful accounts of $552,000 and
   $225,000, respectively                                                   7,742,814          6,502,963
Inventories                                                                   644,479            810,805
Prepaid expenses and other                                                    325,942            533,321
                                                                         ------------       ------------
Total current assets                                                        8,713,235          7,928,728

PROPERTY, less accumulated depreciation of $1,395,448
  and $842,121, respectively                                                3,270,889          3,598,188

OTHER ASSETS:
Goodwill, less accumulated amortization of $1,733,051
  and $1,276,287, respectively                                              9,093,846          8,989,848
Noncompete agreements, less accumulated amortization
  of $512,270 and $279,639, respectiveLY                                    1,329,580            932,211
Copyrights, less accumulated amortization of $74,442
  and $40,944, respectively                                                   595,558            629,056
Trade names, less accumulated amortization of
  $31,338 and $13,667, respectively                                           378,662            246,333
Contracts, less accumulated amortization of
  $157,773 and $48,194, respectively                                          262,227            171,806
Trade accounts and notes receivable, less allowance
  for doubtful accounts of $54,000  and $650,000, respectively              1,193,632            679,376
Deferred financing costs, less accumulated amortization of $585,257           836,085
Other                                                                         205,413            556,736
                                                                         ------------       ------------
TOTAL ASSETS                                                             $ 25,879,127       $ 23,732,282
                                                                         ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Checks written in excess of bank balance                                      213,619
Trade accounts payable                                                      1,796,073          1,873,472
Accrued salaries, wages, and payroll taxes                                  1,437,405          1,779,200
Accrued earn-out                                                               26,604            533,444
Other accrued liabilities                                                     604,003          1,233,538
Current portion of long-term debt                                           7,527,408            503,540
Accrued expenses and losses related to disc. operations                     1,362,416                 --
Deferred revenue                                                            1,732,331          1,844,460
                                                                         ------------       ------------
Total current liabilities                                                  14,699,859          7,767,654

LONG-TERM DEBT, less current portion                                          805,231          5,785,018

DEFERRED LEASE OBLIGATION                                                        --               31,170

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; authorized 5,000,000 shares, none issued or outstanding
Common stock, $.01 par value; 25,000,000 shares authorized;
   11,884,413 and 8,136,828 shares
   issued and outstanding, respectively                                       118,844             81,368
Additional paid-in capital                                                 16,725,126         12,976,680
Accumulated deficit                                                        (6,412,625)        (2,842,379)
                                                                         ------------       ------------
                                                                           10,431,345         10,215,669
Stockholder note and interest receivable                                      (57,308)           (67,229)
                                                                         ------------       ------------
TOTAL STOCKHOLDERS' EQUITY                                                 10,374,037         10,148,440
                                                                         ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 25,879,127       $ 23,732,282
                                                                         ============       ============

See notes to consolidated financial statements.

                   HEALTH FITNESS CORPORATION AND SUBSIDIARES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                              Three Months Ended                     Nine Months Ended
                                                                September 30,                          September 30,
                                                          1998               1997               1998                1997
                                                     -------------      -------------      --------------     --------------
REVENUES:
      Health services                                $  6,713,150       $  5,311,708       $  19,125,198       $ 15,526,342
      Health and fitness products                       1,545,879          1,593,693           5,695,389          4,920,120
                                                     -------------      -------------      --------------     --------------
         Total revenues                                 8,259,029          6,905,401          24,820,587         20,446,462

COSTS OF REVENUES:
      Health services                                   5,109,419          4,006,641          14,343,588         12,029,999
      Health and fitness products                       1,181,960          1,198,500           4,404,261          3,530,773
                                                     -------------      -------------      --------------     --------------
         Total cost of revenues                         6,291,379          5,205,141          18,747,849         15,560,772

GROSS PROFIT                                            1,967,650          1,700,260           6,072,738          4,885,690

OPERATING EXPENSES:
   Salaries                                               856,687            787,403           2,341,623          2,045,318
   Selling, general, and administrative                 1,428,638          1,107,398           3,208,897          2,664,541
                                                     -------------      -------------        ------------        -----------
         Total operating expenses                       2,285,325          1,894,801           5,550,520          4,709,859
                                                     -------------      -------------      --------------     --------------

OPERATING (LOSS) INCOME                                  (317,675)          (194,541)            522,218            175,831

INTEREST EXPENSE                                         (256,447)          (111,589)           (612,267)          (271,509)
OTHER INCOME (EXPENSE)                                     45,104            (15,157)            104,697              6,905
                                                     -------------      -------------      --------------     --------------
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE TAXES    (529,018)          (321,287)             14,648            (88,773)
INCOME TAX (EXPENSE) BENEFIT                                  (29)            59,923                 (29)           (25,911)
                                                     -------------      -------------      --------------     --------------
(LOSS) INCOME FROM CONTINUING OPERATIONS                 (529,047)          (261,364)             14,619           (114,684)
                                                     -------------      -------------      --------------     --------------

DISCONTINUED OPERATIONS (NOTE. 7):
   LOSS FROM OPERATIONS OF PHYSICAL THERAPY
      CLINIC DIVISION (LESS APPLICABLE TAXES OF $-0-)    (363,021)          (403,765)         (1,461,363)           (75,469)
   LOSS ON DISPOSAL OF PHYSICAL THERAPY CLINIC
      DIVISION, INCLUDING PROVISION OF $1,868,106 FOR
      OPERATING LOSSES DURING PHASE-OUT PERIOD
      (LESS APPLICABLE TAXES OF $-0-)                  (2,123,502)                 -          (2,123,502)                 -
                                                     -------------      -------------      --------------     --------------
LOSS FROM DISCONTINUED OPERATIONS                      (2,486,523)          (403,765)         (3,584,865)           (75,469)
                                                     -------------      -------------      --------------     --------------

NET LOSS                                             $ (3,015,570)      $   (665,129)      $  (3,570,246)     $    (190,153)
                                                     =============      =============      ==============     ==============

(LOSS) INCOME FROM CONTINUING OPERATIONS PER SHARE:
   Basic                                              $     (0.04)       $     (0.03)       $       0.00       $      (0.01)
   Diluted                                                  (0.04)             (0.03)               0.00              (0.01)

LOSS FROM DISCONTINUED OPERATIONS PER SHARE:
   Basic                                              $     (0.21)       $     (0.05)       $      (0.32)      $      (0.01)
   Diluted                                                  (0.21)             (0.05)              (0.30)             (0.01)

NET LOSS PER SHARE:
   Basic                                              $     (0.25)       $     (0.08)       $      (0.32)      $      (0.02)
   Diluted                                                  (0.25)             (0.08)              (0.30)             (0.02)

WEIGHTED AVERAGE COMMON SHARES
   ASSUMED OUTSTANDING:
   Basic                                               11,866,182          8,026,847          11,116,763          7,803,910
   Diluted                                             11,866,182          8,026,847          12,116,763          7,803,910

See notes to consolidated financial statements.

                  HEALTH FITNESS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                    Nine Months Ended
                                                                       September 30,
                                                                 1998               1997
                                                              -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      $(3,570,246)      $  (190,153)
Adjustment to reconcile net loss to net cash
   used in operating activities:
      Discontinued operations                                   1,362,416              --
      Net gain on disposition of clinic assets                       --            (496,461)
      Depreciation and amortization                             2,056,102           932,485
      Reduction in asset book value                               132,060              --
      Deferred revenue                                           (158,776)         (103,211)
Change in assets and liabilities, net of acquisitions:
   Trade accounts and notes receivable                         (1,598,049)         (320,615)
   Inventories                                                    166,326          (113,117)
   Prepaid expenses and other                                     121,702           142,867
   Other assets                                                    19,504          (208,480)
   Trade accounts payable                                        (283,524)         (855,812)
   Accrued liabilities and other                               (1,026,749)         (141,043)
                                                              -----------       -----------
         Net cash used in operating activities                 (2,779,234)       (1,353,540)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property                                          (210,418)       (1,472,020)
   Payments for acquisitions, net of liabilities assumed
      and cash acquired                                          (858,794)       (1,594,408)
   Payments in connection with earn-out provisions               (673,227)         (178,966)
   Payments in connection with noncompete agreements                 --            (322,000)
   Proceeds from sale of physical therapy clinics, net               --           1,220,600
   Collection of non-trade notes receivable                       334,045           174,476
                                                              -----------       -----------
         Net cash used in investing activities                 (1,408,394)       (2,172,318)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in checks written in excess of bank balances          213,619           254,602
   Net borrowings under line of credit                          5,514,295          (415,000)
   Payment of financing costs                                    (992,595)             --
   Proceeds from long term debt, net of financing costs              --           3,193,146
   Repayment of long term debt                                 (3,673,926)         (290,598)
   Borrowings under notes payable                                    --             500,000
   Proceeds from private placement of equity                    2,785,024              --
   Proceeds from the issuance of common stock                     249,651           276,500
   Advances on notes receivable                                    (5,279)           (4,281)
   Payments received on notes receivable                           15,200            11,489
                                                              -----------       -----------
         Net cash provided by financing activities              4,105,989         3,525,858
                                                              -----------       -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                         (81,639)             --

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                     81,639              --
                                                              -----------       -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $         0       $      --
                                                              ===========       ===========


See notes to consolidated financial statements.

                   HEALTH FITNESS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the annual financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997. In the opinion of management, the interim consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the results for interim periods presented. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the operating results for the year ending December 31, 1998.

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." For the periods presented, comprehensive (loss) income is the same as net (loss) income.

Certain reclassifications have been made to the consolidated statements of income for the three and nine months ended September 30, 1998. Such reclassifications had no effect on net income or stockholders' equity as previously reported.

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

The purchase agreement requires the Company to make annual payments of up to 35% of Midlands' net income from operations, as defined, for each of the five fiscal years ending February 28, 1999 through 2003. The annual payment, if any, is due in a combination of 50% in cash and 50% in the Company's common stock. The number of shares issued in connection with the annual payment is calculated by dividing the portion of the annual payment payable in common stock by $3.00. The purchase agreement also requires the Company to make an annual payment of $25,000 for each of the three fiscal years ending February 28, 1999 to 2001 if net income from operations, as defined, exceeds 20%.

The purchase agreement also required the Company to enter into employment agreements with certain key employees for a term of five years. These agreements provide for minimum aggregate annual salaries of $200,000. The Company also granted stock options to purchase up to 50,000 shares of the Company's common stock at $4.00 per share in connection with the employment agreements.

Assets acquired:
        Prepaid expenses                                       $   21,750
        Trade names                                                80,000
        Noncompetition agreements                                 490,000
        Contracts                                                 120,000
        Property                                                  196,789
        Excess of purchase price over net assets acquired         335,402
                                                               ----------
                                                                1,243,941
Liabilities assumed:
        Notes payable                                             111,662
        Accounts payable                                          120,985
Common stock issued                                               362,500
                                                               ----------
Cash consideration paid                                        $  648,794

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

The purchase agreement requires the Company to make annual payments of up to 45% of DWP's net income from operations, as defined, for each of the five fiscal years ending May 31, 1999 through 2003. The annual payment, if any, is due in a combination of 50% in cash and 50% in the Company's common stock. The number of shares issued in connection with the annual payment is calculated by dividing the portion of the annual payment payable in common stock by $3.00

The Company also entered into a five-year, management agreement with International Club Network, Inc. (ICN) to manage the IFCN Business on behalf of the Company. ICN is owned and operated by the former shareholder of DWP. The management agreement requires the Company to compensate ICN at the rate of $125,000 per year payable monthly. As additional compensation, the Company will grant ICN nonqualified stock options to purchase up to 15,000 shares of the Company's common stock at an exercise price equal to the fair market value of the Company's common stock on the last day of each DWP earn-out year provided DWP's earn-out ratio is at least 20%.

Assets acquired:
        Accounts receivable                                    $156,058
        Prepaid expenses                                         10,070
        Property                                                 14,178
        Trade name                                               70,000
        Noncompetition agreement                                140,000
        Contracts                                                80,000
        Excess of purchase price over net assets acquired        63,050
                                                               --------
                                                                533,356
Liabilities assumed:
        Notes payable                                            92,050
        Accounts payable                                         85,140
        Deferred revenue                                         46,647
        Accrued expenses                                         24,249
Property                                                         30,270
Common stock issued                                              45,000
                                                               --------
Cash consideration paid                                        $210,000
                                                               ========

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

The Company's Borrowing Base under the Credit Agreement is limited to the lesser of i) $12.5 million, ii) earnings before interest, taxes, depreciation, and amortization, as defined, for the immediately preceding 12-month period multiplied by 375%, decreasing to 350% by June 30, 1998, iii) 90% of revenue, as defined, for the immediately preceding 13-week period, or iv) 90% of accounts receivable collections, as defined, for the immediately preceding 17-week period, minus (b) required reserves.

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

On June 26, 1998, the Company and the lender amended the Credit Agreement. The amendment waived certain covenants and requires the Company to maintain a "Special Availability Reserve" in an amount equal to the Borrowing Base minus $8,000,000.

On September 10, 1998, the Company and the lender further amended the Credit Agreement. The amendment waived certain covenants and requires the Company to maintain a "Special Availability Reserve" in an amount equal to the Borrowing Base minus $8,000,000 minus the amount equal to $200,000 plus an additional $100,000 each week, commencing September 15, 1998, for four consecutive weeks, until the amount calculated equals $7,400,000. In the event that the borrowing base is greater than $7,700,000, the lender may, at its option, elect to decrease the Special Availability Reserve by up to $300,000 (see Exhibit 10.1).

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

During the nine months ended September 30, 1998, the Company received proceeds of $140,000 when holders of stock options and warrants exercised their right to purchase a total of 112,000 shares of common stock at a price of $1.25 per share. The Company also issued 93,088 shares of common stock in connection with the Company's employee stock purchase plan.

NOTE 5.     INCOME TAXES

The benefit for income taxes has been offset by a valuation allowance for the three and nine months ended September 30, 1998, because the Company's net operating losses could not be carried back and future realization of the net operating loss carryforwards is uncertain. Income tax expense for the three and nine months ended September 30, 1997, has been offset by an increase in the valuation allowance for deferred taxes.


NOTE 6. (LOSS) INCOME FROM CONTINUING OPERATIONS PER SHARE, LOSS FROM DISCONTINUED OPERATIONS PER SHARE AND NET LOSS PER COMMON SHARE

Basic (loss) income from continuing operations per share, basic loss from discontinued operations per share and basic net loss per share are computed by dividing (loss) income from continuing operations, loss from discontinued operations and net loss by the weighted average number of common shares outstanding and contingently issuable shares. Diluted (loss) income from continuing operations per share, diluted loss from discontinued operations per share and diluted net loss per share assume conversion of convertible subordinated notes as of the beginning of the year, issuance of contingently issuable shares, and exercise of stock options and warrants using the treasury stock method, if dilutive. For the three months ended September 30, 1998, diluted loss from continuing operations per share, diluted loss from discontinued operations per share and diluted net loss per share are the same as basic loss from continuing operations per share, basic loss from discontinued operations per share and basic net loss per share due to the antidilutive effect of the assumed conversions. The following is a reconciliation of the numerators and denominators used to calculate (loss) income from continuing operations per share, loss from discontinued operations per share and net loss per share:

                                                                     Three Months Ended                  Nine Months Ended
                                                                       September 30                       September 30
                                                                -----------------------------      ----------------------------
                                                                    1998              1997             1998             1997
                                                                -----------       -----------      -----------      -----------

Basic Computation:
  (Loss) Income from continuing operations                      $  (529,047)      $  (261,364)     $    14,619     $  (114,684)
  Loss from discontinued operations                              (2,486,523)         (403,765)      (3,584,865)         (75,469)
  Net loss                                                       (3,015,570)         (665,129)      (3,570,246)        (190,153)

  Weighted average common shares outstanding                     11,866,182         8,026,847       11,116,763        7,771,731
  Contingently issuable shares                                            -                 -                -           32,179
                                                                -----------       -----------      -----------      -----------
    Average shares used in basic computation                     11,866,182         8,026,847       11,116,763        7,803,910

  (Loss) Income from continuing operations per share                $ (0.04)          $ (0.03)         $  0.00          $ (0.01)
                                                                ===========       ===========      ===========      ===========
  Loss from discontinued operations per share                       $ (0.21)          $ (0.05)         $ (0.32)         $ (0.01)
                                                                ===========       ===========      ===========      ===========
  Net loss per share                                                $ (0.25)          $ (0.08)         $ (0.30)         $ (0.02)
                                                                ===========       ===========      ===========      ===========

Diluted Computation:
  (Loss) Income from continuing operations                      $  (529,047)       $ (261,364)     $    14,619      $ (114,684)
  Loss from discontinued operations                              (2,486,523)         (403,765)      (3,584,865)         (75,469)
  Net loss                                                       (3,015,570)         (665,129)      (3,570,246)        (190,153)

  Weighted average common shares outstanding                     11,866,182         8,026,847       11,116,763        7,771,731
  Contingently issuable shares                                            -                 -        1,000,000           32,179
  Dilutive effect of stock option and warrant                             -                 -                -                -
                                                                -----------       -----------      -----------      -----------
    Average shares used in basic computation                     11,866,182         8,026,847       12,116,763        7,803,910

  (Loss) Income from continuing operations per share                $ (0.04)          $ (0.03)         $  0.00          $ (0.01)
                                                                ===========       ===========      ===========      ===========
  Loss from discontinued operations per share                       $ (0.21)          $ (0.05)         $ (0.32)         $ (0.01)
                                                                ===========       ===========      ===========      ===========
  Net loss per share                                                $ (0.25)          $ (0.08)         $ (0.30)         $ (0.02)
                                                                ===========       ===========      ===========      ===========


NOTE 7.   DISCONTINUED OPERATIONS

In August 1998, the Company formally adopted a plan to dispose of its freestanding physical therapy clinics division ("the division"). The plan of disposal specifically targets a sale of substantially all the assets of the division to a major provider of outpatient physical therapy services. The Company is in the process of identifying potential buyers and estimates that a transaction will be completed by June 30, 1999.

As of September 30, 1998, the net assets and liabilities of the division were as follows:

                                           (in millions)
        Total assets                          $  6.3
        Less: Total liabilities                   .9
                                              ------

        Net Assets                            $  5.4
                                              ------

The division loss from operations for the quarter and nine months ended September 30, 1998 includes only the results of operations for the division for the two months and eight months ended August 31, 1998, the date the Company formally adopted a plan to dispose of the division. The loss from operations included revenues of $990,000 for the two months ended August 31, 1998 and $4,064,000 for the eight months ended August 31,1998. Interest expense included in the two months ended August 31, 1998 was $231,000. Interest expense was $755,000 for the eight months ended August 31, 1998. No tax benefit or expense was recorded for the two months and eight months ended August 31, 1998.

The division loss from operations for the quarter and nine months ended September 30, 1997 included revenues of $1,344,000 for the three months ended September 30, 1997 and $4,333,000 for the nine months ended September 30, 1997. Interest expense included in the quarter and nine months ended September 30, 1997 was $98,000 and $237,000, respectively. Tax benefit of $93,000 was recorded for the quarter ended September 30, 1997. No tax benefit or expense was recorded for the nine months ended September 30, 1997.

The division loss on disposal for the quarter and nine months ended September 30, 1998 includes a provision for operating losses during the phase-out period, September 1, 1998 to June 30, 1999, plus any projected shutdown costs. The Company projects revenues of $4,505,000 and operating losses of $1,868,106 during the phase-out period. Interest expense included in the projected operating loss was $541,000. No tax benefit was included in the projected operating loss. Potential shutdown costs are estimated at $255,000.

The Company expects the net realizable value from the sale of the division, net of the estimated loss from operations for the period September 1, 1998 to June 30, 1999, to be less than its net book value.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, information derived from the consolidated statements of operations of the Company:

                                                         Three Months Ended
                                                           September 30,
                                        -----------------------------------------------
                                             1998        %            1997        %         Change   % Change
                                        -------------  -------    ------------  -------    -------------------
REVENUES:
      Health services                   $  6,713,000    81.3%     $ 5,312,000    76.9%     1,401,000    26.4%
      Health and fitness products          1,546,000    18.7%       1,594,000    23.1%       (48,000)   -3.0%
                                        -------------  -------    ------------  -------    -------------------
         Total revenues                    8,259,000   100.0%       6,906,000   100.0%     1,353,000    19.6%

COSTS OF REVENUES:
      Health services                      5,109,000    61.9%       4,007,000    58.0%     1,102,000    27.5%
      Health and fitness products          1,182,000    14.3%       1,199,000    17.4%       (17,000)   -1.4%
                                        -------------  -------    ------------  -------    -------------------
         Total costs of revenues           6,291,000    76.2%       5,206,000    75.4%     1,085,000    20.8%
                                        -------------  -------    ------------  -------    -------------------

GROSS PROFIT:
      Health services                      1,604,000    23.9%       1,305,000 -  24.6%       299,000    22.9%
      Health and fitness products            364,000    23.5%         395,000 -  24.8%       (31,000)   -7.8%
                                        -------------  -------    ---------------------    -------------------
         Total gross profit                1,968,000    23.8%       1,700,000 -  24.6%       268,000    15.8%

OPERATING EXPENSES:
   Salaries                                  857,000    10.4%         787,000    11.4%        69,000     8.8%
   Selling, general, and administrative    1,429,000    17.3%       1,107,000    16.0%       322,000    29.1%
                                        -------------  -------    ------------  -------    -------------------
      Total operating expenses             2,285,000    27.7%       1,894,000    27.4%       391,000    20.6%
                                        -------------  -------    ------------  -------    -------------------

OPERATING (LOSS)                            (318,000)   -3.9%        (194,000)   -2.8%      (123,000)   63.4%

INTEREST EXPENSE                            (256,000)   -3.1%        (112,000)   -1.6%      (290,000)  258.9%
OTHER INCOME (EXPENSE)                        45,000     0.5%         (15,000)   -0.2%        60,000  -400.0%
                                        -------------  -------    ------------  -------    -------------------
(LOSS) FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                      (529,000)   -6.4%        (321,000)   -4.6%      (353,000)  110.0%
INCOME TAX BENEFIT                                 -     0.0%          60,000     0.9%       (60,000) -100.0%
                                        -------------  -------    ------------  -------    -------------------

(LOSS) FROM CONTINUING OPERATIONS        $  (529,000)   -6.4%      $ (261,000)   -3.7%      (413,000)  158.2%
                                        =============  =======    ============  =======    ===================

                                                        Nine Months Ended
                                                           September 30,
                                        -----------------------------------------------
                                             1998        %            1997        %         Change   % Change
                                        -------------  -------    ------------  -------    -------------------
REVENUES:
      Health services                   $ 19,125,000    77.1%     $ 15,526,000   75.9%     3,599,000    23.2%
      Health and fitness products          5,695,000    22.9%       4,920,000    24.1%       775,000    15.8%
                                        -------------  -------    ------------  -------    -------------------
         Total revenues                   24,820,000   100.0%       20,446,000  100.0%     4,374,000    21.4%

COSTS OF REVENUES:
      Health services                     14,343,000    57.8%       12,030,000   58.8%     2,313,000    19.2%
      Health and fitness products          4,404,000    17.7%       3,530,000    17.3%       874,000    24.8%
                                        -------------  -------    ------------  -------    -------------------
         Total costs of revenues          18,747,000    75.5%       15,560,000   76.1%     3,187,000    20.5%

GROSS PROFIT
      Health services                      4,782,000    25.0%       3,496,000    22.5%     1,286,000    36.8%
      Health and fitness products          1,291,000    22.7%       1,390,000    28.3%       (99,000)   -7.1%
                                        -------------  -------    ------------  -------    -------------------
         Total gross profit                6,073,000    24.5%       4,886,000    23.9%     1,187,000    24.3%

OPERATING EXPENSES:
   Salaries                                2,342,000     9.4%       2,045,000    10.0%       297,000    14.5%
   Selling, general, and administrative    3,209,000    12.9%       2,665,000    13.0%       544,000    20.4%
                                        -------------  -------    ------------  -------    -------------------
      Total operating expenses             5,551,000    22.3%       4,710,000    23.0%       841,000    17.9%
                                        -------------  -------    ------------  -------    -------------------

OPERATING INCOME                             522,000     2.1%         176,000     0.9%       346,000   196.6%

INTEREST EXPENSE                            (612,000)   -2.5%        (272,000)   -1.3%      (485,000)  178.3%
OTHER INCOME                                 105,000     0.4%           7,000     0.0%        98,000  1400.0%
                                        -------------  -------    ------------  -------    -------------------
INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                        15,000     0.1%         (89,000)   -0.4%       (41,000)   46.1%
INCOME TAX (EXPENSE)                               -     0.0%         (26,000)   -0.1%        26,000  -100.0%
                                        -------------  -------    ------------  -------    -------------------

INCOME FROM CONTINUING OPERATIONS        $    15,000     0.1%      $ (115,000)   -0.6%       (15,000)   13.0%
                                        =============  =======    ============  =======    ===================

General. The Company is in the business of providing preventive health care services to Fortune 1000 companies. Preventive health care services include integrated health management services and the sale and servicing of health and fitness products. Health services include the development, marketing and management of corporate and hospital-based fitness centers, injury prevention and work-injury management consulting and on-site physical therapy.

The Company's revenues come from fitness center management and consulting contracts, the sales and service of health and fitness products, fees paid by employers, insurers and others for injury prevention and work-injury management consulting and physical therapy services provided to patients at corporate locations. The fitness center management and consulting contracts provide for specific management, consulting, and program fees and contain provisions for modification, termination, and non-renewal.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998

Revenues. For the three months ended September 30, 1998, total revenues increased $1,353,000, or 19.6%, from the three months ended September 30, 1997. The increase was primarily due to the growth in new fitness center management contracts. The Company added a net 22 corporate and hospital fitness center sites during the first nine months of 1998.

Gross Profit. Gross profit as a percent of revenue for the three months ended September 30, 1998 declined .8 percentage points when compared to the same period in the prior year. Gross profit dollars for the three months ended September 30, 1998 increased $268,000, or 15.8%, from the three months ended September 30, 1997. The decrease in gross profit percent was primarily due to an equipment sales mix shift from commercial and retail sales to higher volume/lower margin, corporate fitness center sales.

Operating Expenses. Operating expenses for the three months ended September 30, 1998 increased $391,000, or 20.6% from the prior year period. Operating expenses, as a percent of revenue, for the three months ended September 30, 1998 increased .3 percentage points over the same period in 1997. The dollar increase was due to two one-time, non-cash adjustments required to properly recognize potential bad debt expense ($200,000) and properly reflect the value of certain assets on the balance sheet ($215,000).

Operating (Loss). The Company incurred an operating loss of $318,000 for the quarter ended September 30, 1998, an increase in operating loss of $124,000 over the prior year quarter. The operating loss for the quarter and the increase in operating loss over the prior year quarter were directly attributable to the non-cash adjustments recorded in the period.

Interest Expense. Interest expense for the quarter ended September 30, 1998 increased $144,000 from the prior year period due to higher average borrowings and a higher effective interest rate in 1998 versus 1997.

Income Taxes. Income taxes were calculated based on management's estimate of the Company's effective tax rate. The benefit for income taxes for the three months ended September 30, 1997 has been offset by a valuation allowance because the Company's net operating loss could not be carried back and future realization of the net operating loss is uncertain.

Loss From Continuing Operations. For the three months ended September 30, 1998, the Company incurred a loss from continuing operations of $529,000, a $268,000 increase from the prior year period. The increase in loss from continuing operations was due to the non-cash adjustments coupled with the increase in interest expense.

Discontinued Operations. In August 1998, the Company formally adopted a plan to dispose of its freestanding physical therapy clinics division ("the division"). The plan of disposal specifically targets a sale of substantially all the assets of the division to a major provider of outpatient physical therapy services. The Company is in the process of identifying potential buyers and estimates that a transaction will be completed by June 30, 1999.

The division loss from operations for the quarter and nine months ended September 30, 1998 includes only the results of operations for the division for the two months and eight months ended August 31, 1998, the date the Company formally adopted a plan to dispose of the division. The loss from operations for the two months ended August 31, 1998 was $363,000 and included revenues of $990,000. Interest expense included in the two months ended August 31, 1998 was $231,000. No tax benefit or expense was recorded for the two months ended August 31, 1998. The loss from operations for the eight months ended August 31,1998 was $1,461,000 and included revenues of $4,064,000. Interest expense was $755,000 for the eight months ended August 31, 1998. No tax benefit or expense was recorded for the eight months ended August 31, 1998.

The division incurred losses from operations of $404,000 and $75,000 for the quarter and nine months ended September 30, 1997, respectively. The losses included revenues of $1,344,000 for the quarter ended September 30, 1997 and $4,333,000 for the nine months ended September 30, 1997. Interest expense included in the quarter and nine months ended September 30, 1997 was $98,000 and $237,000, respectively. Tax benefit of $93,000 was recorded for the quarter ended September 30, 1997. No tax benefit or expense was recorded for the nine months ended September 30, 1997.

The division loss on disposal for the quarter and nine months ended September 30, 1998 includes a provision for operating losses during the phase-out period, September 1, 1998 to June 30, 1999, plus any projected shutdown costs. The Company projects revenues of $4,505,000 and operating losses of $1,868,000 during the phase-out period. Interest expense included in the projected operating loss was $541,000. No tax benefit was included in the projected operating loss. Potential shutdown costs are estimated at $255,000.

The Company expects the net realizable value from the sale of the division, net of the estimated loss from operations for the period September 1, 1998 to June 30, 1999, to be less than its net book value.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

Revenues. For the nine months ended September 30, 1998, total revenues increased $4,374,000, or 21.4%, from the nine months ended September 30, 1997. The increase was primarily due to the growth in new fitness center management contracts and the associated equipment sales. The Company added a net 22 corporate and hospital fitness center sites during the 1998.

Gross Profit. Gross profit as a percent of revenue for the nine months ended September 30, 1998 increased .6 percentage points when compared to the same period in the prior year. Gross profit dollars for the nine months ended September 30, 1998 increased $1,187,000, or 24.3%, from the nine months ended September 30, 1997. The increase in gross profit dollars and percent was primarily due to overall sales improvements in the injury prevention and work-injury management consulting, on-site physical therapy visits and physical therapy clinic network contracts, offset by an equipment sales mix shift from commercial and retail sales to higher volume/lower margin, corporate fitness center sales.

Operating Expenses. Operating expenses for the nine months ended September 30, 1998 increased $841,000, or 17.9% from the prior year period. Operating expenses, as a percent of revenue, for the nine months ended September 30, 1998 decreased .7 percentage points over the same period in 1997. The dollar increase was due to two one-time, non-cash adjustments that occurred in September and were required to properly recognize potential bad debt expense ($200,000) and properly reflect the value of certain assets on the balance sheet ($215,000), increases in the quantity and quality of finance/accounting personnel and general cost and salary increases.

Operating Income. The Company generated operating income of $522,000 for the nine months ended September 30, 1998, an increase in operating income of $346,000 over the prior year period. The increase was primarily due to the gross margin improvements coupled with the reduction in operating expenses as a percent of revenue.

Interest Expense. Interest expense for the nine months ended September 30, 1998 increased $346,000 from the prior year period due to higher average borrowings and a higher effective interest rate in 1998 versus 1997.

Income Taxes. Income taxes were calculated based on management's estimate of the Company's effective tax rate. Income tax expense for the nine months ended September 30, 1997 has been partially offset by a reduction in the valuation allowance for deferred taxes.

Income From Continuing Operations. For the nine months ended September 30, 1998, the Company generated income from continuing operations of $15,000, a $130,000 improvement from the prior year period. The improvement was primarily due to the increase in operating income offset by the increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 1998, the Company used $2,779,000 of cash in operating activities as compared to $1,353,000 for the same period in 1997. The increase in usage was primarily due to the increase in trade accounts and notes receivable and the reduction in acrrued liabilities.

As of September 30, 1998, the Company had $480,000 of availability under its revolving credit facility with Madeleine L.L.C.

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

The Company has a revolving credit facility with Madeleine L.L.C., an affiliate of Cerberus Partners, L.P. (the "Lender"). The Company's ability to draw down on the facility is tied to the Borrowing Base formula which is based upon the Company's EBITDA (defined as earnings before interest, taxes, depreciation and amortization), revenues, or collections, whichever is less. The credit facility is secured by all of the Company's assets, including its accounts receivable, inventory, equipment, and general intangibles and is guaranteed in part by the Company's President and Chief Executive Officer. The Company paid the Lender a commitment fee equal to 1.5% of the total credit facility, and a closing fee equal to 1.0% of the total credit facility. The Company also issued to the Lender 312,497 shares of common stock. The Company pays the Lender a loan servicing fee of $5,000 per month. The advances under the credit facility accrue interest at a total rate of interest equal to 7.0% in excess of Chase Manhattan's prime rate (but in no event less than 8.5%). Interest accruing at the rate of such prime rate plus 4.5% is payable monthly. Interest accruing at the rate of 2.5% is added to the principal balance of the facility, and will accrue interest until paid. The credit facility is due July 1999. The credit facility is subject to various affirmative and negative covenants customary in transactions of this type, including a requirement to maintain certain financial ratios and limitations on the Company's ability to incur additional indebtedness, to make acquisitions outside of certain established parameters, or to make dividend distributions.

On June 26, 1998, the Company and the lender amended the Credit Agreement. The amendment waived certain covenants and requires the Company to maintain a "Special Availability Reserve" in an amount equal to the Borrowing Base minus $8,000,000.

On September 10, 1998, the Company and the lender further amended the Credit Agreement. The amendment waived certain covenants and requires the Company to maintain a "Special Availability Reserve" in an amount equal to the Borrowing Base (as defined below) minus $8,000,000 minus the amount equal to $200,000 plus an additional $100,000 each week, commencing September 15, 1998, for four consecutive weeks, until the amount calculated equals $7,400,000. In the event that the borrowing base is greater than $7,700,000, the lender may, at its option, elect to decrease the Special Availability Reserve by up to $300,000 (see Exhibit 10.1).


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

Outlook

Over the past nine months a number of factors in the rehabilitation marketplace have led the Company to conclude that the opportunity in the freestanding physical therapy clinic business may be diminishing. These factors include increased penetration of managed care health plans, the increasing complexity of Medicare reimbursement and increased competition for clinic acquisition by large, well-financed competitors. Consequently, in August 1998, the Company formally adopted a plan to dispose of its freestanding physical therapy clinics division. The plan of disposal specifically targets a sale of substantially all the assets of the freestanding physical therapy clinics division to a major provider of outpatient physical therapy services. The Company is in the process of identifying potential buyers and estimates that a transaction will be completed by June 30, 1999.
 .
The Company believes the outlook for its preventive health care services business has improved dramatically as a result of increased corporate health care costs and the wellness and fitness trend gaining momentum. Going forward, the Company has shifted its strategy to focus its growth efforts solely on its preventive health care services business.

In its preventive health care services business, the Company's strategy is to expand through the addition of new management contracts, products and services and selective acquisitions. It is anticipated that funds required for future acquisitions and the integration of acquired businesses with the Company will be provided from operating cash flow, the Company's revolving credit facility and the proceeds from potential future equity financings. Future equity financings, if any, may result in dilution to holders of the Company's common stock. However, there can be no assurance that suitable acquisition candidates will be identified by the Company in the future, that suitable financing for any such acquisitions can be obtained by the Company, or that any such acquisitions will occur.

Operating income, as a percentage of revenues, is expected to increase compared with that experienced for the year ended December 31, 1997 as the Company expects to control site costs and maintain operating expenses, as a percentage of revenues, at levels consistent with 1997.

Year 2000 Compliance

The Company has initiated a project to prepare its products and computer systems for the year 2000 impact on its business operations, product offerings, customers and suppliers. The Company has completed the awareness phase of the project and is currently in various stages of the assessment, remediation and internal testing phases. The project is expected to be by the end of the third quarter of calendar year 1999. Accordingly, management believes the year 2000 issue will not have a significant impact on its business. If necessary modification and conversions are not completed on a timely basis, the year 2000 issue could have an adverse effect on the Company's business. At this time, the Company believes it is unnecessary to adopt a contingency plan covering the possibility that the project will not be completed in a timely manner, but as part of the overall project, the Company will continue to assess the need for a contingency plan.

The costs associated with the year 2000 issues are being expensed during the period in which they are incurred. The financial impact to the Company of implementing any necessary changes to become year 2000 compliant has not and is not anticipated to be material to the Company's business. However, uncertainties that could impact actual costs and timing of becoming year 2000 compliant do exist. Factors that could affect the Company's estimates include, but are not limited to, the availability and cost of trained personnel, the ability to identify all systems and programs that are not year 2000 compliant, the nature and amount of programming necessary to replace or upgrade affected programs or systems, and the success of the Company's suppliers and customers to address these issues. The Company will continue to assess and evaluate cost estimates and target completion dates of the project on a periodic basis.

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

Private Securities Litigation Reform Act

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are forward-looking, such as statements relating to plans for future expansion, product development, market acceptance of new products, and other business development activities as well as other capital spending, financing sources and the effects of regulation and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to product development and market acceptance of new products, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, changes in federal or state tax laws or the administration of such laws.


                          PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may become involved in various claims and lawsuits incident to the operation of its business, including claims arising from accidents or from the alleged negligent provision of physical therapy services.

Item 2. Changes in Securities

During the six months ended September 30, 1998, the Company issued the following options, warrants, or other equity securities not previously reported on Form 10-Q in consideration of services rendered or to be rendered without registration under the Securities Act:

                                               Exercise Price  Exemption Relied
   Date      Amount      Type    Purchaser(s)    per Share          Upon
   ----      ------      ----    ------------  --------------  ----------------
 5/19/98     62,500     Option     Employees        $2.00        Section 4(2)

Item 3.  Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

Item 5. Other Information

The Company has received notification from The Nasdaq Stock Market, Inc. that the Company's common stock will be delisted from The Nasdaq SmallCap Market unless the closing price for the Company's common stock exceeds $1.00 per share for at least ten consecutive days prior to December 22, 1998. The Company is considering what, if any, actions to take in response to such notification.


Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

         See Exhibit Index immediately following signature page.

         (b)      Reports on Form 8-K

         No Forms 8-K were filed by the Company during the three months ended September 30, 1998.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 13, 1998   HEALTH FITNESS CORPORATION


                            By  /s/ Loren S. Brink
                                Loren S. Brink
                                Chairman, President and Chief Executive Officer Principal Executive Officer)


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

         4.1 Specimen of Common Stock Certificate -- incorporated by reference to the Company's Registration Statement on Form SB-2 No. 33-83784C

         10.1 Amendment No. 4 to Madeliene L.L.C. Loan and Security Agreement dated September 8, 1998

         27.1 Financial Data Schedule for 9-month period ended June 30, 1998 (in electronic version only)