Form 10-Q/A
period 1998-09-30
HEALTH FITNESS CORP /MN/
filed 1998-11-20
CIK 886432

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A-1

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

Item 2 and Exhibit 27 of the Registrant's Form 10-Q for the quarter ended September 30, 1998 are hereby amended; the remaining portions of such Form 10-Q which are not being amended are also included herein for ease of reference.


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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, information derived from the consolidated statements of operations of the Company:

                                                         Three Months Ended
                                                           September 30,
                                        -----------------------------------------------
                                             1998        %            1997        %         Change   % Change
                                        -------------  -------    ------------  -------    -------------------
REVENUES:
      Health services                   $  6,713,000    81.3%     $ 5,312,000    76.9%     1,401,000    26.4%
      Health and fitness products          1,546,000    18.7%       1,594,000    23.1%       (48,000)   -3.0%
                                        -------------  -------    ------------  -------    -------------------
         Total revenues                    8,259,000   100.0%       6,906,000   100.0%     1,353,000    19.6%

COSTS OF REVENUES:
      Health services                      5,109,000    61.9%       4,007,000    58.0%     1,102,000    27.5%
      Health and fitness products          1,182,000    14.3%       1,199,000    17.4%       (17,000)   -1.4%
                                        -------------  -------    ------------  -------    -------------------
         Total costs of revenues           6,291,000    76.2%       5,206,000    75.4%     1,085,000    20.8%
                                        -------------  -------    ------------  -------    -------------------

GROSS PROFIT:
      Health services                      1,604,000    23.9%       1,305,000    24.6%       299,000    22.9%
      Health and fitness products            364,000    23.5%         395,000    24.8%       (31,000)   -7.8%
                                        -------------  -------    ------------  -------    -------------------
         Total gross profit                1,968,000    23.8%       1,700,000    24.6%       268,000    15.8%

OPERATING EXPENSES:
   Salaries                                  857,000    10.4%         787,000    11.4%        70,000     8.9%
   Selling, general, and administrative    1,429,000    17.3%       1,107,000    16.0%       322,000    29.1%
                                        -------------  -------    ------------  -------    -------------------
      Total operating expenses             2,285,000    27.7%       1,894,000    27.4%       392,000    20.7%
                                        -------------  -------    ------------  -------    -------------------

OPERATING (LOSS)                            (318,000)   -3.9%        (194,000)   -2.8%      (124,000)   63.9%

INTEREST EXPENSE                            (256,000)   -3.1%        (112,000)   -1.6%      (144,000)  128.6%
OTHER INCOME (EXPENSE)                        45,000     0.5%         (15,000)   -0.2%        60,000  -400.0%
                                        -------------  -------    ------------  -------    -------------------
(LOSS) FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                      (529,000)   -6.4%        (321,000)   -4.6%      (208,000)   64.8%
INCOME TAX BENEFIT                                 -     0.0%          60,000     0.9%       (60,000) -100.0%
                                        -------------  -------    ------------  -------    -------------------

(LOSS) FROM CONTINUING OPERATIONS        $  (529,000)   -6.4%      $ (261,000)   -3.7%      (268,000)  102.7%
                                        =============  =======    ============  =======    ===================

                                                        Nine Months Ended
                                                           September 30,
                                        -----------------------------------------------
                                             1998        %            1997        %         Change   % Change
                                        -------------  -------    ------------  -------    -------------------
REVENUES:
      Health services                   $ 19,125,000    77.1%     $15,526,000    75.9%     3,599,000    23.2%
      Health and fitness products          5,695,000    22.9%       4,920,000    24.1%       775,000    15.8%
                                        -------------  -------    ------------  -------    -------------------
         Total revenues                   24,820,000   100.0%      20,446,000   100.0%     4,374,000    21.4%

COSTS OF REVENUES:
      Health services                     14,343,000    57.8%      12,030,000    58.8%     2,313,000    19.2%
      Health and fitness products          4,404,000    17.7%       3,530,000    17.3%       874,000    24.8%
                                        -------------  -------    ------------  -------    -------------------
         Total costs of revenues          18,747,000    75.5%      15,560,000    76.1%     3,187,000    20.5%

GROSS PROFIT
      Health services                      4,782,000    25.0%       3,496,000    22.5%     1,286,000    36.8%
      Health and fitness products          1,291,000    22.7%       1,390,000    28.3%       (99,000)   -7.1%
                                        -------------  -------    ------------  -------    -------------------
         Total gross profit                6,073,000    24.5%       4,886,000    23.9%     1,187,000    24.3%

OPERATING EXPENSES:
   Salaries                                2,342,000     9.4%       2,045,000    10.0%       297,000    14.5%
   Selling, general, and administrative    3,209,000    12.9%       2,665,000    13.0%       544,000    20.4%
                                        -------------  -------    ------------  -------    -------------------
      Total operating expenses             5,551,000    22.3%       4,710,000    23.0%       841,000    17.9%
                                        -------------  -------    ------------  -------    -------------------

OPERATING INCOME                             522,000     2.1%         176,000     0.9%       346,000   196.6%

INTEREST EXPENSE                            (612,000)   -2.5%        (272,000)   -1.3%      (340,000)  125.0%
OTHER INCOME                                 105,000     0.4%           7,000     0.0%        98,000  1400.0%
                                        -------------  -------    ------------  -------    -------------------
INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                        15,000     0.1%         (89,000)   -0.4%       104,000   116.9%
INCOME TAX (EXPENSE)                               -     0.0%         (26,000)   -0.1%        26,000  -100.0%
                                        -------------  -------    ------------  -------    -------------------

INCOME FROM CONTINUING OPERATIONS        $    15,000     0.1%      $ (115,000)   -0.6%       130,000   113.0%
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