Form 10-K
period 1998-12-31
HEALTH FITNESS CORP /MN/
filed 1999-04-12
CIK 886432

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K

               [x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                         Commission File Number: 0-25064

                           HEALTH FITNESS CORPORATION
             (Exact name of registrant as specified in its charter)

                    Minnesota                                    41-1580506
(State or other jurisdiction of
 incorporation or organization)             (I.R.S. Employer Identification No.)

          3500 W. 80th Street, Suite 130, Bloomington, Minnesota, 55431
               (Address of principal executive offices) (Zip Code)

                  Registrant's telephone number: (612) 831-6830

              Securities registered under Section 12(b) of the Act:
                                      None

              Securities registered under Section 12(g) of the Act:
                          Common Stock, $.01 par value


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 18, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last quoted price at which such stock was sold on such date as reported by the Nasdaq SmallCap Market, was $3,411,877.

         As of March 18, 1999, 11,870,987 shares of the registrant's common stock, $.01 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Documents incorporated by reference pursuant to Rule 12b-23: Portions of the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Items 10, 11, 12 and 13 of Part III.

                                     PART I
ITEM 1.  BUSINESS

Overview

         Health Fitness Corporation and its wholly-owned direct and indirect subsidiaries (collectively, the "Company") offers preventive health care services and products to employers and insurers, including:

      o The Company develops, markets and manages corporate and hospital-based fitness centers;

      o The Company's Preferred Therapy Providers of America (PTPA) business operates a national network of independent physical therapy clinics, representing network members in connection with marketing to and negotiating with managed care companies, other third-party payors, and corporations;

      o The Company's Isernhagen business offers a comprehensive line of occupational health, work injury prevention, and rehabilitation programs and services; and

      o The Company's International Fitness Club Network (IFCN) business organizes and maintains a network of commercial fitness and health clubs and markets memberships in such clubs to employers and insurance companies.

         The Company intends in 1999 to introduce a line of various health and wellness products marketed under license from Bladerunner U.K. Ltd. The Company is in the process of selling its 15 outpatient physical therapy clinics, and has reported the results of these clinics as discontinued operations since September 1998. The Company is also in the process of selling its ProSource fitness equipment business, and has reported the results of this business as discontinued operations since December 1998.

         The Company's executive offices are located at 3500 W. 80th Street, Suite 130, Bloomington, Minnesota 55431 and its telephone number is (612) 831-6830.

Preventive Health Care Services and Products

         Fitness Center Management. Corporate and hospital-based fitness centers are emerging as important components of the preventive health care industry. Many employers are undertaking fitness programs in an effort to reduce health care costs, increase employee productivity and assist employees in managing stress. In addition, fitness centers have become an important new source of revenue for hospitals by providing significant inpatient and outpatient services.

         The Company provides a full range of development, management and marketing services for corporate and hospital-owned fitness centers. The Company generally manages all aspects of fitness center development, including fitness center design and equipment selection and acquisition. All set-up costs, including costs related to leasing and improving the site and acquiring the equipment, are generally borne by the client. The Company also provides consulting services, for which it receives consulting fees, for design and consulting work with clients prior to the decision to establish a fitness center. Once a fitness center is established, the Company generally manages all aspects of fitness center operation and provides staffing services and exercise programs and instruction. For its services, the Company receives a management fee which is normally unrelated to fitness center membership. The Company intends to offer its fitness center management clients certain fitness center management software programs under an exclusive license from Bladerunner U.K. Ltd. ("Bladerunner"), for which the Company will pay Bladerunner of royalty equal to a percentage of the Company's gross profit on such sales.

         The Company's fitness center sales staff markets to corporations and hospitals primarily through direct mail, telephone follow-ups and on-site presentations to secure additional consulting and management contracts for the Company. The Company currently utilizes a database with potential corporate and hospital leads which meet criteria regarding the development of a center.

         The Company currently is under contract to manage approximately 135 corporate and 8 hospital fitness centers located in 38 states. The Company also provides "on-site" physical therapy services (i.e. treatment for musculoskeletal (orthopedic) injuries or rehabilitation after surgery) at 10 fitness centers and work sites in California, Georgia and Kentucky.

         PTPA Network. The Company's subsidiary, The Preferred Companies, negotiates managed care and other third-party payor contracts for a nationwide network of over 825 independent physical, occupational and speech therapy clinics throughout the United States. The Preferred Companies also provides consulting and group purchasing services to its network members. Network members generally pay a fixed annual fee.

         Isernhagen Business. The Company's Isernhagen business is internationally recognized in the field of comprehensive occupational health and rehabilitative programs and services, including injury prevention education, pre-employment screening, ergonomic analysis, risk control management, and "safe" early return to work programs.

         IFCN Network. The Company's IFCN is in the business of organizing and maintaining a network of commercial fitness and health clubs and marketing memberships in such clubs to employers and insurance companies.

         Bladerunner Products. The Company expects to enter into a license agreement with Bladerunner pursuant to which the Company will be exclusively licensed to offer Bladerunner's line of health and wellness programs in North America. These programs will be marketed to the Company's fitness center clients, and include programs for stress management, smoking cessation, and low back care. Each program includes the sale of printed materials and the provision of training and consulting services. The Company will pay Bladerunner a royalty equal to a percentage of the Company's gross profit from such programs.

Discontinued Operations

         The Company continues to operate 15 outpatient physical therapy clinics in Minnesota, Iowa and Nebraska, which the Company is in the process of selling and which have been reported as discontinued operations since September 1998. These clinics provide facilities, equipment and staff to patients who require treatment for musculoskeletal (orthopedic) injuries or rehabilitation after surgery. Patients are generally referred by physicians or third party payors. Physical therapy offered at the Company's clinics includes a combination of treatments including massage, exercise and aquatic therapy and the application of heat, cold, ultrasound and electrostimulation. The Company employs licensed physical therapists, assisted by aides and technicians, to provide physical therapy services to individuals with musculoskeletal (orthopedic) injuries. The Company has terminated its agreement with Practice Management Consultants, Inc. regarding the acquisition of additional physical therapy clinics.

         The Company is in the process of selling its ProSource fitness equipment business. ProSource sells fitness equipment and repair and maintenance services to the health clubs, fitness centers (including Company-managed fitness centers) and the public through two retail locations in the Minneapolis area. The Company has reported its ProSource business as discontinued operations since December 1998.

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

Proprietary Rights

         Except for (1) certain copyrighted publications acquired by the Company in its acquisition of the Isernhagen business, and (2) the fitness center management software and health and wellness programs offered by the Company under license from Bladerunner, the Company does not believe that there are any significant proprietary rights or interests of the Company that would present significant barriers to entry with respect to competitors in the marketplace or competition for the business and clients of the Company's preventive health care business.

Government Regulation

         Although the Company believes that it will be subject to substantially less governmental regulation after the Company sells its physical therapy clinics, it is possible that government regulation will continue to have a significant role on the Company's operations.

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

Employees

         At December 31, 1998, the Company had 592 full-time and 1,636 part-time employees engaged in the Company's continuing operations. Of the full-time employees, 43 were engaged in general management and sales, 11 were Regional Managers and 498 were fitness center or physical therapy clinic staff. The Company's part-time employees are primarily engaged in the staffing of the fitness centers that the Company operates for its clients. At December 31, 1998, the Company also had 88 full-time and 25 part-time employees engaged in the Company's discontinued operations. None of Company's employees are subject to any collective bargaining agreements and the Company believes that its relations with its employees are good.

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

Insurance

         The Company maintains professional malpractice liability coverage on its professional and technical employees in the amount of $1,000,000 per occurrence and $2,000,000 in the aggregate per location. The Company also maintains general premises liability insurance of $1,000,000 per occurrence and $2,000,000 in the aggregate per location for each of its fitness centers and its executive offices. While the Company believes its insurance policies to be sufficient in amount and coverage for its current operations, there can be no assurance that coverage will continue to be available in adequate amounts or at a reasonable cost, and there can be no assurance that the insurance proceeds, if any, will cover the full extent of loss resulting from any claims.

ITEM 2.  PROPERTIES

         The Company leases approximately 6,826, 2,003 and 1,138 square feet of commercial office space in suites 130, 50 and 35, respectively, at 3500 W. 80th Street, Bloomington, Minnesota 55431, under leases expiring July 31, 2001. The Company's monthly base rental expense for these office spaces is approximately $10,581, plus taxes, insurance and other related operating costs. Other locations involved in the Company's continuing operations are leased for terms of one to four years with an aggregate monthly base rent of approximately $11,575. The Company believes that its facilities are adequate for its foreseeable needs. The Company's discontinued operations are conducted in locations under leases having terms of one to five years with an aggregate monthly base rent of approximately $45,662; the Company anticipates assigning its rights and obligations under these leases to the purchasers of the Company's discontinued operations.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time, the Company may become involved in various claims and lawsuits incident to the operation of its business, including claims arising from accidents or from the negligent provision of physical therapy services.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matters to a vote of security holders during the quarter ended December 31, 1998.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded in the over-the-counter market with prices currently quoted on the Nasdaq SmallCap Market under the symbol "HFIT." The Company has been notified by Nasdaq that the Company fails to meet the $1.00 minimum bid price and the $2 million minimum net tangible assets criteria for continued listing on Nasdaq. In March 1999, the Company appeared before a Nasdaq hearing panel to request additional time in which to achieve such criteria. The Company is unable to predict the decision of such panel, and the Company has been advised that the panel's decision could result in immediate deletion of the Company's common stock from the Nasdaq SmallCap Market, without further advance notice to the Company. The following table sets forth, for the periods indicated, the range of low and high sale prices for the Company's common stock as reported on the Nasdaq SmallCap Market.

          Calendar Year 1998:                         Low            High
                   Fourth quarter                      $.25          $1.00
                   Third quarter                        .38           1.25
                   Second quarter                      1.00           2.00
                   First quarter                       1.25           2.44

          Calendar Year 1997:
                   Fourth quarter                     $1.50          $3.50
                   Third quarter                       2.31           3.88
                   Second quarter                      2.00           2.88
                   First quarter                       2.38           3.13

         At March 18, 1999, the published high and low sale prices for the Company's common stock were $0.46875 and $0.375 per share respectively. At March 18, 1999, there were issued and outstanding 11,870,987 shares of common stock of the Company held by 472 shareholders of record. Record ownership includes ownership by nominees who may hold for multiple owners.

         The Company has never declared or paid any cash dividends on its common stock and does not intend to pay cash dividends on its common stock in the foreseeable future. The Company presently expects to retain any earnings to finance the development and expansion of its business. The payment by the Company of dividends, if any, on its common stock in the future is subject to the discretion of the Board of Directors, will depend on the Company's earnings, financial condition, capital requirements and other relevant factors. The Company's current credit facility prohibits the payment of dividends.

During the quarter ended December 31, 1998, the Company did not sell or issue any equity securities with or without registration under the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

         The following sets forth selected historical financial data with respect to the Company and its subsidiaries. The data given below as of and for the five years ended December 31, 1998 has been derived from the Company's Audited Consolidated Financial Statements. Data for 1994, 1995, 1996, and 1997 has been restated to reflect discontinued operations as presented in 1998. Such data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein and with the Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                      Years Ended December 31,
                                                      1998          1997          1996          1995          1994
                                                  ------------- ------------- ------------- ----------------------------
OPERATIONS DATA:
REVENUE                                            $25,643,000   $21,480,000   $16,500,000    $12,635,000   $ 3,876,000

INCOME (LOSS) FROM CONTINUING OPERATIONS              (941,000)     (943,000)      146,000       (254,000)   (1,226,000)
INCOME (LOSS) PER SHARE FROM CONTINUING OPERATIONS:
   Basic                                                (0.08)        (0.12)          0.02         (0.05)        (0.40)
   Diluted                                              (0.08)        (0.12)          0.02         (0.05)        (0.40)
CASH DIVIDENDS PAID PER SHARE                               -             -             -              -             -
BALANCE SHEET DATA (AT DECEMBER 31):
TOTAL ASSETS                                        20,615,000    23,732,000    18,179,000     14,284,000     6,629,000
LONG-TERM DEBT                                         900,000     5,785,000       657,000        598,000       718,000
SHAREHOLDERS' EQUITY                                 5,844,000    10,148,000     9,892,000      7,399,000     4,082,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Company's Consolidated Financial Statements.

                                                                        Results of Operations
                                                                       Years Ended December 31,
                                                 1998           %           1997          %           1996           %
                                            --------------- ---------- --------------- --------- --------------- ----------
REVENUE                                    $ 25,643,000      100.0%    $ 21,480,000      100.0%   $ 16,500,000      100.0%

COSTS OF REVENUE                             19,609,000       76.5%      16,580,000       77.2%     12,460,000       75.5%
                                           ------------       -----    ------------       -----   ------------       -----

GROSS PROFIT                                  6,034,000       23.5%       4,900,000       22.8%      4,040,000       24.5%

OPERATING EXPENSES:
    Salaries                                  1,985,000        7.7%       1,799,000        8.4%      1,290,000        7.8%
    Selling, general, and administrative      4,383,000       17.1%       3,789,000       17.6%      2,405,000       14.6%
                                           ------------       -----    ------------       -----   ------------       -----
       Total operating expenses               6,368,000       24.8%       5,588,000       26.0%      3,695,000       22.4%
                                           ------------       -----    ------------       -----   ------------       -----

OPERATING INCOME (LOSS)                        (334,000)      -1.3%        (688,000)      -3.2%        345,000        2.1%

INTEREST EXPENSE                               (667,000)      -2.6%        (277,000)      -1.3%       (185,000)      -1.1%
OTHER INCOME (EXPENSE)                          110,000        0.4%          67,000        0.3%         24,000        0.1%
                                           ------------       -----    ------------       -----   ------------      -----
INCOME (LOSS) FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                        (891,000)      -3.5%        (898,000)      -4.2%        184,000        1.1%
INCOME TAX EXPENSE                               50,000        0.2%          45,000        0.2%         38,000        0.2%
                                           ------------       -----    ------------       -----   ------------      -----

INCOME (LOSS) FROM CONTINUING OPERATIONS   $   (941,000)      -3.7%    $   (943,000)      -4.4%    $   146,000        0.9%
                                           ============       =====    ============       =====   ============      =====

General. The Company is in the business of providing preventive health care services and products to corporations and health care organizations. Preventive health care services are integrated health management services that include the development, marketing and management of corporate and hospital-based fitness centers, injury prevention and work-injury management consulting and on-site physical therapy.

The Company's revenues come from fitness center management and consulting contracts, fees paid by employers, insurers and others for injury prevention and work-injury management consulting and physical therapy services provided to patients at corporate locations. The fitness center management and consulting contracts provide for specific management, consulting, and program fees and contain provisions for modification, termination, and non-renewal.


RESULTS OF OPERATIONS

Years Ended December 31, 1998 and 1997

Revenue. For the year ended December 31, 1998, total revenues increased $4,163,000, or 19%, from the year ended December 31, 1997. The increase was primarily due to the growth in new fitness center management contracts. The Company added a net 20 corporate and hospital fitness center sites during 1998.

Gross Profit. Gross profit as a percentage of revenue for the year ended December 31, 1998 increased .7 percentage points when compared to the same period in the prior year. Gross profit dollars for the year ended December 31, 1998 increased $1,134,000, or 23%, from the year ended December 31, 1997. The increase in gross profit dollars was primarily due to the increase in fitness center contracts. The increase in gross profit percentage was primarily due to more profitable hospital fitness center contracts being added during 1998.

Operating Expenses. Operating expenses for the year ended December 31, 1998 increased $780,000, or 14% from the prior year. Operating expenses, as a percentage of revenue, for the year ended December 31, 1998 decreased 1.2 percentage points from 1997. The dollar increase was due to two non-cash adjustments that occurred in September and December required to recognize bad debt expense ($900,000) and reflect the net realizable value of certain assets ($415,000). Management believes that the adjusted asset amounts reflect the net realizable value of these assets. Other operating expenses decreased $535,000, or 10%.

Operating Loss. The Company had an operating loss of $334,000 for the year ended December 31, 1998, a decrease in operating loss of $354,000 over the prior year. The decrease was due to the sales and gross margin improvements in 1998 over 1997. The Company generated just under $1 million in operating income before the one-time adjustments mentioned above in the Operating Expenses section.

Interest Expense. Interest expense for the year ended December 31, 1998 increased $390,000 from the prior year due to higher average borrowings and a higher effective interest rate in 1998 versus 1997.

Income Taxes. Income taxes were calculated based on management's estimate of the Company's effective tax rate and represent primarily state income taxes in 1998. Deferred income tax benefit for the years ended December 31, 1998 and 1997 has been offset by a valuation allowance.

Loss From Continuing Operations. For the year ended December 31, 1998, the Company had a loss from continuing operations of $941,000, a $2,000 decrease from the prior year. The Company generated approximately $375,000 in income from continuing operations before the adjustments mentioned above in the Operating Expenses section.

Discontinued Operations. In August 1998, the Company formally adopted a plan to dispose of its freestanding physical therapy clinics business segment ("the PT clinic division"). The plan of disposal specifically targets a sale of substantially all the assets of the PT clinic division to a major provider of outpatient physical therapy services. The Company is in the process of negotiating with potential buyers and estimates that a transaction will be completed by June 30, 1999.

The PT clinic division loss from operations for the year ended December 31, 1998 includes only the results of operations for the PT clinic division for the eight months ended August 31, 1998, the date the Company formally adopted a plan to dispose of the PT clinic division. The loss from operations for the eight months ended August 31,1998 was $1,461,000 and included revenues of $4,064,000. Interest expense was $755,000 for the eight months ended August 31, 1998. A tax benefit was recorded and has been offset by a valuation allowance for the eight months ended August 31, 1998.

The PT clinic division incurred losses from operations of $363,000 for the year ended December 31, 1997. The losses included revenues of $5,380,000 for the year ended December 31, 1997. Interest expense included in the year ended December 31, 1997 was $313,000. A tax benefit was recorded and has been offset by a valuation allowance for the year ended December 31, 1997.

The PT clinic division loss on disposal for the year ended December 31, 1998 includes a provision for operating losses during the phase-out period, September 1, 1998 to June 30, 1999, any projected shutdown costs and the expected net realizable value from the sale of the division. The Company projects revenues of $4,454,000 and operating losses of $2,561,000 during the phase-out period. Interest expense included in the projected operating loss is $854,000. A tax benefit was included in the projected operating loss and has been offset by a valuation allowance. Potential shutdown costs are estimated at $561,000. The Company expects a loss from the sale of the PT clinic division, including shutdown costs of $2,091,000. Actual operating results through the date of disposal and gain or loss on sale of the division may change from these estimates.

In November 1998, the Company formally adopted a plan to dispose of its fitness equipment business segment ("the equipment division"). The plan of disposal specifically targets a sale of substantially all the assets of the equipment division to a major supplier and retailer of fitness equipment. The Company is in the process of negotiating with potential buyers and estimates that a transaction will be completed by June 30, 1999.

The equipment division loss from operations for the year ended December 31, 1998 includes the results of operations for the equipment division for the eleven months ended November 30, 1998, the date the Company formally adopted a plan to dispose of the equipment division. The loss from operations for the eleven months ended November 30, 1998 was $433,000 and included revenues of $6,674,000. Interest expense was $182,000 for the eleven months ended November 30, 1998. A tax benefit was recorded and has been offset by a valuation allowance for the eleven months ended November 30, 1998.

The equipment division had income from operations of $259,000 for the year ended December 31, 1997. The income from operations included revenues of $6,810,000 for the year ended December 31, 1997. Interest expense included in the year ended December 31, 1997 was $61,000. Tax expense was recorded and has been offset by a reduction in the valuation allowance for the year ended December 31, 1997.

The equipment division loss on disposal for the year ended December 31, 1998 includes a provision for operating losses during the phase-out period, December 1, 1998 to June 30, 1999, any projected shutdown costs and the expected net realizable value from the sale of the equipment division. The Company projects revenues of $2,996,000 and operating losses of $622,000 during the phase-out period. Interest expense included in the projected operating loss is $134,000. A tax benefit was included in the projected operating loss and has been offset by a valuation allowance. The Company expects the net realizable value from the sale of the equipment division's net assets to approximate their book value.

Years Ended December 31, 1997 and 1996

Revenue. Revenue increased $4,980,000, or 30%, to $21,480,000 in 1997 from $16,500,000 in 1996. The increase was primarily due to the annualized effect of adding a net of ten corporate fitness center management contracts and three hospital fitness center management contracts in 1996.

Gross Profit. Gross profit as a percentage of revenue for the year ended December 31, 1997 decreased 1.7 percentage points when compared to the same period in the prior year. Gross profit dollars for the year ended December 31, 1997 increased $860,000, or 21%, from the year ended December 31, 1996. The increase in gross profit dollars was due to the increase in fitness center contracts. The decrease in gross profit percentage was primarily due to the addition of less profitable fitness center contracts in 1997.

Operating Expenses. Operating expenses for the year ended December 31, 1997 increased $1,893,000, or 51% from the prior year. Operating expenses, as a percentage of revenue, for the year ended December 31, 1997 increased 3.6 percentage points over the same period in 1996. The dollar increase was due to costs associated with the Company's growth strategy that required increased personnel ($509,000), additional travel costs ($253,000), corporate name change costs ($190,000), new acquisitions amortization costs ($210,000) and other costs ($165,000). Also included in the increase were professional and consulting fees of $566,000 incurred to assist the Company in preparing its plan for future growth.

Operating Income (Loss). The Company incurred an operating loss of $688,000 in 1997 compared to operating income of $345,000 in 1996. The decrease of $1,033,000 from 1997 to 1996 was due to the increase in operating expenses.

Interest Expense. Interest expense increased from $184,000 in 1996 to $277,000 in 1997. The increase in interest expense was due to the higher average borrowings and interest rates in 1997 when compared to 1996.

Income Taxes. Income taxes were calculated based on management's estimate of the Company's effective tax rate and represent primarily state income taxes in 1997. Deferred income tax benefit for the years ended December 31, 1997 and 1996 has been offset by a valuation allowance.

Income (Loss) From Continuing Operations. The Company's loss from continuing operations of $943,000 in 1997 was a decrease of $1,089,000 from the Company's income from continuing operations of $146,000 in 1996. This decrease was due to increased operating expenses as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased $843,000 to ($1,457,000) at December 31, 1998 from the prior year-end, excluding $6.9 million under the Company's revolving credit facility that is now classified as a current liability. For the year ended December 31, 1998, the Company used $1,667,000 of cash in operating activities as compared to $838,000 for the same period in 1997. The increase in usage was primarily due to the increase in net loss in 1998 from 1997.

On June 4, 1998, the Company completed the acquisition of all the issued and outstanding stock of closely held David W. Pickering, Inc. (DWP), a Rhode Island corporation doing business as International Fitness Club Network (IFCN). IFCN is in the business of organizing and maintaining a network of commercial fitness and health clubs and marketing memberships in such clubs to employers and insurance companies. The purchase agreement contained a non-compete provision that covers a period of five years and prohibits the former owner from directly or indirectly competing with the Company. In connection with the acquisition of DWP, the Company issued 30,000 shares of common stock valued at $45,000 and paid cash consideration of $210,000 and an automobile valued at approximately $30,000.

On February 27, 1998, the Company completed the acquisition of all the issued and outstanding stock of closely held Midlands Physical Therapy, Inc. (Midlands), a Nebraska-based provider of rehabilitative services. The purchase agreement contained a noncompete provision that covers a period of five years and prohibits the former owners from directly or indirectly competing with the Company. In connection with the acquisition of Midlands, the Company issued 200,000 shares of common stock valued at $362,500 and cash consideration of $585,000.

The Company has a revolving credit facility with Abelco Finance L.L.C. and other affiliates of Cerberus Partners, L.P. (the "Lender"). The Company's ability to draw down on the facility is tied to the Borrowing Base formula which is based upon the Company's EBITDA (defined as earnings before interest, taxes, depreciation and amortization), revenues, or collections, whichever is less. The credit facility is secured by all of the Company's assets, including its accounts receivable, inventory, equipment, and general intangibles and is guaranteed in part by the Company's President and Chief Executive Officer. The Company paid the Lender a commitment fee equal to 1.5% of the total credit facility, and a closing fee equal to 1.0% of the total credit facility. The Company also issued to the Lender 312,497 shares of common stock. The Company pays the Lender a loan servicing fee of $5,000 per month. The advances under the credit facility accrue interest at a rate equal to 7.0% in excess of Chase Manhattan's prime rate , with a minimum rate of 15.5%. The Company is required to pay monthly interest payments on outstanding borrowings at the prime rate plus 4.5%, with a minimum rate of 13%. The unpaid interest (2.5%) is added to the principal balance of the facility, and will accrue interest until paid. The credit facility is due July 1999. The credit facility is subject to various affirmative and negative covenants customary in transactions of this type, including a requirement to maintain certain financial ratios and limitations on the Company's ability to incur additional indebtedness, to make acquisitions outside of certain established parameters, or to make dividend distributions. As of December 31, 1998, the Company had $260,000 of availability under its revolving credit facility with Abelco Finance L.L.C.

On June 26, 1998, the Company and the Lender amended the Credit Agreement. The amendment waived certain covenants and requires the Company to maintain a "Special Availability Reserve" in an amount equal to the Borrowing Base minus $8,000,000.

On September 10, 1998, the Company and the Lender further amended the Credit Agreement. The amendment waived certain covenants as of July 31, 1998 and requires the Company to maintain a "Special Availability Reserve" in an amount equal to the Borrowing Base minus $8,000,000 minus the amount equal to $200,000 plus an additional $100,000 each week, commencing September 15, 1998, for four consecutive weeks, until the amount calculated equals $7,400,000. In the event that the borrowing base is greater than $7,700,000, the Lender may, at its option, elect to decrease the Special Availability Reserve by up to $300,000 (see Exhibit 10.16).

On November 2, 1998, the Company and the Lender further amended the Credit Agreement. The amendment waived certain covenants as of September 30, 1998 and provides that the maximum loans in excess of the Borrowing Base is $149,000. The amendment also required such excess amount to be repaid in eight consecutive weekly installments of $20,000 commencing November 3, 1998 (see Exhibit 10.17).

On January 8, 1999, the Company and the Lender further amended the Credit Agreement. The amendment waived certain covenants as of November 30, 1998 and permits Lender to make "Supplemental Loans", defined as loans in excess of the Borrowing Base. The amendment amended the definition of the Borrowing Base to not exceed $7,200,000 as reduced by $20,000 per week commencing February 16, 1999, and deleted the "Special Availability Reserve". The amendment also deleted certain permitted acquisitions by the Company (see Exhibit 10.18).

On February 26, 1999, the Company and the Lender further amended the Credit Agreement. The amendment reflects the assignment by Madeleine L.L.C. of its interest in the Credit Agreement to Ableco Finance L.L.C., and other affiliates of the Cerberus Partners group. The amendment permits the Company to issue certain secured subordinated debentures (see Exhibit 10.19).

On March 12, 1999, the Company and the Lender further amended the Credit Agreement to waive certain covenants as of December 31, 1998.

In February 1998, the Company also completed the private sale of 3,000,000 Units at an aggregate offering price of $3,300,000. Each Unit consisted of one share of common stock and a warrant to purchase one-fourth (.25) of one share of common stock at $2.25 per whole share.

Sources of capital to meet future obligations in 1999 are anticipated to be cash provided by operations, cash from the sale of discontinued operations and the Company's revolving credit facility. The Company expects to renegotiate its revolving credit facility prior to its due date of July 1999. In order to conserve capital resources, the Company's policy is to lease its physical facilities. The Company does not believe that inflation has had a significant impact on the results of its operations.

Outlook

Over the past year a number of factors in the rehabilitation marketplace have led the Company to conclude that the opportunity in the freestanding physical therapy clinic business may be diminishing. These factors include increased penetration of managed care health plans, the increasing complexity of Medicare reimbursement and increased competition for clinic acquisition by large, well-financed competitors. Consequently, in August 1998, the Company formally adopted a plan to dispose of its freestanding physical therapy clinics division. The plan of disposal specifically targets a sale of substantially all the assets of the freestanding physical therapy clinics division to a major provider of outpatient physical therapy services. The Company is in the process of negotiating with potential buyers and estimates that a transaction will be completed by June 30, 1999.

In December 1998, the Company made the decision that its equipment dealership and equipment retail operations did not fit the Company's long term strategy of focusing on its preventive health care services business. The plan of disposal specifically targets a sale of substantially all the assets of the equipment division to a major supplier and retailer of fitness equipment. The Company is in the process of negotiating with potential buyers and estimates that a transaction will be completed by June 30, 1999.

The Company believes the outlook for its preventive health care services business has improved dramatically as a result of increased corporate health care costs and the wellness and fitness trend gaining momentum. Going forward, the Company has shifted its strategy to focus its growth efforts solely on its preventive health care services business for corporations and health care organizations.

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

Operating income, as a percentage of revenues, is expected to increase compared with that experienced for the year ended December 31, 1998 as the Company expects to control site costs and maintain operating expenses, as a percentage of revenues, at levels consistent with 1998.

Year 2000 Compliance

The Company has initiated a project to prepare its products and computer systems for the year 2000 impact on its business operations, product offerings, customers and suppliers. The Company has completed the awareness phase of the project and is currently in various stages of the assessment, remediation and internal testing phases. The project is expected to completed be by the end of the third quarter of calendar year 1999. Accordingly, management believes the year 2000 issue will not have a significant impact on its business. If necessary modification and conversions are not completed on a timely basis, the year 2000 issue could have an adverse effect on the Company's business. At this time, the Company believes it is unnecessary to adopt a contingency plan covering the possibility that the project will not be completed in a timely manner, but as part of the overall project, the Company will continue to assess the need for a contingency plan.

The Company is also communicating and working with its significant vendors, customers and other business partners to minimize year 2000 risks and protect the Company and its customers from potential service interruptions. However, the Company could be adversely affected by the failure of third parties to become year 2000 compliant, including the risk of operational outages due to disruptions in communications or electrical service. Although the Company believes the effect of such disruptions would be localized and temporary, there is no assurance that these or other year 2000 risks will not have a material financial impact in any future period.

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

Private Securities Litigation Reform Act

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-K and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are forward-looking, such as statements relating to plans for future expansion, product development, market acceptance of new products, and other business development activities as well as other capital spending, financing sources and the effects of regulation and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to product development and market acceptance of new products, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, changes in federal or state tax laws or the administration of such laws.

Portions of the Form 10-K, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contain numerous forward-looking statements that involve a number of risks and uncertainties. Factors that could cause actual results to differ materially from such forward-looking statements include but are not limited to the following:

Sufficiency of working capital:

         The Company's ability to fund its working capital requirements in the future is materially dependent upon its ability to generate cash flow from its existing and future management contracts, consulting fees, sales of health and wellness programs, sales of PTPA and IFCN network memberships, fees generated from its on-site physical therapy operations and future debt and/or equity financings. Additionally, the Company is materially dependent on its ability to sell its discontinued operations and to restructure its current line of credit. Future potential acquisitions, and the costs associated with the successful integration of such acquisitions, could adversely affect Company cash flows from operating activities. If the Company's existing operations would require more capital than currently anticipated, or if revenues or expenses are greater than what are currently anticipated, the Company may need additional financing in order to maintain its operations. Such sources of additional financing could include, but may not be limited to, sales of the Company's debt or equity securities. No assurance can be given that the Company will be able to secure any such financing when needed, or that such financing, if obtained, would be on terms favorable or acceptable to the Company.

Material dependence upon existing management:

         The success of the Company is highly dependent on the services of Mr. Loren S. Brink, its President and Chief Executive Officer. The loss of Mr. Brink's services would have a material adverse effect on the Company's business. In January 1997, the Company entered into an "evergreen" three year employment agreement with Mr. Brink. The Company owns and maintains a key-man life insurance policy on Mr. Brink's life in the amount of $3.5 million.

Potential changes in workers' compensation laws:

         Workers' compensation coverage is a creation of state law, and thus, is subject to material change by state legislatures and is materially influenced by the political process in each state. Several states have mandated that employers receive coverage only from funds operated by the state. New laws affecting the workers' compensation system in Minnesota and any other state where the Company may do business in the future (including laws that require all employers to participate in state-sponsored funds or that mandate premium reductions) could have a material adverse effect on the Company and its financial position, results of operations and cash flows.

Balanced Budget Act of 1997:

         It is believed that the Federal Balanced Budget Act of 1997 has had and will continue to have an adverse effect on the financial condition and operating results of hospitals throughout the country. Such adverse effects could cause cancellations or non-renewals of the Company's hospital-based fitness center management contracts, and/or limit the opportunities for new contracts in such area. Such adverse effects on hospitals could have a material adverse effect on the Company and its financial position, results of operations and cash flows.

Competition:

         The preventive health care business is very competitive. The Company competes for management contracts for corporate and hospital-based fitness centers with other health and fitness management companies. There can be no assurance that the Company will be able to compete successfully with these management and physical therapy companies.

Nasdaq SmallCap Market(TM) ("SmallCap Market") Maintenance Requirements:

         The requirements for continued listing of the Company's common stock on the Nasdaq SmallCap Market(TM) include a requirement that the Company have either (1) net tangible assets of at least $2 million, (2) $500,000 of net income in the most recent fiscal year or in two of the last three fiscal years, or (3) a market capitalization of at least $35 million. The Company did not meet this requirement as of September 30, 1998 or December 31, 1998. An additional requirement for continued listing is a minimum bid price of $1.00 for the Company's Common Stock, which requirement has not been met since August 4, 1998. Although the Company appeared in March 1999 before a Nasdaq hearing panel to request additional time in which to meet these requirements, the Company is unable to predict the decision of such panel, and the Company has been advised that the panel's decision could result in immediate deletion of the Company's common stock from the Nasdaq SmallCap Market, without further advance notice to the Company. If the Company's common stock is de-listed from Nasdaq, trading, if any, in the Company's common stock would thereafter be conducted in the over-the-counter markets or in the so called "pink sheets" or on Nasdaq's electronic bulletin board. Consequently, the liquidity of the Company's securities could be impaired, not only in the number of securities which could be bought or sold, but also through delays and timing of transactions, reductions in security analysts' and the news media's coverage of the Company, and possibly, lower prices for the Company's securities than might otherwise be attained.

Possible dilution and depressive effect on price of the Company's common stock from common stock issued in connection with acquisitions:

         If the Company pursues further acquisitions, the Company may issue shares of its common stock in such acquisitions, as well as grant certain earn-out provisions that may include the future issuance of the Company's common stock. Such issuances of the Company's common stock in connection with acquisitions may be dilutive to existing shareholders of the Company and sales of such securities into the public market could have a depressive effect on the price of the Company's common stock. No assurance can be given that such future issuances of the Company's securities in connection with future acquisitions will not have a materially dilutive effect on existing Company shareholders, nor that sales of shares issued in such acquisitions will not materially adversely affect the price of the Company's common stock.

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

Lack of proprietary protection; lack of barriers to entry:

         Although the Company holds certain trademarks, tradenames and intellectual property associated with its operations, the Company is primarily a health care service business where patents or other intellectual property are not applicable, or if applicable, do not provide material barriers to entry for third parties or competitors to enter the Company's existing business and compete with the Company. Therefore, no assurance can be given that other existing competitors, or health care companies seeking to gain access to the Company's market or limit the Company's market share, may not devote resources to effectively compete with the Company in the future. No assurance can be given that if such competition occurs in the future that the Company's financial position, results of operations or cash flows will not be materially adversely affected.

Potential depressive effect on price of common stock arising from exercise and sale of existing convertible securities:

         At December 31, 1998, the Company had outstanding stock options and warrants (not including the shares issuable under any contingent grants, earn-out agreements or any future acquisition) to purchase an aggregate 3,595,711 shares of common stock. The exercise and sale of such outstanding stock options and stock purchase warrants and sale of stock acquired thereby may have a material adverse effect on the price of the Company's common stock. In addition, the exercise and sale of such Company's common stock could occur at a time when the Company would otherwise be able to obtain additional equity capital on terms and conditions more favorable to the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has no history of, and does not anticipate in the future, investing in derivative financial instruments, derivative commodity instruments or other such financial instruments. Transactions with international customers are entered into in U.S. dollars, precluding the need for foreign currency hedges. Additionally, the Company invests in money market funds and fixed rate U.S. government and corporate obligations, which experience minimal volatility. Thus, the exposure to market risk is not material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Balance Sheet of the Company as of December 31, 1998, and related Consolidated Statements of Operations, Shareholders' Equity, and Cash Flows for the year then ended December 31, 1998, the notes thereto have been audited by Grant Thornton LLP, independent certified public accountants. The Consolidated Balance Sheet of the Company as of December 31, 1997, and the Consolidated Statements of Operations, Shareholders' Equity, and Cash Flows for each of the two years then ended and notes thereto have been audited by Deloitte & Touche LLP, independent auditors.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors
Health Fitness Corporation
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheet of Health Fitness Corporation and subsidiaries (the Company) as of December 31, 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Fitness Corporation and subsidiaries as of December 31, 1998 and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with generally accepted accounting principles.





/s/ Grant Thornton LLP
Minneapolis, Minnesota
February 26, 1999 (except for Note 5, as to which the date is March 12, 1999)

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors
Health Fitness Corporation
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Health Fitness Corporation as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Health Fitness Corporation as of December 31, 1997 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
April 8, 1998
(April 12, 1999 as to Note 3)

HEALTH FITNESS CORPORATION

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997

                                                                                1998          1997
                                                                          -------------   ------------
ASSETS (Note 5)

CURRENT ASSETS:
    Cash                                                                  $     29,598    $     81,639
    Trade accounts and notes receivable, less allowance for doubtful
       accounts of $1,293,000 and $200,000, respectively                     5,356,884       4,866,617
    Inventories                                                                 26,459          23,456
    Prepaid expenses and other                                                  61,145         495,699
                                                                          ------------    ------------
           Total current assets                                              5,474,086       5,467,411

PROPERTY AND EQUIPMENT, net (Note 4)                                         1,049,624         974,508

OTHER ASSETS:
    Goodwill, less accumulated amortization of $1,580,098 and
       $1,098,719, respectively (Notes 1 and 2)                              7,568,810       7,642,203
    Noncompete agreements, less accumulated amortization of $374,478
       and $214,889, respectively (Notes 1 and 2)                              592,373         611,961
    Copyrights, less accumulated amortization of $85,608 and $40,944,
       respectively (Notes 1 and 2)                                            584,391         629,056
    Trade names, less accumulated amortization of $20,613 and $8,556,
       respectively (Notes 1 and 2)                                            189,387         131,444
    Contracts, less accumulated amortization of $23,334 and $0,
       respectively (Notes 1 and 2)                                             56,666            --
    Trade accounts and notes receivable (Note 1)                               922,966         639,376
    Deferred financing costs, less accumulated amortization of
       $836,082 at December 31, 1998                                           585,260          85,001
    Other                                                                       65,983         407,259
    Net assets of discontinued operations (Note 3)                           3,525,272       7,144,063
                                                                          ============    ============
                                                                          $ 20,614,818    $ 23,732,282
                                                                          ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Notes payable (Note 5)                                                $  6,939,692    $       --
    Current maturities of long-term debt (Note 5)                              572,227         503,540
    Trade accounts payable                                                   2,335,509       1,873,472
    Accrued salaries, wages, and payroll taxes                               1,405,382       1,779,200
    Accrued earn-out                                                           309,962         533,444
    Other accrued liabilities                                                  678,624       1,233,538
    Deferred revenue                                                         1,629,192       1,844,460
                                                                          ------------    ------------
           Total current liabilities                                        13,870,588       7,767,654

LONG-TERM DEBT, less current maturities (Note 5)                               900,148       5,785,018

DEFERRED LEASE OBLIGATION                                                         --            31,170

COMMITMENTS AND CONTINGENCIES (Note 6)                                            --              --

STOCKHOLDERS' EQUITY (Note 7):
    Preferred stock, $.01 par value; authorized 5,000,000 shares, none
       issued or outstanding                                                      --              --
    Common stock, $.01 par value; 25,000,000 shares authorized;
       11,884,413 and 8,136,828 shares issued and outstanding,
       respectively                                                            118,844          81,368
    Additional paid-in capital                                              16,725,126      12,976,680
    Accumulated deficit                                                    (10,951,526)     (2,842,379)
                                                                          ------------    ------------
                                                                             5,892,444      10,215,669
    Stockholder note and interest receivable                                   (48,362)        (67,229)
                                                                          ------------    ------------
                                                                             5,844,082      10,148,440
                                                                          ============    ============
                                                                          $ 20,614,818    $ 23,732,282
                                                                          ============    ============

See notes to consolidated financial statements

HEALTH FITNESS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                             1998           1997             1996
                                                        ------------    ------------    ------------

REVENUE                                                 $ 25,642,995    $ 21,480,454    $ 16,499,847

COSTS OF REVENUE                                          19,608,792      16,580,601      12,459,777
                                                        ------------    ------------    ------------

GROSS PROFIT                                               6,034,203       4,899,853       4,040,070

OPERATING EXPENSES:
    Salaries                                               1,985,495       1,798,728       1,290,182
    Selling, general, and administrative                   4,382,991       3,789,051       2,404,471
                                                        ------------    ------------    ------------
           Total operating expenses                        6,368,486       5,587,779       3,694,653
                                                        ------------    ------------    ------------

OPERATING INCOME (LOSS)                                     (334,283)       (687,926)        345,417

INTEREST EXPENSE                                            (666,935)       (277,286)       (185,253)
OTHER INCOME                                                 109,904          67,258          24,029
                                                        ------------    ------------    ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                      (891,314)       (897,954)        184,193
INCOME TAXES                                                  50,000          45,000          38,000
                                                        ------------    ------------    ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                    (941,314)       (942,954)        146,193
                                                        ------------    ------------    ------------

DISCONTINUED OPERATIONS (Note 3):
    Income (loss) from operations of Physical
       Therapy Clinic segment and Equipment
       segment (less applicable taxes of
       $49,000 in 1996)                                   (1,893,921)       (103,736)        859,388
    Loss on disposal of Physical Therapy Clinic
       segment and Equipment segment (less
       applicable taxes)                                  (5,273,912)           --              --
                                                        ------------    ------------    ------------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS                (7,167,833)       (103,736)        859,388
                                                        ------------    ------------    ------------

NET INCOME (LOSS)                                       $ (8,109,147)   $ (1,046,690)   $  1,005,581
                                                        ============    ============    ============
INCOME (LOSS) PER SHARE FROM CONTINUING
OPERATIONS:
    Basic                                               $      (0.08)   $      (0.12)   $       0.02
    Diluted                                                    (0.08)          (0.12)           0.02

INCOME (LOSS) PER SHARE FROM DISCONTINUED OPERATIONS:
    Basic                                               $      (0.63)   $      (0.01)   $       0.13
    Diluted                                                    (0.63)          (0.01)           0.11

NET INCOME (LOSS) PER SHARE:
    Basic                                               $      (0.72)   $      (0.13)   $       0.15
    Diluted                                                    (0.72)          (0.13)           0.13

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
    Basic                                                 11,319,295       7,884,088       6,894,022
    Diluted                                               11,319,295       7,884,088       7,581,844


See notes to consolidated financial statements.

HEALTH FITNESS CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                           Stockholder
                                          Common Stock          Additional                  Note and       Total
                                      -----------------------     Paid-in     Accumulated   Interest   Stockholders'
                                        Shares       Amount       Capital       Deficit    Receivable     Equity
                                      ----------    ---------   ----------   -----------   ----------  ------------
BALANCE AT JANUARY 1, 1996             6,457,429   $   64,574  $10,200,033   $(2,801,270)   $ (64,403)  $ 7,398,934

   Issuance of common stock in
     connection with 1996 acquisition     40,000          400      221,914          --           --         222,314
   Issuance of common stock
     purchase warrants                      --           --         40,000          --           --          40,000
   Conversion of convertible notes
     and interest                        456,955        4,570    1,049,875          --           --       1,054,445
   Warrants exercised                     86,592          866       52,662          --           --          53,528
   Stock options exercised               135,000        1,350       88,080          --           --          89,430
   Issuance of common stock
     in connection with a software
     license agreement                    10,000          100       26,150          --           --          26,250
   Issuance of common stock through
     Employee Stock Purchase Plan          7,317           73       14,703          --           --          14,776
   Advances on notes receivable             --           --           --            --        (17,970)      (17,970)
   Payments received on notes receivable    --           --           --            --          4,800         4,800
   Net income                               --           --           --       1,005,581         --       1,005,581
                                      ----------      -------   ----------   -----------      -------    ----------

BALANCE AT DECEMBER 31, 1996           7,193,293       71,933   11,693,417    (1,795,689)     (77,573)    9,892,088

   Issuance of common stock in
     connection with 1995 acquisition    292,829        2,928       (2,928)        --            --            --
   Issuance of common stock in
     connection with 1997 acquisitions   153,911        1,539      414,086         --            --         415,625
   Issuance of common stock
     purchase warrants                      --           --         92,431         --            --          92,431
   Issuance of note payable with
     conversion option                      --           --         44,118         --            --          44,118
   Conversion of convertible notes
     and interest                        130,358        1,304      313,452         --            --         314,756
   Warrants exercised                     86,800          868      129,882         --            --         130,750
   Stock options exercised               223,000        2,230      158,520         --            --         160,750
   Issuance of common stock
     for services                         35,500          355       83,239         --            --          83,594
   Issuance of common stock through
     Employee Stock Purchase Plan         21,137          211       50,463         --            --          50,674
   Advances on notes receivable             --           --          --            --          (9,656)       (9,656)
   Payments received on notes receivable    --           --          --            --          20,000        20,000
   Net loss                                 --           --          --       (1,046,690)        --      (1,046,690)
                                      ----------      -------   ----------   -----------      -------    ----------

BALANCE AT DECEMBER 31, 1997           8,136,828       81,368   12,976,680    (2,842,379)     (67,229)   10,148,440

    Issuance of common stock in
      connection with acquisition        230,000        2,300      405,200          --           --         407,500
    Issuance of common stock
      in connection with credit facility 312,497        3,125      340,622          --           --         343,747
    Stock options exercised               32,000          320       39,680          --           --          40,000
    Warrants exercised                    80,000          800       99,200          --           --         100,000
    Issuance of common stock in connection
      with private placement           3,000,000       30,000    2,755,074          --           --       2,785,074
    Issuance of common stock through
      Employee Stock Purchase Plan        93,088          931      108,670          --           --         109,601
    Advances on notes receivable            --           --           --            --         (3,533)       (3,533)
    Payments received on notes
      receivable                            --           --           --            --         22,400        22,400
    Net loss                                --           --           --      (8,109,147)        --      (8,109,147)
                                      ----------      -------   ----------   -----------      -------    ----------

BALANCE AT DECEMBER 31, 1998          11,884,413     $118,844  $16,725,126  $(10,951,526)    $(48,362)  $ 5,844,082
                                      ==========      =======   ==========   ===========      =======    ==========

See notes to consolidated financial statements.

HEALTH FITNESS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                   1998               1997               1996
                                                            ------------------- ------------------ ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                          $   (8,109,147)   $    (1,046,690)     $    1,005,581
    Adjustment to reconcile net income (loss) to net
        cash provided by (used in) operating activities:
        Common stock issued for services                                    -            134,268              14,776
        Depreciation and amortization                               1,766,654            893,801             687,148
        Loss on disposal of assets                                    332,060                  -                   -
        Discontinued operations                                     4,708,720            (81,294)           (187,051)
    Change in assets and liabilities, net of acquisitions:
        Trade accounts and notes receivable                          (354,368)        (1,538,397)           (755,472)
        Inventories                                                    (3,003)           (23,456)            367,901
        Prepaid expenses and other                                    444,624           (155,755)            (14,893)
        Other assets                                                  301,276           (254,853)            (37,209)
        Trade accounts payable                                        408,487            112,764             534,087
        Accrued liabilities and other                                (904,957)           854,363            (456,286)
        Deferred revenue                                             (257,733)           267,274              36,200
                                                            ------------------- ------------------ ------------------
        Net cash provided by (used in)
           operating activities                                    (1,667,387)          (837,975)          1,194,782

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                (94,413)          (496,190)            (84,459)
    Payments for acquisitions, net of liabilities
        assumed and cash acquired                                    (196,263)        (1,000,000)           (444,068)
    Payments in connection with earn-out provisions                  (644,933)          (485,115)           (124,924)
    Advances made for notes receivable                             (1,170,398)                  -                  -
    Net change in notes receivable                                    418,675            220,008                   -
    Discontinued operations                                          (658,941)        (1,057,615)         (1,236,490)
                                                            ------------------- ------------------ ------------------
        Net cash used in investing activities                      (2,346,273)        (2,818,912)         (1,889,941)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings under line of credit and notes payable              40,626,690          3,435,500           5,300,938
    Repayments of line of credit and notes payable                (33,686,998)        (2,197,500)         (4,912,880)
    Proceeds from long term debt                                    1,456,384          2,712,128             113,000
    Repayment of long term debt                                    (6,437,726)          (440,803)           (662,683)
    Payment of financing costs                                     (1,394,020)                 -                   -
    Proceeds from the issuance of common stock                      3,378,422            291,500             268,659
    Proceeds from the issuance of warrants to
        purchase common stock                                               -             22,000                   -
    Other                                                              18,867            (84,299)             81,473
                                                            ------------------- ------------------ ------------------
        Net cash provided by financing activities                   3,961,619          3,738,526             188,507
                                                            ------------------- ------------------ ------------------

NET INCREASE (DECREASE) IN CASH                                       (52,041)            81,639            (506,652)

CASH AT BEGINNING OF YEAR                                               81,639                 -             506,652
                                                            =================== ================== ==================

CASH AT END OF PERIOD                                            $      29,598      $     81,639       $           -
                                                            =================== ================== ==================


See notes to consolidated financial statements.

HEALTH FITNESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

1.       BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Business - Health Fitness Corporation and subsidiaries (the Company) provides integrated health management services to corporations and health care organizations. Health management services include the development, marketing and management of corporate and hospital based fitness centers, injury prevention and work-injury management consulting and on-site physical therapy.

         Consolidation - The consolidated financial statements include the accounts of Health Fitness Corporation and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

         Trade Accounts and Notes Receivable - The Company grants credit to customers in the ordinary course of business. Trade accounts and notes receivable represent amounts due from companies and individuals for services and products. The notes receivable are typically due in 60 monthly installments and have interest rates from 8.8% to 16.4%. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers and their geographic dispersion.

         Deferred Revenue - Deferred revenue represents billings in advance for the management of corporate and hospital-based fitness centers and amounts received in excess of revenues recognized to date on contracting third-party payor contracts.

         Revenue Recognition - Revenue, except from contracting third-party payor contracts, is recognized at the time the service is provided. Revenue from contracting third-party payor contracts is recognized over the contract period.

         Property and Equipment - Property and equipment is stated at cost. Depreciation and amortization are computed using both straight-line and accelerated methods over the useful lives of the assets or the terms of the capital leases.

         Goodwill - Goodwill represents the excess of the purchase price and related costs over the fair value of the net assets of businesses acquired and is amortized on a straight-line basis over 15 or 20 years.

         Subsequent payments of earn-out provisions associated with acquisitions are accounted for as adjustments to goodwill and amortized on a straight-line basis over the remaining life of the goodwill. The carrying value of goodwill and other intangible assets is assessed periodically or when factors indicating an impairment are present. Projected undiscounted cash flows are used in assessing these assets.

         Noncompete Agreements - The Company has entered into noncompete and separation agreements with certain individuals which cover periods of five to seven years and prohibit the individuals from directly or indirectly competing with the Company. The payments associated with these agreements are amortized over the term of the noncompete agreement.

         Other Intangible Assets - The Company's other intangible assets consist of copyrights, trade names, and contracts related to businesses acquired. Contracts consist of agreements to provide rehabilitative services on behalf of other health care providers for terms of two to three years. The values assigned by the Company to copyrights, trade names and contracts are based on independent appraisals and are amortized on a straight-line basis over 15 years for copyrights and trademarks and 2 or 3 years for contracts.

         Net Income (Loss) Per Common Share - Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and contingently issuable shares consisting of 0, 24,068 and 10,601 shares in 1998, 1997 and 1996, respectively. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and common share equivalents relating to contingently issuable shares of stock options, stock warrants, and convertible subordinated notes, when dilutive. Diluted net loss per share in 1998 and 1997 is the same as basic net loss per share due to the losses in those years. Diluted net income per share in 1996 includes an additional 395,882 and 291,940 of common share equivalents due to the dilutive effect of certain stock options and warrants and contingently issuable shares.

         Contingently issuable shares of common stock with a value of $500,000 on February 7, 1999, stock options and warrants to purchase 3,595,711 shares of common stock with a weighted average exercise price of $2.81, were excluded from the 1998 diluted computation because they are antidilutive.

         Contingently issuable shares of common stock with a value of $500,000 on February 7, 1999, stock options and warrants to purchase 2,685,211 shares of common stock with a weighted average exercise price of $3.19, and assumed conversion of convertible subordinated notes into 159,522 shares of common stock were excluded from the 1997 diluted computation because they are antidilutive.

         Stock options and warrants to purchase 1,248,428 shares of common stock with a weighted average exercise price of $3.49, and assumed conversion of convertible subordinated notes into 189,487 shares of common stock were excluded from the 1996 diluted computation because they are antidilutive.

         Stock-Based Compensation - The Company utilizes the intrinsic value method of accounting for its stock based employee compensation plans. Pro-forma information related to the fair value based method of accounting is contained in note 7.

         Use of Estimates - Preparing consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Reclassifications - Certain reclassifications have been made to the 1997 and 1996 balances to conform to the presentation used in 1998.

2.       BUSINESS COMBINATIONS

         1998 Acquisitions - On June 4, 1998, the Company completed the acquisition of all the issued and outstanding stock of David W. Pickering, Inc. (DWP), a Rhode Island corporation doing business as International Fitness Club Network (IFCN). IFCN is in the business of organizing and maintaining a network of commercial fitness and health clubs and marketing memberships in such clubs to employers and insurance companies (the IFCN Business). The purchase agreement contained a noncompete provision that covers a period of five years and prohibits the former owner from directly of indirectly competing with the Company. In conjunction with this acquisition, the Company issued 30,000 shares of common stock valued at $45,000, and paid cash consideration of $210,000 and an automobile valued at approximately $30,000.

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

         On February 27, 1998, the Company completed the acquisition of all the issued and outstanding stock of Midlands Physical Therapy, Inc. (Midlands), a Nebraska-based provider of rehabilitative services. The purchase agreement contained a non-compete provision that covers a period of five years and prohibits the former owners from directly or indirectly competing with the Company. In connection with the acquisition of Midlands, the Company issued 200,000 shares of common stock valued at $362,500 and cash consideration of $585,000.

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

         In connection with the 1998 acquisitions; assets purchased and liabilities assumed, common stock issued, and cash consideration paid were as follows:

                                                       IFCN         Midlands
                                                    --------       ----------
         Assets acquired:
           Accounts receivable                      $135,899             $ -
           Other current assets                       10,070           21,750
           Property                                   14,178          196,789
           Noncompete agreements                     140,000          490,000
           Trade names                                70,000           80,000
           Contracts                                  80,000          120,000
           Excess of purchase price
             over net assets acquired                 89,550          335,402
                                                    --------       ----------
                                                     539,697        1,243,941
         Liabilities assumed:
           Accounts payable                           53,550          120,985
           Accrued expenses                           92,011          106,968
           Deferred revenue                           42,465               -
           Debt                                       96,671           68,488
                                                    --------       ----------
                                                     284,697          296,441
         Common stock issued                          45,000          362,500
                                                    --------       ----------

         Cash consideration paid                    $210,000        $ 585,000
                                                    ========       ==========

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

         In connection with the 1997 acquisitions; assets purchased and liabilities assumed, notes issued, common stock issued, and cash consideration paid were as follows:

                                                         Medlink         Duffy           K.A.M.        Isernhagen
                                                      -----------     -----------      ----------        ----------
         Assets acquired:
           Cash                                       $     5,417     $        -       $    3,175        $       -
           Accounts receivable                            300,776         184,572          24,965           108,900
           Other current assets                            23,282           2,280              -             13,492
           Property                                        94,518         168,500          30,110             9,159
           Noncompete agreements                           80,000         120,000         160,000           420,000
           Copyrights                                          -               -               -            670,000
           Trade names                                     30,000          50,000          40,000           140,000
           Contracts                                       50,000              -          170,000                -
           Excess of purchase price
              over net assets acquired                     86,998         110,070          80,760           100,990
                                                      -----------     -----------      ----------        ----------
                                                          670,991         635,422         509,010         1,462,541
         Liabilities assumed:
           Accounts payable                                96,123          97,341          92,407           118,760
           Accrued expenses                               113,887          24,331          16,603            75,681
           Deferred revenue                                    -               -               -             18,100
           Debt                                            84,606          70,000              -                 -
                                                      -----------     -----------      ----------        ----------
                                                          294,616         191,672         109,010           212,541
         Notes issued                                          -               -               -            250,000
         Common stock issued                               71,875         143,750         200,000                -
                                                      -----------     -----------      ----------        ----------
         Cash consideration paid                      $   304,500     $   300,000      $  200,000        $1,000,000
                                                      ===========     ===========      ==========        ==========

         The purchase agreements contained noncompete provisions that cover a period of five years and prohibit the former owners from directly or indirectly competing with the Company.

         In connection with the Isernhagen acquisition, the Company agreed to issue common stock with a value of $500,000 on February 7, 1999, provided the former owners of Isernhagen are employed by the Company on that date. The common stock has not been issued as of February 26, 1999. The notes issued were convertible, subordinated promissory notes, had interest at 8%, and have been paid in 1998.

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

         The 1998 and 1997 acquisitions have been accounted for using the purchase method of accounting, and the excess of purchase price over net assets acquired are being amortized over 15 years using the straight-line method. The consolidated statements of operations include the results of operations of the acquired companies since their respective acquisition dates.

         1997 Disposals - In January 1997, the Company sold four physical therapy clinics. In May 1997, the Company sold seven additional clinics. The Company received $1,222,500 and notes receivable totaling $450,000. The notes receivable have interest rates of 6% to 7% and require annual or quarterly principal payments. The notes receivable are recorded in Other Assets, except for the current portion of such notes, which are included in Trade Accounts and Notes Receivable. One of the acquiring companies also assumed the Company's non-interest bearing note payable requiring total future payments of $330,000. The original gain on sale of the clinics, $545,433 is included in the 1997 loss from operations of discontinued operations.

         The following unaudited pro forma information reflects the combined continuing operations of the Company with the 1998 acquisitions as if these transactions had occurred at the beginning of 1997, and 1997 acquisitions and the 1997 disposals as if these transactions had occurred at the beginning of 1997:

                                   1998              1997
                               -----------       -----------
         Revenues              $25,761,600       $21,786,000

         The impact of these acquisitions and disposals was not significant on net income (loss) and net income (loss) per share. The unaudited pro forma revenues may not necessarily reflect the actual operations of the Company had the acquisitions occurred as of the date presented. The unaudited pro forma information is not necessary indicative of future revenues for the combined companies.

3.       DISCONTINUED OPERATIONS

         In August 1998, the Company formally adopted a plan to dispose of its freestanding physical therapy clinics business segment (the clinics). The plan of disposal specifically targets a sale of substantially all the assets of the clinics to a major provider of outpatient physical therapy services.

         The clinics loss from operations for the year ended December 31, 1998 includes only the results of operations for the clinics for the eight months ended August 31, 1998, the date the Company formally adopted a plan to dispose of the clinics. The loss from operations for the eight months ended August 31, 1998 was $1,461,000 and included revenues of $4,064,000 and interest expense of $755,000. A tax benefit was recorded and has been partially offset by a valuation allowance.

         The clinics incurred losses from operations of $363,000 for the year ended December 31, 1997 and income from operations of $566,000 for the year ended December 31, 1996. These operations included revenues of $5,380,000 and $5,972,000 and interest expense of $313,000 and $82,000 for the years ended December 31, 1997 and 1996. A tax benefit was recorded and has been offset by a valuation allowance for the year ended December 31, 1997. Tax expense was recorded and has been partially offset by a reduction in the valuation allowance for the year ended December 31, 1996.

         The clinics' loss on disposal for the year ended December 31, 1998 includes a provision for operating losses during the phase-out period, September 1, 1998 to June 30, 1999, projected shutdown costs and the expected loss from the sale of the clinics. The Company projects revenues of $4,454,000 and operating losses of $2,561,000, including interest expense of $854,000 during the phase-out period. A tax benefit was included in the projected operating loss and has been offset by a valuation allowance. The Company expects a loss from the sale of the clinics, including shutdown costs estimated at $561,000, of $2,091,000. The provisoins for operating losses and loss from the sale of the clinics have been increased by approximately $2,500,000 during the fourth quarter of 1998 primarily due to a decrease in the expected sales price of the clinics.

         In November 1998, the Company formally adopted a plan to dispose of its fitness equipment business segment (the equipment division). The plan of disposal specifically targets a sale of substantially all the assets of the division to a major supplier and retailer of fitness equipment.

         The equipment division loss from operations for the year ended December 31, 1998 includes the results of operations for the division for the eleven months ended November 30, 1998, the date the Company formally adopted a plan to dispose of the equipment division. The loss from operations for the eleven months ended November 30, 1998 was $433,000 and included revenues of $6,674,000 and interest expense of $182,000. A tax benefit was recorded and has been offset by a valuation allowance.

         The equipment division had income from operations of $259,000 and $293,000 for the years ended December 31, 1997 and 1996. The income from operations included revenues of $6,810,000 and $6,043,000 and interest expense of $61,000 and $25,000 for the years ended December 31, 1997 and 1996. Tax expense was recorded and has been offset by a reduction in the valuation allowance for the years ended December 31, 1997 and 1996.

         The equipment division loss on disposal for the year ended December 31, 1998 includes a provision for operating losses during the phase-out period, December 1, 1998 to June 30, 1999, projected shutdown costs and the expected loss from the sale of the division. The Company projects revenues of $2,996,000 and operating losses of $622,000 during the phase-out period including interest expense of $134,000. A tax benefit was included in the projected operating loss and has been offset by a valuation allowance.

         The Company has restated the 1997 and 1996 financial statements to present the operating results and net assets of the clinics and the equipment segments as discontinued operations. The components of net assets of discontinued operations included in the Company's consolidated balance sheets as of December 31, 1998 and 1997 are as follows:

                                                                   1998             1997
                                                             -------------    ------------
         Accounts receivable                                 $   1,360,416    $  1,636,346
         Inventories                                               527,585         787,349
         Prepaid expenses                                           19,851          37,622
         Property and equipment, net                             2,100,421       2,623,680
         Goodwill, net                                           1,648,188       1,347,645
         Noncompete agreements, net                                650,333         320,250
         Trade names, net                                          182,440         114,889
         Contracts, net                                            160,146         171,806
         Accounts receivable                                            -           40,000
         Other assets                                              145,154          64,476
                                                             -------------    ------------
                                                                 6,794,534       7,144,063
         Accrued expenses and losses related to
           discontinued operations                               3,269,262              -
                                                             -------------    ------------

         Net assets                                          $   3,525,272    $  7,144,063
                                                             =============    ============

4.       PROPERTY AND EQUIPMENT

         Property and equipment at December 31 consists of the following:

                                                                   1998            1997
                                                             -------------    ------------

         Leasehold improvements                              $      54,979    $     54,979
         Office equipment                                          947,730         536,385
         Software                                                  382,925         514,985
         Preventive health care equipment                          293,438         282,198
                                                             -------------    ------------
                                                                 1,679,072       1,388,547
         Less accumulated depreciation and amortization            629,448         414,039
                                                             -------------    ------------

                                                             $   1,049,624    $    974,508
                                                             =============    ============

5.       FINANCING

         Notes Payable - The Company entered into a credit agreement and subsequent amendments (the Credit Agreement) that provides for maximum borrowings of $7.2 million as defined. Interest on outstanding borrowings is computed at the prime rate plus 7.0% with a minimum rate of 15.5%. The Company is required to pay monthly interest payments on outstanding borrowings at the prime rate plus 4.5% with a minimum rate of 13.0%. The unpaid interest is added to the outstanding borrowings as of the first of the current month. The Company is also required to pay a monthly servicing fee of $5,000. At December 31, 1998, the Company had $260,000 of availability under the Credit Agreement. The Credit Agreement is due on July 17, 1999.

         Borrowings under the Credit Agreement are collateralized by substantially all of the Company's assets and partially guaranteed by the Company's President. The Credit Agreement contains various restrictive covenants relating to changes in accumulated deficit, maintenance of fixed charge coverage ratio, minimum working capital requirements, prohibits dividend payments, and other matters. At December 31, 1998 the Company was in violation of certain covenants for which the Company obtained a waiver as of March 12, 1999 from the lender.

         Long-Term Debt - Long-term debt at December 31 consists of the following:

                                                                                          1998              1997
                                                                                    -------------    --------------
         Note payable, due in monthly installments of
           $11,594 including interest at 10.50%, through 1999,
            collateralized by various property and inventory,
           personally guaranteed by the Company's President                         $      89,204    $      211,877
         Present value of capital lease obligations, interest
           from 12.77% to 21.00% due through March 2002,
           collateralized by various property and inventory                               338,749           483,937
         Notes payable, due in various monthly installments up
           to $2,828 including interest at 8.76% due through
           September 2002, collateralized by inventory                                    907,126                -
         Other notes payable, due in various monthly installments up to $4,620 including interest from 7.75% to 10.54%,
           through October 2000, collateralized by vehicles and inventory                 137,296            67,744
         Term loan (i)                                                                         -          3,275,000
         Revolving line of credit (i)                                                          -          1,500,000
         Note payable - related party (i)                                                      -            500,000
         Convertible, subordinated promissory notes, paid in full in 1998                      -            250,000
                                                                                    -------------    --------------
                                                                                        1,472,375         6,288,558
         Less current maturities                                                          572,227           503,540
                                                                                    -------------    --------------
                                                                                    $     900,148    $    5,785,018
                                                                                    =============    ==============

         (i) As a result of the Company repaying existing debt at December 31, 1997, with a portion of the Credit Agreement entered into in February 1998 and its expectation that future operating results would provide for available borrowings of at least equal to the debt repaid and equity offering proceedings from the issuance of common stock in February 1998, the term loan, revolving line of credit and note payable-related party that would have been classified current liabilities have been classified as non-current at December 31, 1997.

         Maturities of long-term debt are as follows:

         Years ending December 31:
           1999                                                  $      572,227
           2000                                                         415,250
           2001                                                         385,022
           2002                                                          99,876
                                                                 --------------
                                                                 $    1,472,375
                                                                 ==============

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

         Costs incurred under operating leases are recorded as rent expense and aggregated approximately $208,488, $192,469 and $104,619 for the years ended December 31, 1998, 1997 and 1996.

         Minimum rent payments due under operating leases are as follows:

         Years ending December 31:
           1999                                                 $      151,445
           2000                                                        151,445
           2001                                                         98,540
           2002                                                         15,473

         Employment Agreements - The Company has entered into employment agreements with certain key employees (including those who were previously employed by the entities the Company acquired) for terms of one to five years. The agreements provide for minimum aggregate annual salaries of approximately $1,287,799 and also provide for incentive awards based on performance.

         An independent contractor, who is an executive officer of the Company and a member of the Company's Board of Directors, assumed the functions of its Chief Financial Officer in 1997. Expenses relating to the services provided totaled $116,745 and $236,426 for the years ended December 31, 1998 and 1997. No expenses were incurred for the year end December 31, 1996.

         Benefit Plan - The Company has a defined contribution plan which conforms to IRS provisions for 401(k) plans. Employees are eligible to participate in the plan providing they have attained the age of 21 and have completed one year of service. Participants may contribute up to 15% of their earnings, and the Company may make certain matching contributions. The Company made no matching contributions for the year ended December 31, 1998 and made matching contributions of $106,000 and $67,000 for the years ended December 31, 1997 and 1996.

         Legal Proceedings - The Company is involved in various claims and lawsuits incident to the operation of its business. The Company believes that the outcome of such claims will not have a material adverse effect on its financial condition, results of operation, or cash flows.

         Year 2000 - The Year 2000 issue relates to limitations in computer systems and applications that may prevent proper recognition of the Year 2000. The potential effect of the Year 2000 issue on the Company and its business partners will not be fully determinable until the year 2000 and thereafter. If Year 2000 modifications are not properly completed either by the Company or entities with whom the Company conducts business, the Company's revenues and financial condition could be adversely impacted.

7.       EQUITY TRANSACTIONS

         Issuance of Common Stock - In February 1998, the Company obtained gross proceeds of $3,300,000 of equity financing through a private placement of 3,000,000 units, with each unit consisting of one share of common stock and a detachable warrant to purchase one-fourth of a share of common stock at $2.25 per share. The warrants are currently exercisable and expire four years from the date of issuance.

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

         During 1998, the Company received proceeds of $140,000 when holders of stock options and warrants exercised their right to purchase a total of 112,000 shares of common stock at a price of $1.25 per share. The Company also issued 93,088 shares of common stock in connection with the Company's employee stock purchase plan.

         During 1997, the Company issued 130,358 shares of common stock to holders of three convertible, subordinated promissory notes electing to convert their notes with face values of $300,000 and accrued interest of $14,756 into common stock.

         During 1997, the Company also issued 35,500 shares of common stock in return for services provided. The value of the common stock issued, $83,594, was based on the market value of the Company's common stock.

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

         During 1996, the Company issued 456,955 shares of common stock to holders of convertible notes electing to convert their notes with a face value of $1.0 million and accrued interest of $60,135. The Company also issued 10,000 shares of common stock in connection with a software license agreement. The value of the common stock, $26,250, was determined based on the market value of the Company's common stock.

         Stock Options - The Company has 2,000,000 shares of stock reserved for stock options under a 1995 Stock Option Plan.

         Generally, the options outstanding (1) are granted at prices equal to the market value of the stock on the date of grant, (2) vest immediately, ratably over a five year vesting period, or one year prior to expiration, and, (3) expire over a period of five or ten years from the date of grant. No previously issued options have been repriced.

         A summary of the stock option activity is as follows:

                                                                                   Weighted
                                                              Number of            Average
                                                                Shares          Exercise Price

         Outstanding at January 1, 1996                         729,360           $    1.57
           Granted                                              427,235                3.07
           Exercised                                           (135,000)               0.66
           Forfeited                                            (97,748)               1.63
                                                             ----------
         Outstanding at December 31, 1996                       923,847                2.38
           Granted                                              837,000                3.06
           Exercised                                           (223,000)               0.72
                                                             ----------
         Outstanding at December 31, 1997                     1,537,847                3.00
           Granted                                              112,500                2.44
           Exercised                                            (32,000)               1.25
           Forfeited                                           (117,600)               2.74
                                                             ----------
         Outstanding at December 31, 1998                     1,500,747           $    3.01
                                                             ==========

         Options exercisable at December 31:
           1998                                                 835,897           $    2.85
           1997                                                 653,012           $    2.77
           1996                                                 532,909           $    1.82

         The following table summarizes information about stock options at December 31, 1998:

                                               Options Outstanding                        Options Exercisable
                                  -----------------------------------------------       ------------------------
                                                  Weighted Average       Weighted                       Weighted
                                                      Remaining           Average                        Average
             Range of               Number        Contractual Life       Exercise         Number        Exercise
          Exercise Prices         Outstanding          (Years)             Price        Exercisable       Price
         ----------------         ----------   -------------------       --------       -----------     --------
         $2.00 - $2.50              207,900            3.33                 $2.16          160,225         $2.20
          3.00 -  3.50            1,105,847            4.34                  3.01          675,672          3.00
          4.00                      187,000            8.14                  4.00               -           -
                                  ----------                                              --------
                                  1,500,747            4.87                  3.01          835,897          2.85
                                  ==========                                              ========

         Had the fair value method been used for valuing options granted in 1998, 1997 and 1996, the Company's net income (loss) and net income
         (loss) per share would have changed to the pro forma amounts indicated below:

                                                                          1998         1997          1996

         Net Income (Loss)                                           $(8,691,873) $ (1,510,236) $   822,306

         Net Income (Loss) Per Share:

            Basic                                                    $      (.77) $       (.19) $       .12

            Diluted                                                  $      (.77) $       (.19) $       .11

         The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:

                                                                    1998              1997               1996

         Dividend yield                                             None              None               None
         Expected volatility                                        55.0%            55.62%             53.67%
         Expected life of option                                4 or 10 years     5 or 10 years      5 or 10 years
         Risk-free interest rate                                    5.73%             6.56%              6.23%
         Fair value of options on grant date                        $0.44             $1.64              $1.49


         Employee Stock Purchase Plan - The Company's Board of Directors and Stockholders adopted an Employee Stock Purchase Plan (the Stock Purchase Plan) which allows employees to purchase shares of the Company's common stock at 90% of the fair market value, as defined. The aggregate number of shares that could be issued is 200,000 shares of common stock. During 1998, 1997 and 1996, the Company issued 93,088, 21,137 and 7,317 shares, respectively, under the Stock Purchase Plan. Fair value disclosures under FAS No. 123 have not been disclosed for shares under the Employee Stock Purchase Plan as such values are immaterial.

         Warrants - The Company has issued warrants to directors, selling agents, and consultants in consideration for services performed. The Company has also issued warrants in connection with the issuance of debt. The warrants issued in connection with the debt expire at various dates through 2003.

         A summary of the stock warrants activity is as follows:

                                                                                   Exercise
                                                             Number of               Price
                                                               Shares              Per Share
                                                             ----------         --------------
         Outstanding at January 1, 1996                       1,228,725         $  0.59 - 4.00
           Granted                                              322,831            2.63 - 4.00
           Exercised                                            (86,592)           0.59 - 2.19
           Forfeited                                           (250,000)           2.63 - 4.00
                                                             ----------
         Outstanding at December 31, 1996                     1,214,964            1.25 - 4.00
           Granted                                               20,800                   3.00
           Exercised                                            (86,800)           1.50 - 2.19
           Forfeited                                             (1,600)                  3.16
                                                             ----------
         Outstanding at December 31, 1997                     1,147,364            1.25 - 4.00
           Granted                                            1,050,000            1.65 - 2.25
           Exercised                                            (80,000)                  1.25
           Forfeited                                            (22,400)           1.25 - 3.00
                                                             ----------
         Outstanding at December 31, 1998                     2,094,964         $  1.65 - 4.00
                                                             ==========

         Warrants exercisable at year-end:
           1998                                               2,094,964         $  1.65 - 4.00
           1997                                               1,147,364         $  1.25 - 4.00
           1996                                               1,144,533         $  1.25 - 4.00

         Warrants to purchase 480,000 shares of common stock at a weighted average exercise price of $2.38 per share contain a net value exercise provision allowing for the issuance of a lesser number of shares than provided for in the warrant without payment of the cash exercise price.

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

8.       INCOME TAXES

         A reconciliation between taxes computed at the expected federal income tax rate and the effective tax rate for the years ended December 31 is as follows:

                                                                        1998              1997             1996
                                                                  -----------         ---------        ---------
         Tax expense (benefit) computed at statutory rates         $ (320,000)        $(310,000)        $ 50,000
         State taxes, net of federal effect                           (10,000)          (15,000)          48,000
         Nondeductible goodwill amortization                          190,000           160,000          120,000
         Other                                                         20,000             5,000          (28,000)
         Change in valuation allowance                                170,000           205,000         (152,000)
                                                                  -----------         ---------        ---------
                                                                   $   50,000         $  45,000         $ 38,000
                                                                  ===========         =========        =========


         At December 31, 1998, the Company had approximately $4,500,000 of federal and state operating loss carryforwards. The carryforwards expire from 2004 to 2013.

         The components of deferred tax assets (liabilities) at December 31 consist of the following:

                                                                        1998              1997             1996
                                                                  -----------         ---------        ---------
         Current:
           Accounts and notes receivable                          $   690,000         $ 570,000        $ 290,000
           Accrued employee benefits                                  160,000           230,000          170,000
           Tax accounting change adjustment                          (120,000)         (100,000)        (100,000)
           Reserve for discontinued operations                      1,310,000                -                -
           Other                                                           -                 -           (10,000)
                                                                  -----------         ---------        ---------
           Net current asset                                      $ 2,040,000         $ 700,000        $ 350,000
                                                                  ===========         =========        =========

         Noncurrent:
           Tax accounting change adjustment                        $ (240,000)        $(380,000)       $(600,000)
           Difference between tax and book depreciation
              and amortization                                       (150,000)         (200,000)         (90,000)
           Other                                                       30,000            30,000               -
           Tax loss carryforwards                                   1,840,000           330,000          610,000
                                                                  -----------         ---------        ---------
           Net non-current asset (liability)                      $ 1,480,000         $(220,000)       $ (80,000)
                                                                  ===========         =========        =========

         Total net current asset                                  $ 2,040,000         $ 700,000        $ 350,000
         Total net non-current asset (liability)                    1,480,000          (220,000)         (80,000)
                                                                  -----------         ---------        ---------
                                                                    3,520,000           480,000          270,000
         Less valuation allowance                                  (3,520,000)         (480,000)        (270,000)
                                                                  -----------         ---------        ---------
                                                                  $      -            $    -           $    -
                                                                  ===========         =========        =========

9.       FOURTH QUARTER ADUSTMENTS

         During the fourth quarter of 1998, the Company reported a charge of $825,000 to selling, general and administrative expenses to increase its reserve for uncollectible accounts receivables. Additionally, adjustments were made in the fourth quarter of 1998 related to discontinued operations, which are described in Note 3.

10. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NONCASH FINANCING ACTIVITIES

         Supplemental cash flow information and noncash financing for the years ended December 31, is as follows:

                                                                        1998              1997             1996
                                                                   ----------          --------        ---------
         Cash paid for interest (net of capitalized
           interest of $129,440 in 1997)                           $1,205,192          $526,306        $ 225,434
         Conversion of notes payable and accrued
            interest to equity                                             -            314,756        1,054,445
         Issuance of notes payable in connection with
            acquisitions                                                   -            250,000          300,000
         Issuance of common stock in connection with
            acquisitions                                              407,500           415,625          222,314
         Issuance of stock warrant in connection with
            the design and implementation of management
            information and control system agreement                       -             70,431               -
         Line of credit borrowings refinanced with long-
            term debt                                                      -            750,000               -
         Notes payable refinanced with long-term debt                      -            600,000               -
         Debt assumed by company through acquisitions                 165,159           315,492               -
         Issuance of common stock in connection with
            a software license agreement                                   -             26,250               -



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         As disclosed in the Company's Current Report on Form 8-K dated October 20, 1998, following the completion of the 1996 and 1997 audits, the Company's former independent auditors, Deloitte & Touche LLP, provided the Audit Committee of the Company's Board of Directors with letters noting certain deficiencies in the design or operation of the Company's internal control which, in Deloitte & Touche LLP's judgement, could adversely affect the Company's ability to record, process, summarize and report financial data consistent with the assertions of the Company's management in the Company's financial statements. The Company believes that the majority of such deficiencies have been corrected and the Company is working to resolve any remaining deficiencies.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The names and ages of the executive officers of the Registrant and their positions and offices presently held are as follows:

Name                       Age     Position with Company
--------------             ---     ----------------------
Loren S. Brink             43      President, Chief Executive Officer and
                                   Director
Charles E. Bidwell         54      Chairman, Chief Financial Officer, Treasurer
                                   and Secretary
Charles J. Pappas          49      President, Health & Fitness Services Division

         Loren S. Brink has been President and Chief Executive Officer of the Company since its inception in 1981, and was Chairman of the Board until December 1998. He holds a Masters Degree in Cardiac Rehabilitation and Adult Fitness from the University of Wisconsin. He has an extensive clinical background, has published numerous articles regarding corporate fitness and speaks frequently at national conferences.

         Charles E. Bidwell has been a Director of the Company since 1988 and has served as a consultant to the Company in the position of Chief Financial Officer since July 1997 and as Chairman of the Board since December 1998. Mr. Bidwell is a venture capitalist and has served as a consultant to various companies. From 1981 through April 1994, Mr. Bidwell was the Chief Financial Officer of Red Owl Stores, Inc., a Minneapolis-based food retailer. He has a 25-year history of starting and managing new businesses, as well as significant corporate experience with Tonka, Inc. and Red Owl Stores, Inc. He holds an MBA in Marketing and Finance from Carnegie-Mellon University in Pittsburgh, Pennsylvania.

         Charles J. Pappas has served as President of the Company's Health & Fitness Services Division since March 10, 1997. Prior to joining the Company, from 1995 to 1997 Mr. Pappas was General Manager of Bearpath Golf and Country Club, a golf course, clubhouse, pool and tennis facility located in Eden Prairie, Minnesota. From 1995 to 1996, Mr. Pappas was a retail business advisor to the Shakopee Mdewakanton Dakota Community. From 1994 to 1995, Mr. Pappas was General Manager of Dakotah! Sport and Fitness, an athletic club operated by the Shakopee Mdewakanton Dakota Community located near Prior Lake, Minnesota. From 1985 to 1993, Mr. Pappas was Vice President/General Manager of Flagship Athletic Club located in Eden Prairie, Minnesota.

         There are no family relationships among any of the Company's directors or executive officers.

         The information required by Item 10 relating to directors and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the sections labeled "Election of Directors" and "Section 16(a)

Beneficial Ownership Reporting Compliance," respectively, which appear in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated herein reference to the section labeled "Executive Compensation" which appears in the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT

         The information required by Item 12 is incorporated herein by reference to the section labeled "Principal Shareholders and Management Shareholdings" which appears in the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated by reference to the section labeled "Certain Transactions" which appears in the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      Documents filed as part of this report.

                  (1) Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

                           Report of Grant Thornton LLP on Consolidated
                           Financial Statements as of and for the year ended December 31, 1998

                           Report of Deloitte & Touche LLP on Consolidated Financial Statements as of December 31, 1997 and for the years ended December 31, 1997 and 1996

                           Consolidated Balance Sheets as of December 31, 1998 and 1997.

                           Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996

                           Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996

                           Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

                           Notes to Consolidated Financial Statements

                  (2) Financial Statement Schedules. All schedules are omitted since they are not applicable, not required, or the information is presented in the consolidated financial statements or related notes.

                  (3) Exhibits. The following exhibits are included in this report: See "Exhibit Index to Form 10-K" immediately following the signature page of this Form 10-K.

         (b)      Reports on Form 8-K

                  On October 27, 1998, the Registrant filed a Form 8-K reporting that on October 20, 1998, Deloitte & Touche LLP resigned as the Registrant's principal independent accountant. The Registrant further stated that there were not, in connection with the audits of the two most recent fiscal years and from January 1, 1998 to October 20, 1998, any disagreements with Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Deloitte & Touche's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report. Deloitte & Touche's report on the financial statements of the Registrant for 1996 and 1997 did not contain an adverse opinion or disclaimer of opinion or was not modified as to uncertainty, audit scope or accounting principles.

                  On December 15, 1998, the Registrant filed a Form 8-K reporting that on December 8, 1998, the Registrant had engaged Grant Thornton LLP as its principal independent accountant.

                                   SIGNATURES


         In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 12, 1999                    HEALTH FITNESS CORPORATION


                                          By /s/ Loren S. Brink
                                          Loren S. Brink
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

         In accordance with the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


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

         Signature                                                  Date

/s/ Loren S. Brink         President, CEO and Director
Loren S. Brink             (principal executive officer)         April 12, 1999

/s/ Charles E. Bidwell     Chairman, Secretary, Treasurer,
Charles E. Bidwell         CFO and Director (principal
                           financial and accounting officer)     April 12, 1999

/s/ Susan H. DeNuccio
Susan H. DeNuccio          Director                              March 29, 1999

/s/ William T. Simonet
William T. Simonet, M.D.   Director                              March 26, 1999

/s/ Robert K. Spinner
Robert K. Spinner          Director                              April 8, 1999

/s/ James A. Bernards
James A. Bernards          Director                              March 29, 1999

                                  EXHIBIT INDEX
                           HEALTH FITNESS CORPORATION
                                    FORM 10-K


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

4.1 Specimen of Common Stock Certificate -- incorporated by reference to the Company's Registration Statement on Form SB-2 No. 33-83784C

10.1 Purchase and Sale Agreement dated April 13, 1994 between the Company and Mark W. Siewert and Sports and Orthopedic Physical Therapy, Inc. -- incorporated by reference to the Company's Registration Statement on Form SB-2 No. 33-83784C

*10.2 Executive Employment Agreement dated May 22, 1997 between the Company and Loren S. Brink - incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997

10.3 Standard Office Lease Agreement (Net) dated as of June 13, 1995 covering a portion of the Company's headquarters - incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996

10.4 Standard Office Lease Agreement (Net) dated as of September 3, 1997 covering a portion of the Company's headquarters - incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997

*10.5 Company's 1995 Stock Option Plan - incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995

*10.6 Amendment to Company's 1995 Stock Option Plan - incorporated by reference to Part II, Item 4 of the Company's Form 10-QSB for the quarter ended June 30, 1997

*10.7 Consulting Agreement I dated effective as of April 1, 1997 between Health Fitness Corporation and Charles E. Bidwell - incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1998

*10.8 Consulting Agreement II dated effective as of May 1, 1998 between Health Fitness Corporation and Charles E. Bidwell - incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1998

10.9 Agreement of Purchase and Sale dated December 23, 1996 by and among The Preferred Companies, Inc., its shareholders, and Health Fitness Rehab, Inc. incorporated by reference to the Company's Current Report on Form 8-K filed on January 7, 1997

10.10 Agreement of Purchase and Sale dated February 7, 1997 by and between Isernhagen & Associates, Inc. and Health Fitness Rehab, Inc. - incorporated by reference to the Company's Current Report on Form 8-K filed on February 21, 1997

10.11 Agreement of Purchase and Sale dated February 7, 1997 by and between Isernhagen Ltd. and Health Fitness Rehab, Inc. - incorporated by reference to the Company's Current Report on Form 8-K filed on February 21, 1997

10.14 Loan and Security Agreement dated February 17, 1998 among the Company, the Company's subsidiaries and Madeleine L.L.C. - incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997

10.15 Amendment No. 3 to Loan and Security Agreement dated June 26, 1998 among the Company, the Company's subsidiaries and Madeleine L.L.C. - incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

10.16 Amendment No. 4 to Loan and Security Agreement dated September 10, 1998 among the Company, the Company's subsidiaries and Madeleine L.L.C. - incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998

10.17 Amendment No. 5 to Loan and Security Agreement dated November 2, 1998 among the Company, the Company's subsidiaries and Madeleine L.L.C.

10.18 Amendment No. 6 to Loan and Security Agreement dated January 8, 1999 among the Company, the Company's subsidiaries and Madeleine L.L.C.

10.19 Amendment No. 7 to Loan and Security Agreement dated February 26, 1999 among the Company, the Company's subsidiaries and Abelco Finance L.L.C. as assignee of Madeleine L.L.C.

21.1     Subsidiaries

23.1     Consent of Grant Thornton LLP

23.2     Consent of Deloitte & Touche LLP

24.1     Power of Attorney (included on Signature Page)

27.1 Financial Data Schedule for year ended December 31, 1998 (in electronic version only)


*Indicates management contract or compensatory plan or arrangement.