Form 10-K/A
period 1998-12-31
HEALTH FITNESS CORP /MN/
filed 1999-04-30
CIK 886432

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                               FORM 10-K/A (No. 1)

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


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 18, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last quoted price at which such stock was sold on such date as reported by the Nasdaq SmallCap Market, was $3,411,877. The Company's Common Stock ceased to be traded on the Nasdaq SmallCap Market on April 22, 1999.

         As of March 18, 1999, 11,870,987 shares of the registrant's common stock, $.01 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Documents incorporated by reference pursuant to Rule 12b-23: None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The names and ages of the directors and executive officers of the Registrant and their positions and offices presently held are as follows:

Name                          Age     Position with Company
Loren S. Brink                43      President, Chief Executive Officer and
                                      Director
James A. Bernards             52      Chairman
Charles E. Bidwell            54      Director
Charles J. Pappas             49      President, Health & Fitness Services
                                      Division
Susan H. DeNuccio             49      Director
William T. Simonet, M.D.      45      Director
Robert K. Spinner             56      Director

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

         James A. Bernards, a Director of the Company since March 1999 and from 1993 to June 1998 and Chairman of the Board since April 1999, has been President of Brightstone Capital, Ltd., a venture capital firm, since 1985 and President of Facilitation Incorporated, a strategic planning firm he founded in July 1993. Prior to that time he was President of Stirtz Bernards & Co., a CPA firm he founded and with which he has been a partner for more than 18 years. He is also a director of FSI International and Fieldworks, Inc.

         Charles E. Bidwell has been a Director of the Company since 1988 and served as a consultant to the Company in the position of Chief Financial Officer from July 1997 to April 1999 and as Chairman of the Board from December 1998 to April 1999. Mr. Bidwell is a venture capitalist and has served as a consultant to various companies. From 1981 through April 1994, Mr. Bidwell was the Chief Financial Officer of Red Owl Stores, Inc., a Minneapolis-based food retailer. He has a 25-year history of starting and managing new businesses, as well as significant corporate experience with Tonka, Inc. and Red Owl Stores, Inc. He holds an MBA in Marketing and Finance from Carnegie-Mellon University in Pittsburgh, Pennsylvania.

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

         Susan H. DeNuccio, a Director of the Company since October 1998, has been President of DeNuccio Group, a retail personnel and health care consulting firm, since August 1998. She served as Vice President-Personnel for Target Stores, a retail store chain, from August 1973 until her retirement in August 1998. She also currently serves as a director of Health Partners, a Minneapolis-based provider of health care.

         William T. Simonet, M.D., a Director of the Company since March 1993, is an independent practicing orthopedic surgeon. Dr. Simonet received his Medical degree in 1980 from the University of Minnesota medical school. He also received a Master of Science degree in orthopedic surgery from the Mayo Graduate School of Medicine in 1985.

         Robert K. Spinner, a Director of the Company since May 1995, was President of Abbott Northwestern Hospital in Minneapolis, Minnesota from 1988 to 1997 and a member of the administrative staff at Abbott Northwestern from 1968 to 1997. In 1997, Allina Health Systems named Mr. Spinner President of Allina Hospitals. Mr. Spinner graduated from St. John's University in Collegeville, Minnesota with a Bachelor's degree in Economics and Accounting in 1964; he was awarded a Masters degree in Hospital and Healthcare Administration from the University of Minnesota in 1969. Mr. Spinner is a member of the Board of Directors of St. John's University, the Newt C. Little Hospice and the Minnesota Hospital Association.

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

         To the Company's knowledge, based on a review of the copies of such reports furnished to the Company, during the fiscal year ended December 31, 1998, all Section 16(a) filing requirements applicable to Insiders were complied with except that Charles Bidwell failed to timely file two forms reporting two transactions and Dennis Colacino, a former officer, failed to timely file one form reporting one transaction.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth certain information regarding compensation paid during each of the Company's last three fiscal years to the Company's Chief Executive Officer and the Company's most highly compensated executive officers who received compensation in excess of $100,000 during fiscal 1998 (such individuals referred to as the "named executive officers").

                                                                                 Long Term Compensation
                                                                           ------------------------------------
                                             Annual Compensation                    Awards            Payouts
-------------------------- -------- -------------------------------------- -------------------------- --------- --------------
                                                                           Restricted                   LTIP      All Other
   Name and Principal      Fiscal                                             Stock                   Payouts   Compensation
        Position            Year     Salary ($)   Bonus ($)    Other ($)   Awards ($)     Options       ($)          ($)
-------------------------- -------- ------------- ----------- ------------ ------------ ------------- --------- --------------
Loren S. Brink,             1998    175,385           --      20,705(1)        --            --          --       26,000(2)
President and Chief         1997    160,000           --      17,339           --         100,000        --         2,000
Executive Officer           1996    137,700         35,000    22,436           --         100,000        --         3,935

Charles E. Bidwell,         1998    102,395           --      14,350(3)        --            --          --          --
Former Chief Financial      1997    189,750           --      21,677           --         125,000        --          --
Officer                     1996     74,000           --       1,496           --          35,000        --          --

Charles J. Pappas,          1998    118,945           --      22,742(4)        --          25,000        --          --
President, Health &         1997     86,554         27,600        *            --         100,000        --          --
Fitness Services Division   1996        --            --          --           --            --          --          --

Patrick D. Regan,           1998    117,922           --          *            --          25,000        --          --
Former President, Pro       1997     84,727           --          *            --            --          --          --
Source Fitness Division     1996        --            --          --           --            --          --          --

Michael P. Wise, Former     1998    110,078         8,500         --           --            --          --          --
Vice President and          1997        --            --          --           --          75,000        --          --
Controller                  1996        --            --          --           --            --          --          --

Dennis L. Colacino,         1998    109,039           --      19,686(5)        --          12,500        --          --
Former Executive Vice       1997      74,039          --          --           --            --          --          --
President                   1996        --            --          --           --            --          --          --

* Does not exceed lesser of $50,000 or 10% of such individual's salary and bonus.

(1) Amount reflects automobile allowance of $3,705 and entertainment expense allowance of $17,000.

(2) Amount reflects $2,000 life insurance premiums not available to employees generally and $24,000 payment for a partial guarantee of the Company's credit facility.

(3) Amount reflects direct out-of-pocket expense reimbursement. Mr. Bidwell is responsible for his own overhead and other indirect expenses, and is not eligible for and does not receive any employee benefits. See "Certain Relationships and Related Transactions" below.

(4) Amount reflects automobile allowance of $6,000 and entertainment expense allowance of $16,742.

(5) Amount reflects automobile allowance of $6,000 and entertainment expense allowance of $13,686.

Employment Agreements

         Loren Brink. On May 22, 1997 the Company entered into a three-year Employment Agreement with Mr. Brink, effective January 1, 1997 (the "Agreement"), which will automatically extend for additional three-year terms, unless either party gives written notice of termination. Pursuant to the Agreement, Mr. Brink will continue to serve as the Company's President and Chief Executive Officer at a minimum base salary of $160,000, $170,000 and $180,000 for the calendar years 1997, 1998 and 1999, respectively. Mr. Brink is eligible to earn an annual year-end cash bonus ranging from 25% of base salary (if the Company's actual pre-tax profits are at least 80% of the budgeted amount therefor) to 75% of his base salary (if the Company's actual pre-tax profits are 120% or more of budget). The Company granted Mr. Brink incentive stock options to purchase up to 100,000 shares of Company Common Stock at an exercise price of $3.00 per share. Such options vest 25% immediately and 25% on each of the first three anniversaries of the effective date. Mr. Brink receives normal and customary employee benefits and fringe benefits, including a $750 per month car allowance, county club membership and $2,500 per year for professional, financial, legal and tax planning counsel. The Company may terminate the Agreement on 60 days' notice for cause or upon twelve-months' notice without cause. The Agreement terminates upon Mr. Brink's death or permanent disability. If Mr. Brink is terminated for "cause," he will continue to receive his base salary for up to 60 days, and be entitled to participate in certain benefit programs at his expense for up to eighteen months. If Mr. Brink is terminated without "cause," he will continue to receive his base salary for a period of up to 24 months following such termination. If the Agreement is terminated due to Mr. Brink's death or disability, Mr. Brink's base salary will continue to be paid for a period of 18 months. If Mr. Brink's employment is terminated by reason of his death, disability, without cause or in connection with a change of control of the Company, he will receive a pro rated portion of any bonuses or incentive payment, and the immediate vesting and acceleration of any unexpired and unvested stock options previously granted. The Agreement gives Mr. Brink the option to terminate the Agreement upon a change of control or business combination, including the sale or merger of the Company. In such event, Mr. Brink can elect to receive his base salary for the longer of the unexpired three year term of the Agreement or 24 months, or in lieu thereof, a cash payment equal to 2.99 times Mr. Brink's base salary, subject to reduction to prevent such payment (together with any other payments considered contingent upon a change of control) from constituting an excess parachute payment under applicable provisions of the Internal Revenue Code.

Option/SAR Grants During 1998 Fiscal Year

         The following table sets forth information regarding stock options granted to the named executive officers during the fiscal year ended December 31, 1998. The Company has not granted stock appreciation rights:

                                                                                          Potential Realizable Value
                            Number of         % of Total                                  At Assumed Annual Rates of
                            Securities       Options/SARs                                  Stock Price Appreciation
                            Underlying        Granted to      Exercise or                       for Option Term
                           Options/SARs      Employees in      Base Price    Expiration
                                                                                          ----------------------------
         Name              Granted (#)        Fiscal Year        ($/Sh)         Date          5%($)         10%($)
------------------------ ----------------- ------------------ ------------- ------------- -------------- -------------
Loren S. Brink                  0                 N/A             N/A           N/A            N/A           N/A

Charles E. Bidwell              0                 N/A             N/A           N/A            N/A           N/A

Charles J. Pappas           25,000 (1)            22%            $2.00        5/19/03        13,814         30,525

Patrick D. Regan            25,000 (1)            22%            $2.00      3/31/99 (2)      13,814         30,525

Michael P. Wise                 0                 N/A             N/A           N/A            N/A           N/A

Dennis L. Colacino          12,500(3)             11%            $2.00      7/10/99 (3)       6,907         15,263

(1)      Exercisable as to 6,250 shares each year commencing May 18, 1998.

(2) Mr. Regan left the employ of the Company as of March 1, 1999 and the option expired at that time.

(3) Exercisable as to 3,125 shares each year commencing May 19, 1998. Mr. Colacino left the employ of the Company as of February 4, 1999. The option remains exercisable as to 3,125 shares until July 10, 1999.

Aggregated Option/SAR Exercises During 1998 Fiscal Year and Fiscal Year End Option/SAR Values

         The following table provides information related to the number of options exercised during the last fiscal year and the number and value of options held at fiscal year end by the named executive officers:


                                                            Number of Unexercised      Value of Unexercised In
                          Shares Acquired                   Securities Underlying        the-Money Options at
                          on Exercise (#)      Value         Options at 12/31/98             12/31/98(1)
          Name                               Realized     exercisable/unexercisable   exercisable/unexercisable
------------------------- ----------------- ------------ ---------------------------- ---------------------------
Loren S. Brink                   --             --             116,667/83,333                   $0/$0

Charles E. Bidwell               --             --             140,000/20,000                   $0/$0

Charles J. Pappas                --             --              46,250/78,750                   $0/$0

Patrick D. Regan                 --             --              53,454/34,021                   $0/$0

Michael P. Wise                  --             --              37,500/37,500                   $0/$0

Dennis L. Colacino               --             --               3,125/9,375                    $0/$0

------------------------

(1) Value of exercisable/unexercisable in-the-money options is equal to the difference between the market price of the Common Stock at fiscal year end and the option exercise price per share multiplied by the number of shares subject to options. The closing price as of December 31, 1998 on the Nasdaq SmallCap Market was $0.65625.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT

         The following table sets forth the number of shares of Common Stock beneficially owned as of April 28, 1999, by persons known to the Company to be beneficial owners of more than 5% of the Company's Common Stock, by each executive officer of the Company named in the Summary Compensation table, by each current director and nominee for director of the Company and by all directors and executive officers (including the named individuals) as a group. Unless otherwise indicated, the shareholders listed in the table have sole voting and investment powers with respect to the shares indicated.

  Name and Address of                                  Number of Shares         Percent of Class
  Beneficial Owner                                     Beneficially Owned             (1)
----------------------------------------------         ------------------       ----------------
Perkins Capital Management, Inc.                         1,404,300 (2)                11.8%
730 East Lake Street
Wayzata, MN 55391

Loren S. Brink                                             935,123 (3)                7.7%
3500 W. 80th Street
Minneapolis, MN 55431

George E. Kline                                            882,276 (4)                7.2%
4750 IDS Center
Minneapolis, MN 55402

Charles E. Bidwell                                         580,473 (5)                4.8%

James A. Bernards                                          160,000 (6)                1.3%

Robert K. Spinner                                           96,500 (7)                  *

William T. Simonet, M.D.                                    93,250 (8)                  *

Susan H. DeNuccio                                           10,000 (9)                  *

Charles J. Pappas                                           79,252 (10)                 *

Patrick D. Regan                                            68,725 (11)                 *

Michael P. Wise                                             37,500(11)                  *

Dennis L. Colacino                                          22,102(12)                  *

All current directors and executive officers             1,954,598 (13)               15.6%
as a group (7 persons)

*        Less than 1%

(1) Shares not outstanding but deemed beneficially owned by virtue of the right of a person to acquire them as of April 28, 1999, or within sixty days of such date are treated as outstanding only when determining the percent owned by such individual and when determining the percent owned by a group.

(2) In its most recent Schedule 13G filing with the Securities and Exchange Commission on February 4, 1999, Perkins Capital Management, Inc. represents it has sole voting power over 660,500 such shares and sole dispositive power over all such shares.

(3) Includes 175,000 shares which may be purchased upon exercise of options which are exercisable as of April 28, 1999 or within 60 days of such date.

(4) Includes (i) 100,000 shares held by Brightstone Capital, Ltd., an investment firm controlled by Mr. Bernards and Mr. Kline; and (ii) 85,782 shares and a currently exercisable warrant to purchase 50,000 shares held by Brightside Fund, 318,182 shares and a currently exercisable warrant to purchase 79,546 shares held by Brightstone Fund VIII, a currently exercisable warrant to purchase 67,516 shares held by Brightbridge Fund, and 31,250 shares held by Brightstone Fund V, all of which are investment funds managed by Messrs. Bernards and Kline. Also includes 50,000 shares which may be purchased upon exercise of options which are exercisable as of April 28, 1999 or within 60 days of such date. Pursuant to written agreement between Mr. Bernards and Mr. Kline, Mr. Kline has sole voting and investment power over Company securities held by any investment funds managed by them.

(5) Includes 165,000 shares which may be purchased upon exercise of options and warrants that are exercisable as of April 28, 1999 or within 60 days of such date. Does not include 10,000 shares which may be purchased upon exercise of an option which will become exercisable if such person is elected a director at the Annual Meeting.

(6) Includes 100,000 shares held by Brightstone Capital, Ltd., an investment firm controlled by Mr. Bernards and Mr. Kline, 10,000 shares held by an employee benefit plan over which Mr. Bernards has shared voting and investment power, and 50,000 shares which may be purchased upon exercise of options that are exercisable as of April 28, 1999 or within 60 days of such date. Does not contain Company shares or warrants held by any investment funds managed by Messrs. Bernards and Kline. Pursuant to written agreement between Mr. Bernards and Mr. Kline, Mr. Bernards has no voting or investment power over any of such securities.

(7) Includes 77,500 shares which may be purchased upon exercise of options and warrants that are exercisable as of April 28, 1999 or within 60 days of such date. Does not include 10,000 shares which may be purchased upon exercise of an option which will become exercisable if such person is elected a director at the Annual Meeting.

(8) Includes 36,250 shares which may be purchased upon exercise of options and warrants that are exercisable as of April 28, 1999 or within 60 days of such date. Does not include 10,000 shares which may be purchased upon exercise of an option which will become exercisable if such person is elected a director at the Annual Meeting.

(9) Includes 10,000 shares which may be purchased upon exercise of options that are exercisable as of April 28, 1999 or within 60 days of such date. Does not include 10,000 shares which may be purchased upon exercise of an option which will become exercisable if such person is elected a director at the Annual Meeting.

(10) Includes 72,500 shares which may be purchased upon exercise of warrants that are exercisable as of April 28, 1999 or within 60 days of such date.

(11) Such shares are not outstanding but may be purchased upon exercise of options that are exercisable as of April 28, 1999 or without 60 days of such date.

(12) Includes 3,125 shares which may be purchased upon exercise of options that are exercisable as of April 28, 1999 or within 60 days of such date.

(13) Includes 586,250 shares which may be purchased upon exercise of options and warrants that are exercisable as of April 28, 1999 or within 60 days of such date. Does not include 40,000 shares which may be purchased upon exercise of options which will become exercisable if Ms. DeNuccio and Messrs. Bidwell, Spinner and Simonet are elected directors at the Annual Meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Bridge Loan. On August 26, 1997, the Company borrowed $500,000 from Brightbridge Fund I, L.P. ("Brightbridge"), a limited partnership of which Brightstone Capital Limited LLC ("Brightstone") is the general partner and a 20% limited partner. Brightstone is owned 50% by James Bernards, currently a director of the Company, and 50% by George Kline, a shareholder and former director of the Company. The loan, which was repaid in February 1998, bore interest at 12% per annum. Brightbridge received five-year warrants to purchase 20,000 shares of Company common stock at an exercise price of $3.00 per share and, because the loan was not repaid when due, became entitled to receive an additional 5,000 warrants exercisable at $3.00 per share. The number of warrant shares and exercise price were subject to adjustment based on the price at which the Company sold units in the February 1998 private placement, and the parties appointed a third party to make a binding determination with respect thereto. As a result of such third party determination, Brightbridge was issued a warrant to purchase 67,516 shares at an exercise price of $2.25 per share in exchange for cancellation of the 20,000 share warrant previously issued to it.

         Consulting. Mr. Bidwell has served as a consultant to the Company in the area of capital raising, and also served as the Company's Chief Financial Officer, Secretary and Treasurer from July 1997 to April 1999. Mr. Bidwell received $189,750 of contingent consulting compensation in February 1998 upon completion of the Company's debt and equity offerings, and also was reimbursed $21,677 of out-of-pocket expenses incurred, which amounts were expensed by the Company in 1997. Effective May 1, 1998, the Company and Mr. Bidwell entered into a Consulting Agreement pursuant to which Mr. Bidwell served as a consultant to the Company in the capacities described above and in the areas of acquisitions, strategic planning, and selection and training of the Company's financial and accounting personnel. Under the terms of such Agreement Mr. Bidwell received monthly fees of $14,500 and was eligible to receive additional fees, based upon a comparison of the Company's actual pre-tax profits with its budgeted pre-tax profits, up to a maximum of $95,700 per year. Such Agreement was terminated effective April 29, 1999 by mutual agreement.

         Loan. The Company's President and Chief Executive Officer, Loren Brink, received loans and advances from the Company from time to time during fiscal 1998. As of December 31, 1998, the total of all such loans, including interest was $48,362.

         Guarantee. Loren Brink gave a limited personal guarantee securing the Company's Credit Facility. In May 1998, the Company's Compensation Committee recommended, and the Board approved, the Company's payment to Mr.
Brink of $24,000 as compensation for giving such guarantee.

                                   SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 30, 1999               HEALTH FITNESS CORPORATION


                                     By    /s/ Loren S. Brink
                                     Loren S. Brink
                                     President and Chief Executive Officer