Form 10-Q
period 1999-03-31
HEALTH FITNESS CORP /MN/
filed 1999-05-20
CIK 886432

1


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ________________ to ___________________

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         The number of shares outstanding of each of the registrant's classes of capital stock, as of May 17, 1999 was:
                 Common Stock, $.01 par value, 11,884,413 shares

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                           HEALTH FITNESS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                March 31,       December 31,
                                                                                                   1999            1998
                                                                                               ------------    -------------
                                                                                                (Unaudited)
ASSETS

CURRENT ASSETS:
    Cash                                                                                       $     26,692    $     29,598
    Trade accounts and notes receivable, less allowance for doubtful
       accounts of 1,093,688 and $1,293,000                                                       5,093,930       5,356,884
    Inventories                                                                                      28,548          26,459
    Prepaid expenses and other                                                                      121,612          61,145
                                                                                               ------------    ------------
         Total current assets                                                                     5,270,782       5,474,086

PROPERTY AND EQUIPMENT, net                                                                         711,627       1,049,624

OTHER ASSETS:
    Goodwill, less accumulated amortization of $1,697,929 and $1,580,098, respectively            7,518,700       7,568,810
    Noncompete agreements, less accumulated amortization of $417,290 and $374,478,
       respectively                                                                                 549,560         592,373
    Copyrights, less accumulated amortization of $96,775 and $85,608, respectively                  573,225         584,391
    Trade names, less accumulated amortization of $24,114 and $20,613, respectively                 185,886         189,387
    Contracts, less accumulated amortization of $33,333 and $23,334, respectively                    46,667          56,666
    Trade accounts and notes receivable, less allowance for doubtful accounts of $30,000
       and $30,000, respectively                                                                    530,511         922,966
    Deferred financing costs, less accumulated amortization of $1,086,907 and $836,082,
       respectively                                                                                 334,435         585,260
    Other                                                                                            40,983          65,983
    Net assets of discontinued operations                                                         3,196,962       3,525,272
                                                                                               ============    ============
                                                                                               $ 18,959,338    $ 20,614,818
                                                                                               ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Checks written in excess of bank balance                                                   $    671,288    $       --
    Notes payable                                                                                 7,048,031       6,939,692
    Current maturites of long-term debt                                                             526,544         572,227
    Trade accounts payable                                                                          927,545       2,335,509
    Accrued salaries, wages, and payroll taxes                                                    1,632,087       1,405,382
    Accrued earn-out                                                                                215,370         309,962
    Other accrued liabilities                                                                       659,501         678,624
    Deferred revenue                                                                              1,659,247       1,629,192
                                                                                               ------------    ------------
         Total current liabilities                                                               13,339,613      13,870,588

LONG-TERM DEBT, less current portion                                                                809,853         900,148

SUBORDINATED DEBT                                                                                   115,000            --

COMMITMENTS AND CONTINGENCIES                                                                          --              --

STOCKHOLDERS' EQUITY
    Preferred stock, $.01 par value; authorized 5,000,000 shares, none issued or outstanding           --              --
    Common stock, $.01 par value; 25,000,000 shares authorized; 11,884,413 and 8,136,828
       shares issued and outstanding, respectively                                                  118,844         118,844
    Additional paid-in capital                                                                   16,725,125      16,725,126
    Accumulated deficit                                                                         (12,103,466)    (10,951,526)
                                                                                               ------------    ------------
                                                                                                  4,740,503       5,892,444
    Stockholder note and interest receivable                                                        (45,631)        (48,362)
                                                                                               ------------    ------------
                                                                                                  4,694,872       5,844,082
                                                                                               ------------    ------------
                                                                                               $ 18,959,338    $ 20,614,818
                                                                                               ============    ============

See notes to condensed consolidated financial statements.

                           HEALTH FITNESS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                            Three Months Ending
                                                                                   March 31,

                                                                             1999           1998
                                                                        ------------    ------------
REVENUE                                                                 $  6,947,658    $  6,176,739

COSTS OF REVENUE                                                           5,182,095       4,563,216
                                                                        ------------    ------------

GROSS PROFIT                                                               1,765,563       1,613,523

OPERATING EXPENSES:
    Salaries                                                                 477,908         514,108
    Selling, general, and administrative                                     817,844         667,651
                                                                        ------------    ------------
          Total operating expenses                                         1,295,752       1,181,759
                                                                        ------------    ------------

OPERATING INCOME                                                             469,811         431,764

INTEREST EXPENSE                                                            (241,245)       (100,729)
OTHER INCOME                                                                  45,324         109,473
                                                                        ------------    ------------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                        273,890         440,508
INCOME TAXES                                                                     831          12,339
                                                                        ------------    ------------
INCOME FROM CONTINUING OPERATIONS                                            273,059         428,169
                                                                        ------------    ------------

DISCONTINUED OPERATIONS
    Loss from operations of Physical Therapy Clinic segment and
       Equipment segment (less applicable taxes)                                            (398,241)
    Loss on disposal of Physical Therapy Clinic segment and Equipment
       segment (less applicable taxes)                                    (1,425,000)           --
                                                                        ------------    ------------
LOSS FROM DISCONTINUED OPERATIONS                                         (1,425,000)       (398,241)
                                                                        ------------    ------------

NET INCOME (LOSS)                                                       $ (1,151,941)   $     29,928
                                                                        ============    ============

INCOME PER SHARE FROM CONTINUING OPERATIONS:
   Basic                                                                $       0.02    $       0.04
   Diluted                                                                      0.02            0.04

LOSS PER SHARE FROM DISCONTINUED OPERATIONS:
   Basic                                                                $      (0.12)   $      (0.04)
   Diluted                                                                     (0.11)          (0.04)

NET INCOME  (LOSS) PER SHARE:
   Basic                                                                $      (0.10)   $       --
   Diluted                                                                     (0.09)           --

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING:
   Basic                                                                  11,884,413       9,727,060
   Diluted                                                                13,217,746      10,035,237


See notes to condensed consolidated financial statements.

                           HEALTH FITNESS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                               Three Months Ended
                                                                                     March 31,

                                                                              1999           1998
                                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                         $(1,151,941)   $    29,928
Adjustment to reconcile net income (loss) to net cash
    used in operating activities:
    Depreciation and amortization                                             526,323        234,040
    Discontinued operations                                                   579,984     (1,322,088)
Change in assets and liabilities, net of acquisitions:
    Trade accounts and notes receivable                                       655,409         (9,798)
    Inventories                                                                (2,090)          --
    Prepaid expenses and other                                                (60,467)        90,524
    Other assets                                                               25,000        109,099
    Deferred financing costs                                                     --       (1,302,828)
    Trade accounts payable and checks written in excess of bank balance      (736,676)      (564,948)
    Accrued liabilities and other                                             112,990       (590,700)
    Deferred revenue                                                           30,055       (127,313)
                                                                          -----------    -----------
       Net cash used in operating activities                                  (21,413)    (3,454,084)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property                                                       (3,861)       (10,364)
    Payments in connection with earn-out provisions                           (67,724)          --
                                                                          -----------    -----------
       Net cash used in investing activities                                  (71,585)       (10,364)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings under line of credit                                           108,339      4,364,944
    Proceeds from issuance of subordinated debt                               115,000           --
    Repayment of long term debt                                              (135,978)    (3,815,816)
    Proceeds from the issuance of common stock for line of credit                --        3,626,320
    Advances on notes receivable                                                 (698)        (2,117)
    Payments received on notes receivable                                       3,429          4,800
                                                                          -----------    -----------
       Net cash provided by financing activities                               90,092      4,178,131
                                                                          -----------    -----------

NET INCREASE (DECREASE) IN CASH                                                (2,906)       713,683

CASH AT BEGINNING OF YEAR                                                      29,598         81,639
                                                                          -----------    -----------

CASH AT END OF PERIOD                                                     $    26,692    $   795,322
                                                                          ===========    ===========


See notes to condensed consolidated financial statements.

                           HEALTH FITNESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the annual financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of management, the interim condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the results for interim periods presented. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the operating results for the year ending December 31, 1999.

Certain reclassifications have been made to the condensed consolidated statement of operations for the three months ended March 31, 1998. Such reclassifications had no effect on net income or stockholders' equity as previously reported.


NOTE 2.   FINANCING

During the quarter ended March 31, 1999, the Company sold $115,000 principal amount of Secured Convertible Subordinated Debentures ("Debentures") to three accredited investors. The Debentures are due October 1, 1999 and bear interest at the rate of 16% per annum. The Debentures are secured by a lien on the Company's assets, however both the payment of the Debentures and the security interest securing the Debentures are subordinate to the Company's borrowings from Abelco Finance LLC. Principal and accrued interest on the Debentures is convertible into company common Stock at a price of $.30 per share. For each $4.00 principal amount of Debentures purchased, the purchaser received a Warrant to purchase one share of Company common stock at $1.00 per share, exercisable for a period of four years.


NOTE 3. DISCONTINUED OPERATIONS

In August 1998 and November 1998, the company formally adopted plans to dispose of its freestanding physical therapy clinics business segment ("the PT clinic division") and its fitness equipment business segment ("the equipment division"). The plans of disposal specifically targets sales of substantially all the assets of each division to a major provider of outpatient therapy services and a supplier and retailer of fitness equipment, respectively. The Company is negotiating with potential buyers and estimates that the transactions will be completed by June 30, 1999.

The operating losses during the phase out period which includes the quarter ending March 31, 1999, included projected shutdown costs and the expected net realizable loss from the sale of the divisions, were recorded as discontinued operations during the year ended December 31, 1998. During the three months ending March 31, 1999 the Company accrued an additional loss of $1,425,000 due to actual operating losses exceeding earlier estimates, changes in the net realizable value of certain assets, changes in the estimated sales price of the divisions and increased employee severance costs.


NOTE 4.  INCOME TAXES

The provision for income taxes for the three months ended March 31, 1999 and 1998 have been offset principally by a reduction in the valuation allowance for deferred taxes.

NOTE 5.  SUBSEQUENT EVENT

On May 14, 1999, the Company closed the sale of the majority of the PT clinic division. The sale was completed for a purchase price of $3,600,000. The Company is negotiating with a potential buyer to sell the remaining clinics. Net proceeds from the sale of $2,250,000 were used to reduce the Company's note payable.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, information derived from the condensed consolidated statements of operations of the Company:

                                                                             Three Months Ended
                                                                                 March 31,
                                                     -----------------------------------------------------------------
                                                             1999            %                  1998             %
                                                     ------------------   ---------      -----------------    --------
REVENUES:                                            $       6,948,000     100.0%         $     6,177,000      100.0%
COSTS OF REVENUES:                                           5,182,000      74.6%               4,563,000       73.9%
GROSS PROFIT                                                 1,766,000      25.4%               1,614,000       26.1%
OPERATING EXPENSES:
   Salaries                                                    478,000       6.9%                 514,000        8.3%
   Selling, general, and administrative                        818,000      11.8%                 668,000       10.8%
                                                     ------------------   ---------      -----------------    --------
                                                             1,296,000      18.7%               1,182,000       19.1%
                                                     ------------------   ---------      -----------------    --------
OPERATING INCOME:                                              470,000       6.7%                 432,000        7.0%
INTEREST EXPENSE                                              (241,000)     (3.4)%               (101,000)      -1.6%
OTHER INCOME                                                    45,000       0.6%                 109,000        1.7%
                                                              (196,000)     (2.8)%                  8,000        0.1%
                                                     ------------------   ---------      -----------------    --------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME
TAXES                                                          274,000        3.9%                440,000        7.1%
INCOME TAXES                                                     1,000        0.0%                 12,000        0.2%
                                                     ------------------   ---------      -----------------    --------

INCOME FROM CONTINUING OPERATIONS                              273,000        3.9%                428,000        6.9%

DISCONTINUED OPERATIONS                                     (1,425,000)     (20.5)%              (398,000)      (6.4)%
                                                     ------------------   ---------      -----------------    --------

NET INCOME (LOSS)                                          $(1,152,000)     (16.6)%             $  30,000        0.5%
                                                     ==================   =========      =================    ========


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

         On April 8, 1999, the Company retained Manchester Companies, Inc., a Minneapolis-based multi-disciplinary professional services firm which provides investment banking, finance, turnaround and management advisory services to small and middle market companies. Manchester will assist with the sale of the physical therapy clinics and fitness equipment business segments, will restructure the Company's financing and will assist with the Company's re-engineering efforts.

Summary of First Quarter Results. For the quarter ended March 31, 1999, total revenues were up by $771,000, or 12.5%, from the quarter ended March 31, 1998, with the growth coming from new fitness center management and International Fitness Club Network (IFCN) contracts. Gross profit as a percentage of revenue decreased .7 percentage points, while gross profit dollars increased $152,000, or 9.4%. Operating expenses as a percentage of revenue decreased .4 percentage points, or $114,000 over the prior year period, as the Company restructured middle management of its fitness center division. Operating income as a percent of revenue decreased by .2 percentage points. Interest expense increased $140,000 from the prior year period due to the increased level and cost of borrowing. Net income from continuing operations for the quarter ended March 31, 1999 was $273,000, a $155,000 decrease from the prior year period. The decrease was due to a decrease in other income and an increase in interest expense.

Revenues. Revenues increased $771,000, or 12.5%, to $6,948,000 for the three months ended March 31, 1999, from $6,177,000 for the period ended March 31, 1998.

           Consulting and Management Fee revenues increased $704,000, or 13.7%, for the three months ended March 31, 1999, compared to the same period in 1998. The increase was primarily due to the effect of adding a net of six corporate fitness center sites under management during 1998.

           Occupational Health and On-Site Physical Therapy revenues decreased $309,000, or 29.6% for the three months ended March 31, 1999, compared to the same period in 1998. The decrease is attributable to a reduction in occupational health contract revenue.

           International Fitness Club Network (IFCN) revenues increased $376,000, or 100% for the three months ended March 31, 1999 compared to the same period in 1998. IFCN was acquired in the second quarter 1998. Health Fitness Corporation did not report revenue for the IFCN division until the second quarter 1998.

Operating Income. Operating income increased $38,000 to $470,000 for the three months ended March 31, 1999, from $432,000 for the same period in 1998. Consulting and Management Fee operating income increased $173,000 from $638,000 for the three months ended March 31, 1998, to $811,000 for the same period in 1999. The increase was due to the increase in revenue exceeding the associated increase in expense. Occupational Health and On-Site Physical Therapy operating income decreased $228,000 to $63,000 for the three months ended March 31, 1999, from $291,000 for the same period in 1998. The decrease was primarily due to the decrease in revenue associated with the occupational health contract revenue. IFCN operating income increased $261,449 from the same period in 1998 due to the division being acquired in the second quarter, 1998. Corporate expenses increased $168,453 from $497,224 for the three months ended March 31, 1998, to $665,677 for the same period in 1999. The increase was due to the investments made to strengthen the management team, higher professional fees, and travel associated with the Bladerunner consulting contract.

Interest Expense. Interest expense of $241,000 for the three months ended March 31, 1999, increased $141,000 from $101,000 for the same period in 1998. The increase was due to higher average borrowings and the cost of borrowing.

Other Income. Other income decreased $64,000 from $109,000 for the three months ended March 31, 1998, to $45,000 for the same period in 1999. The decrease is due to the higher collection of previously written-off receivables.

Income From Continuing Operations. The Company's income from continuing operations decreased $155,000 to $273,000 or $.02 diluted income per share for the three months ended March 31, 1999, from $428,000 or $.04 diluted income per share from continuing operations for the same period in 1998.

Discontinued Operations. In August 1998 and November 1998, the company formally adopted plans to dispose of its freestanding physical therapy clinics business segment ("the PT clinic division") and its fitness equipment business segment ("the equipment division"). The plans of disposal specifically target sales of substantially all the assets of each division to a major provider of outpatient therapy services and a supplier and retailer of fitness equipment, respectively. The Company is negotiating with potential buyers and estimates that the transactions will be completed by June 30, 1999.

         The operating losses during the phase out period which includes the quarter ending March 31, 1999, included projected shutdown costs and the expected net realizable loss from the sale of the divisions, were recorded as discontinued operations during the year ended December 31, 1998. During the three months ending March 31, 1999 the Company accrued an additional loss of $1,425,000 due to actual operating losses exceeding earlier estimates, changes in net realizable value of certain assets, changes in the estimated sales price of the divisions and increased employee severance costs.

On May 14, 1999, the Company closed the sale of the majority of the PT clinic division. The sale was completed for a purchase price of $3,600,000. The Company is negotiating with a potential buyer to sell the remaining clinics. Net proceeds of $2,250,000 from the sale were used to reduce the Company's note payable.


LIQUIDITY AND CAPITAL RESOURCES

         The Company had working capital of $(8,068,000) at March 31, 1999, versus working capital of $(6,082,000) at March 31, 1998. The change was primarily due to a decrease in cash and an increase in short term debt.

         The Company has a revolving credit facility with Abelco Finance L.L.C. and other affiliates of Cerberus Partners, L.P. (the "Lender"). The Company's ability to draw down on the facility is tied to the Borrowing Base formula which is based upon the Company's EBITDA (defined as earnings before interest, taxes, depreciation and amortization), revenues, or collections, whichever is less. The credit facility is secured by all of the Company's assets, including its accounts receivable, inventory, equipment, and general intangibles and is guaranteed in part by the Company's President and Chief Executive Officer. The advances under the credit facility accrue interest at a rate equal to 7.0% in excess of Chase Manhattan's prime rate , with a minimum rate of 15.5%. The Company is required to pay monthly interest payments on outstanding borrowings at the prime rate plus 4.5%, with a minimum rate of 13%. The unpaid interest (2.5%) is added to the principal balance of the facility, and will accrue interest until paid. The credit facility is due July 1999. The credit facility is subject to various affirmative and negative covenants customary in transactions of this type, including a requirement to maintain certain financial ratios and limitations on the Company's ability to incur additional indebtedness, to make acquisitions outside of certain established parameters, or to make dividend distributions. As of March 31, 1999, the Company had $152,000 of availability under its revolving credit facility with Abelco Finance L.L.C.

         On February 26, 1999, the Company and the Lender further amended the Credit Agreement. The amendment reflects the assignment by Madeleine L.L.C. of its interest in the Credit Agreement to Ableco Finance L.L.C., and other affiliates of the Cerberus Partners group. The amendment permits the Company to issue certain secured subordinated debentures.

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

Cautionary Statement

         This Form 10-Q contains forward-looking statements within the meaning of federal securities laws. These statements include statements regarding intent, belief, or current expectations of the Company and its management. These forward-looking statements are not guarantees of the future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in these statements. Please refer to the Management's Discussion and Analysis section of the Company's Annual Report on Form 10-K for the year ended December 31, 1998, for cautionary statements on important factors to consider in evaluating the forward-looking statements included in this Form 10-Q.


                          PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

         None

Item 2. Changes in Securities

         During the quarter ended March 31, 1999, the Company sold units consisting of (i) Secured Convertible Subordinated Debentures ("Debentures") convertible into company common Stock at $.30 per share, and (ii) for each $4.00 principal amount of Debentures purchased, a Warrant to purchase one share of Company common stock at $1.00 per share, to the following persons without registration under the Securities Act:

                                                   Price per       Exemption
  Date          Amount         Purchaser(s)       Share/Unit       Relied Upon

2/26/99        $50,000       Charles Bidwell         N/A           Section 4(2)
              principal
                amount
2/26/99        $50,000      Charles Rasmussen        N/A           Section 4(2)
              principal
                amount
2/26/99        $15,000        Susan DeNuccio         N/A           Section 4(2)
              principal
                amount

Item 3.  Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

Item 5. Other Information

         In April 1999, Charles E. Bidwell resigned as the Company's Chairman of the Board, Chief Financial Officer, Treasurer and Secretary, but Mr. Bidwell will continue as a director. In April 1999, the Board of Directors elected James
A. Bernards of Brightstone Capital Ltd. as Chairman, named James L. Nichols of Manchester Companies, Inc. as acting Chief Financial Officer, and elected Robert Peterson as Vice President - Finance.


Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

         See Exhibit Index immediately following signature page.

         (b)      Reports on Form 8-K

         No Forms 8-K were filed by the Company during the quarter ended March 31, 1999.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 20, 1999      HEALTH FITNESS CORPORATION


                          By            /s/ Loren S. Brink
                                   Loren S. Brink
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)


                          By           /s/ Robert Peterson
                                   Robert Peterson
                                   Vice President - Finance
                                   (Principal Financial and Accounting Officer)

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

4.1 Specimen of Common Stock Certificate -- incorporated by reference to the Company's Registration Statement on Form SB-2 No. 33-83784C

4.2      Form of Secured Convertible Subordinated Debentures

27.1 Financial Data Schedule for 3-month period ended March 31, 1999 (in electronic version only)