Form 10-Q
period 1999-06-30
HEALTH FITNESS CORP /MN/
filed 1999-08-16
CIK 886432

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1999

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from  _____________________ to ___________________

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         The number of shares outstanding of each of the registrant's classes of capital stock, as of August 13, 1999 was:
                 Common Stock, $.01 par value, 11,957,720 shares

                  HEALTH FITNESS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                           June 30,         December 31,
                                                                                            1999                1998
                                                                                         (Unaudited)
                                                                                         ------------       ------------
ASSETS

CURRENT ASSETS:
    Cash                                                                                 $     26,692       $     29,598
    Trade accounts and notes receivable, less allowance for doubtful
       accounts of $226,526 and $1,101,211                                                  4,675,365          4,344,438
    Inventories                                                                                28,549             26,459
    Prepaid expenses and other                                                                177,654             61,145
                                                                                         ------------       ------------
          Total current assets                                                              4,908,260          4,461,640

PROPERTY AND EQUIPMENT, net                                                                   709,509          1,049,626

OTHER ASSETS:
    Goodwill, less accumulated amortization of $1,815,908
       and $1,580,098, respectively                                                         7,373,822          7,568,809
    Noncompete agreements, less accumulated amortization of
       $460,104 and $374,478, respectively                                                    506,747            592,373
    Copyrights, less accumulated amortization of $107,941 and $85,608, respectively           562,059            584,392
    Trade names, less accumulated amortization of $27,615 and $20,613, respectively           182,385            189,386
    Contracts, less accumulated amortization of $43,333 and $23,334, respectively              36,667             56,667
    Trade accounts and notes receivable, less allowance for doubtful accounts of
       $5,663 and $29,843, respectively                                                       466,220            922,966
    Deferred financing costs, less accumulated amortization of $1,337,732 and
       $836,082, respectively                                                                  83,610            585,260
    Other                                                                                      38,983             65,983
    Net assets of discontinued operations                                                     422,039          4,537,716
                                                                                         ------------       ------------
                                                                                         $ 15,290,300       $ 20,614,818
                                                                                         ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Checks written in excess of bank balance                                             $    371,457       $     47,099
    Notes payable                                                                           4,696,266          6,939,692
    Current maturites of long-term debt                                                       440,389            572,227
    Trade accounts payable                                                                  1,171,252          2,335,509
    Accrued salaries, wages, and payroll taxes                                              1,201,018          1,405,382
    Accrued earn-out                                                                             --              309,962
    Other accrued liabilities                                                                 705,514            631,525
    Deferred revenue                                                                        1,711,374          1,629,192
                                                                                         ------------       ------------
          Total current liabilities                                                        10,297,269         13,870,588

LONG-TERM DEBT, less current portion                                                          693,043            900,148
SUBORDINATED DEBT                                                                             115,000               --

COMMITMENTS AND CONTINGENCIES                                                                    --                 --

STOCKHOLDERS' EQUITY
    Preferred stock, $.01 par value; authorized 5,000,000 shares,
       none issued or outstanding                                                                --                 --
    Common stock, $.01 par value; 25,000,000 shares authorized;
       11,957,720 and 11,884,413
       shares issued and outstanding, respectively                                            119,577            118,844
    Additional paid-in capital                                                             16,796,549         16,725,126
    Accumulated deficit                                                                   (12,690,335)       (10,951,526)
                                                                                         ------------       ------------
                                                                                            4,225,791          5,892,444
    Stockholder note and interest receivable                                                  (40,803)           (48,362)
                                                                                         ------------       ------------
                                                                                            4,184,988          5,844,082
                                                                                         ------------       ------------
                                                                                         $ 15,290,300       $ 20,614,818
                                                                                         ============       ============

See notes to condensed consolidated financial statements.

                   HEALTH FITNESS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                       Three Months Ending                Six Months Ending
                                                                             June 30,                           June 30,
                                                                      1999              1998             1999              1998
                                                                 ------------      ------------      ------------      ------------

REVENUE                                                          $  6,350,508      $  6,235,309      $ 13,298,166      $ 12,412,048

COSTS OF REVENUE                                                    5,013,382         4,670,953        10,195,477         9,234,169
                                                                 ------------      ------------      ------------      ------------
GROSS PROFIT                                                        1,337,126         1,564,356         3,102,689         3,177,879

OPERATING EXPENSES:
    Salaries                                                          461,095           388,923           939,003           903,031
    Selling, general, and administrative                              974,138           795,311         1,791,982         1,462,962
                                                                 ------------      ------------      ------------      ------------
         Total operating expenses                                   1,435,233         1,184,234         2,730,985         2,365,993
                                                                 ------------      ------------      ------------      ------------

OPERATING INCOME (LOSS)                                               (98,107)          380,122           371,704           811,886

INTEREST EXPENSE                                                     (236,379)         (180,136)         (477,624)         (280,865)
OTHER INCOME (EXPENSE)                                               (252,383)           87,998          (207,059)          197,471
                                                                 ------------      ------------      ------------      ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES         (586,869)          287,984          (312,979)          728,492
INCOME TAXES                                                             --             (12,339)              831              --
                                                                 ------------      ------------      ------------      ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                             (586,869)          300,323          (313,810)          728,492
                                                                 ------------      ------------      ------------      ------------

DISCONTINUED OPERATIONS
    Loss from operations of Physical Therapy
      Clinic division and Equipment division                             --            (884,632)       (1,425,000)       (1,283,172)
    Loss on disposal of Physical Therapy Clinic division
      and Equipment division (less applicable taxes)                     --                --                --                --
                                                                 ------------      ------------      ------------      ------------
LOSS FROM DISCONTINUED OPERATIONS                                        --            (884,632)       (1,425,000)       (1,283,172)
                                                                 ------------      ------------      ------------      ------------

NET (LOSS)                                                       $   (586,869)     $   (584,309)     $ (1,738,810)     $   (554,680)
                                                                 ============      ============      ============      ============

INCOME (LOSS) PER SHARE FROM CONTINUING OPERATIONS:
   Basic                                                         $      (0.05)     $       0.03      $      (0.03)     $       0.07
   Diluted                                                              (0.05)             0.03             (0.02)             0.07

LOSS PER SHARE FROM DISCONTINUED OPERATIONS:
   Basic                                                         $       --        $      (0.08)     $      (0.12)     $      (0.12)
   Diluted                                                               --               (0.08)            (0.11)            (0.12)

NET (LOSS) PER SHARE:
   Basic                                                         $      (0.05)     $      (0.05)     $      (0.15)     $      (0.05)
   Diluted                                                              (0.05)            (0.05)            (0.14)            (0.05)

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING:
   Basic                                                           11,949,383        11,769,808        11,917,078        10,754,077
   Diluted                                                         11,949,383        11,769,808        12,583,744        10,754,077


See notes to condensed consolidated financial statements.

                  HEALTH FITNESS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                          Six Months Ended
                                                                                               June 30,
                                                                                        1999                  1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                $     (1,738,810)     $       (554,676)
Adjustment to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                                       1,010,644               732,990
    Discontinued operations                                                             4,742,636            (1,319,128)
Change in assets and liabilities, net of acquisitions:
    Trade accounts and notes receivable                                                  (295,210)             (812,817)
    Inventories                                                                            (2,090)                  335
    Prepaid expenses and other                                                           (116,509)               (1,938)
    Other assets                                                                            2,000                87,364
    Trade accounts payable and checks written in excess of bank balance                  (839,899)             (759,718)
    Accrued liabilities and other                                                        (130,374)             (589,543)
    Deferred revenue                                                                       82,182              (167,470)
                                                                                 ----------------      ----------------
       Net cash provided by (used in) operating activities                              2,714,570            (3,384,600)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property                                                                   (4,735)              (49,254)
    Proceeds from sale of property                                                            700                     -
    Payments for acquisitions, net of liabilities assumed                                                      (210,000)
    Collection of non-trade notes receivable                                               25,000               337,868
    Payments in connection with earn-out provisions                                      (316,925)             (402,931)
                                                                                 ----------------      ----------------
       Net cash used in investing activities                                             (295,960)             (324,317)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings under line of credit                                                    (2,243,426)           $5,412,925
    Proceeds from issuance of subordinated debt                                           115,000                     -
    Repayment of long term debt                                                          (338,943)          ($3,731,873)
    Payment of financing costs                                                                  -              (992,595)
    Proceeds from private placement of equity                                                   -             2,785,024
    Proceeds from issuance of common stock                                                 38,294               194,867
    Advances on notes receivable                                                             (458)               (4,140)
    Payments received on notes receivable                                                   8,017                10,399
                                                                                 ----------------      ----------------
       Net cash provided by financing activities                                       (2,421,516)         3,674,607.44
                                                                                 ----------------      ----------------

NET INCREASE (DECREASE) IN CASH                                                            (2,906)              (34,310)

CASH AT BEGINNING OF YEAR                                                                  29,598                81,639
                                                                                 ----------------      ----------------

CASH AT END OF PERIOD                                                            $         26,692      $         47,329
                                                                                 ================      ================


See notes to condensed consolidated financial statements.

                           HEALTH FITNESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the annual financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of management, the interim condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the results for interim periods presented. Operating results for the second quarter and six months ended June 30, 1999 are not necessarily indicative of the operating results to be expected for the year ending December 31, 1999.

Certain reclassifications have been made to the condensed consolidated financial statements for the second quarter and six months ended June 30, 1998. Such reclassifications had no effect on net income or stockholders' equity as previously reported.


NOTE 2.   FINANCING

During the six months ended June 30, 1999, the Company sold $115,000 principal amount of Secured Convertible Subordinated Debentures ("Debentures") to three accredited investors. The Debentures are due October 1, 1999 and bear interest at the rate of 16% per annum. The Debentures are secured by a lien on the Company's assets, however both the payment of the Debentures and the security interest securing the Debentures are subordinate to the Company's borrowings from Abelco Finance LLC. Principal and accrued interest on the Debentures is convertible into Company common stock at a price of $.30 per share. For each $4.00 principal amount of Debentures purchased, the purchaser received a Warrant to purchase one share of Company common stock at $1.00 per share, exercisable for a period of four years.


NOTE 3. DISCONTINUED OPERATIONS

In August 1998 and November 1998, the company formally adopted plans to dispose of its freestanding physical therapy clinics business segment ("the PT clinic division") and its fitness equipment business segment ("the equipment division").

The operating losses during the phase out period (January 1 through June 30) which included projected shutdown costs and the expected net realizable loss from the sale of these segments, were recorded as discontinued operations during the year ended December 31, 1998. During the six months ending June 30, 1999 the Company accrued an additional loss of $1,425,000 due to actual operating losses exceeding earlier estimates, changes in the net realizable value of certain assets, changes in the estimated sales price of the segments and increased employee severance costs.

In the second quarter ending June 30, 1999, the Company completed the sale of the majority of the PT clinic division for a sales price of $3,750,000. Net proceeds from the sale of $2,250,000 were used to reduce the Company's note payable.


NOTE 4.  INCOME TAXES

The provision for income taxes for the second quarter and six months ending June 30, 1999 and 1998 have been offset principally by a reduction in the valuation allowance for deferred taxes.


NOTE 5.  SUBSEQUENT EVENT

On July 2, 1999, the Company closed the sale of the equipment division for a sales price of $175,000 for the inventory and fixed assets. The proceeds from the sale were cash of $80,000 and two notes receivable. The first note of $20,000 is due on July 8, 1999 and bears interest at a rate of 9% if the note is not paid on the due date. The second note of $75,000 is payable in twelve monthly installments and bears an interest rate of 9%.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, information derived from the condensed consolidated statements of operations of the Company:

                                                                   Three Months Ended
                                                                      June 30,
                                             -------------------------------------------------------
                                                 1999              %           1998              %
                                             -----------         -----     -----------         -----

REVENUES                                     $ 6,350,000         100.0     $ 6,235,000         100.0
COSTS OF REVENUES                              5,013,000          78.9       4,671,000          74.9
                                             -----------         -----     -----------         -----
GROSS PROFIT                                   1,337,000          21.1       1,564,000          25.1
OPERATING EXPENSES
   Salaries                                      461,000           7.3         389,000           6.2
   Selling, general, and administrative          974,000          15.3         795,000          12.8
                                             -----------         -----     -----------         -----
                                               1,435,000          22.6       1,184,000          19.0
                                             -----------         -----     -----------         -----
OPERATING INCOME (LOSS)                          (98,000)         (1.5)        380,000           6.1
INTEREST EXPENSE                                (236,000)         (3.7)       (180,000)         (2.9)
OTHER INCOME (EXPENSE)                          (253,000)         (4.0)         88,000           1.4
                                             -----------         -----     -----------         -----

INCOME (LOSS) FROM CONTINUING
      OPERATIONS BEFORE INCOME TAXES            (587,000)         (9.2)        288,000           4.6
INCOME TAXES                                        --             --          (12,000)         (0.2)
                                             -----------         -----     -----------         -----

INCOME (LOSS) FROM CONTINUING                   (587,000)         (9.2)        300,000           4.8
      OPERATIONS

LOSS FROM DISCONTINUED OPERATIONS                   --             --         (884,000)        (14.2)
                                             -----------         -----     -----------         -----

NET LOSS                                     $  (587,000)         (9.2)    $  (584,000)         (9.4)
                                             ===========         =====     ===========         =====


                                                                   Three Months Ended
                                                                      June 30,
                                             -------------------------------------------------------
                                                 1999              %           1998              %
                                             -----------         -----     -----------         -----

REVENUES                                     $ 13,298,000        100.0     $ 12,412,000        100.0
COSTS OF REVENUES                              10,195,000         76.7        9,234,000         74.4
                                             ------------        -----     ------------        -----
GROSS PROFIT                                    3,103,000         23.3        3,178,000         25.6
OPERATING EXPENSES
   Salaries                                       939,000          7.1          903,000          7.3
   Selling, general, and administrative         1,792,000         13.4        1,463,000         11.8
                                             ------------        -----     ------------        -----
                                                2,731,000         20.5        2,366,000         19.1
                                             ------------        -----     ------------        -----
OPERATING INCOME                                  372,000          2.8          812,000          6.5
INTEREST EXPENSE                                 (478,000)        (3.6)        (281,000)        (2.3)
OTHER INCOME (EXPENSE)                           (207,000)        (1.6)         197,000          1.6
                                             ------------        -----     ------------        -----

INCOME (LOSS) FROM CONTINUING
      OPERATIONS BEFORE INCOME TAXES             (313,000)        (2.4)         728,000          5.8
INCOME TAXES                                        1,000          0.0             --            --
                                             ------------        -----     ------------        -----

INCOME (LOSS) FROM CONTINUING                    (314,000)        (2.4)         728,000          5.8
      OPERATIONS

LOSS FROM DISCONTINUED OPERATIONS              (1,425,000)       (10.7)      (1,283,000)       (10.3)
                                             ------------        -----     ------------        -----

NET LOSS                                     $ (1,739,000)       (13.1)    $   (555,000)        (4.5)
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

         On April 8, 1999, the Company retained Manchester Companies, Inc., a Minneapolis-based multi-disciplinary professional services firm which provides investment banking, finance, turnaround and management advisory services to small and middle market companies. Manchester has assisted with the sale of the physical therapy clinics and fitness equipment business segments, will restructure the Company's financing, and assist with the Company's re-engineering efforts.


Results of Operations for the quarter ended June 30, 1999 compared to the quarter ended June 30, 1998.

Revenues. Revenues increased $115,000, or 1.8%, to $6,350,000 for the three months ended June 30, 1999, from $6,235,000 for the period ended June 30, 1998.

           Consulting and Management Fee revenues increased $160,000, or 2.9%, for the three months ended June 30, 1999, compared to the same period in 1998. The increase was primarily due to the effect of adding new hospital contracts.

           Occupational Health and On-Site Physical Therapy revenues decreased $73,000, or 8.7%, for the three months ended June 30, 1999, compared to the same period in 1998. The decrease is attributable to a reduction in occupational health contract revenue.

           International Fitness Club Network (IFCN) revenues increased $28,000, or 144.5% for the three months ended June 30, 1999 compared to the same period in 1998. IFCN was acquired in June 1998.

Operating Income (Loss). Operating income (loss) decreased $478,000 to a loss of $98,000 for the three months ended June 30, 1999, from $380,000 for the same period in 1998. Consulting and Management Fee operating income increased $77,000 from $701,000 for the three months ended June 30, 1998, to $778,000 for the same period in 1999. The increase was due to the restructuring of the middle management of the Company's fitness center division. Occupational Health and On-Site Physical Therapy operating income decreased $141,000 to $44,000 for the three months ended June 30, 1999, from $185,000 for the same period in 1998. The decrease was primarily due to the decrease in revenue associated with the occupational health contracts. IFCN operating income decreased $96,000 from the same period in 1998 due to the contract renewal cycle.

Corporate Expenses. Corporate expenses increased $318,000 from $502,000 for the three months ended June 30, 1998, to $820,000 for the same period in 1999. The increase was due to the investments made to strengthen the management team and an increase in employee benefits expenses.

Interest Expense. Interest expense of $236,000 for the three months ended June 30, 1999, increased $56,000 from $180,000 for the same period in 1998. The increase was due to higher average borrowings.

Other Income (expense). Other income (expense) decreased $341,000 from $88,000 income for the three months ended June 30, 1998, to $253,000 expense for the same period in 1999. The decrease is primarily due to recognizing expenses associated with preparing fitness center operating systems for Y2K compliance ($295,000).

Income (Loss) From Continuing Operations. The Company's income from continuing operations decreased $887,000 to a loss of $587,000 or $.05 diluted loss per share from continuing operations for the three months ended June 30, 1999, from $300,000 or $.03 diluted income per share from continuing operations for the same period in 1998. The continuing operations performance and subsequent loss for the three months ended June 30, 1999 is primarily due to re-engineering one time costs. It is anticipated that this trend will continue for the remainder of this financial year with retained business operations becoming normalized relating to cost levels in the first quarter of 2000.

Discontinued Operations. In August 1998 and November 1998, the Company formally adopted plans to dispose of its freestanding physical therapy clinics business segment ("the PT clinic division") and its fitness equipment business segment ("the equipment division").

The operating losses during the phase out period (January 1 through June 30) which included projected shutdown costs and the expected net realizable loss from the sale of the divisions, were recorded as discontinued operations during the year ended December 31, 1998 and adjusted in the quarter ending March 31,1999. In the quarter ending June 30, 1999, the Company completed the sale of a majority of the PT clinic division for a sales price of $3,750,000. On July 2, 1999, the Company completed the sale of the equipment division for $175,000.

Results of Operations for the six months ended June 30, 1999 compared to the six months ended June 30, 1998.

Revenues. Revenues increased $886,000, or 7.1%, to $13,298,000 for the six months ended June 30, 1999, from $12,412,000 for the six months ended June 30, 1998.

           Consulting and Management Fee revenues increased $864,000, or 8.2%, for the six months ended June 30, 1999, compared to the same period in 1998. The increase was primarily due to the effect of adding a net of five corporate fitness center sites.

           Occupational Health and On-Site Physical Therapy revenues decreased $381,000, or 20.4%, for the six months ended June 30, 1999, compared to the same period in 1998. The decrease is attributable to a reduction in occupational health contract revenue.

           International Fitness Club Network (IFCN) revenues were $423,000 for the six months ended June 30, 1999 compared to $19,000 for the same period in 1998. IFCN was acquired in June 1998.

Operating Income. Operating income decreased $440,000 to $372,000 for the six months ended June 30, 1999, from $812,000 for the same period in 1998. Consulting and Management Fee operating income increased $250,000 from $1,339,000 for the six months ended June 30, 1998, to $1,589,000 for the same period in 1999. The increase was due to the increase in fitness center contracts and restructuring of middle management of the fitness center division. Occupational Health and On-Site Physical Therapy operating income decreased $369,000 to $107,000 for the six months ended June 30, 1999, from $476,000 for the same period in 1998. The decrease was primarily due to the decrease in revenue associated with the occupational health contracts. IFCN operating income increased $165,000 from the same period in 1998 due to the division being acquired in the second quarter of 1998.

Corporate Expenses. Corporate expenses increased $487,000 from $999,000 for the six months ended June 30, 1998, to $1,486,000 for the same period in 1999. The increase was due to the investments made to strengthen the management team and higher professional fees.

Interest Expense. Interest expense of $478,000 for the six months ended June 30, 1999, increased $197,000 from $281,000 for the same period in 1998. The increase was due to higher average borrowings and the cost of borrowing.

Other Income (Expense). Other income (expense) decreased $404,000 from $197,000 income for the six months ended June 30, 1998, to $207,000 expense for the same period in 1999. The decrease is primarily due to recognizing expenses associated with preparing fitness center operating systems for Y2K compliance ($295,000).

Income (Loss) From Continuing Operations. The Company's income (loss) from continuing operations decreased $1,042,000 to a loss of $314,000 or $.02 diluted loss from continuing operations per share for the six months ended June 30, 1999, from $728,000 or $.07 diluted income per share from continuing operations for the same period in 1998. The continuing operations performance and subsequent loss year to date is primarily due to re-engineering one time costs. It is anticipated that this trend will continue for the remainder of this financial year with retained business operations becoming normalized relating to cost levels in the first quarter of 2000.

Discontinued Operations. In August 1998 and November 1998, the Company formally adopted plans to dispose of its freestanding physical therapy clinics business segment ("the PT clinic division") and its fitness equipment business segment ("the equipment division").

         The operating losses during the phase out period which includes the six months ending June 30, 1999, included projected shutdown costs and the expected net realizable loss from the sale of the divisions, were recorded as discontinued operations during the year ended December 31, 1998. During the six months ending June 30, 1999, the Company accrued an additional loss of $1,425,000 due to actual losses exceeding earlier estimates, changes in net realizable value of certain assets and changes in the estimated sales price of the divisions.

         In the six months ending June 30, 1999, the Company completed the sale of the majority of the PT clinic division for a sales price of $3,750,000. On July 2, 1999, the Company completed the sale of the equipment division for $175,000.


LIQUIDITY AND CAPITAL RESOURCES

         The Company had working capital of $(5,389,000) at June 30, 1999, versus working capital of $(7,714,000) at June 30, 1998. The change was primarily due to a decrease in short term debt.

         The Company has a revolving credit facility with Abelco Finance L.L.C. and other affiliates of Cerberus Partners, L.P. (the "Lender"). The Company's ability to draw down on the facility is tied to the Borrowing Base formula which is based upon the Company's EBITDA (defined as earnings before interest, taxes, depreciation and amortization), revenues, or collections, whichever is less. The credit facility is secured by all of the Company's assets, including its accounts receivable, inventory, equipment, and general intangibles and is guaranteed in part by the Company's former President and Chief Executive Officer. The advances under the credit facility accrue interest at a rate equal to 7.0% in excess of Chase Manhattan's prime rate , with a minimum rate of 15.5%. The Company is required to pay monthly interest payments on outstanding borrowings at the prime rate plus 4.5%, with a minimum rate of 13%. The unpaid interest (2.5%) is added to the principal balance of the facility, and will accrue interest until paid. The credit facility was originally due July 1999. The credit facility is subject to various affirmative and negative covenants customary in transactions of this type, including a requirement to maintain certain financial ratios and limitations on the Company's ability to incur additional indebtedness, to make acquisitions outside of certain established parameters, or to make dividend distributions. As of June 30, 1999, the Company had $129,530 of availability under its revolving credit facility with Abelco Finance L.L.C.

         On May 10, 1999, the Company and the Lender amended the Credit Agreement. The amendment included the Lender's consent to the Company's sale of a majority of the Company's PT clinic division which closed on May 14, 1999, and reduced the maximum Borrowing Base to $4,950,000, as further reduced each week commencing May 14, 1999 by 25% of the Company's weekly collections on retained accounts receivable of the sold PT clinic division (see Exhibit 10.1).

         On May 24, 1999, the Company and the Lender further amended the Credit Agreement. The amendment, as modified by a subsequent letter agreement dated as of June 1, 1999, included the Lender's consent to the Company's sale of its equipment division which closed on July 2, 1999, and reduced the maximum Borrowing Base to $4,830,000, as further reduced (a) monthly commencing July 21, 1999 by 25% of the Company's monthly collections on retained accounts receivable of the sold equipment division, (b) weekly commencing June 7, 1999 by 40% of amounts received weekly by the Company from operations of equipment by the equipment division pending its sale, and (c) by $60,000 upon completion of the sale of the equipment division and by an additional $10,000 one week after completion of such sale (see Exhibits 10.2 and 10.3).

         On June 30, 1999 the Company and the Lender further amended the Credit Agreement. The amendment included the Lender's consent to the Company's sale of an additional clinic of the Company's PT clinic division which closed on June 30, 1999, and reduced the maximum Borrowing Base to $4,730,000 less the reductions described above (see Exhibit 10.4).

         On July 15, 1999 the Company and the Lender further amended the Credit Agreement to extend the final maturity date from July 17, 1999 to October 16, 1999 (see Exhibit 10.5).

         In May 1999, in conjunction with the sale of the PT clinic division, the Company used the net proceeds of $2,250,000 to reduce its outstanding revolving credit facility balance. Sources of capital to meet future obligations in 1999 are anticipated to be cash provided by its ongoing operations, the refinancing of the existing credit facility, and further asset disposals. The Company expects to replace its revolving credit facility prior to its extended due date of October 16, 1999. In order to conserve capital resources, the Company's policy is to lease its physical facilities. The Company does not believe that inflation has had a significant impact on the results of its operations.

Year 2000 Compliance

         The Company has initiated a project to prepare its products and computer systems for the year 2000 impact on its business operations, product offerings, customers and suppliers. The Company has completed the awareness phase of the project and is currently in various stages of the assessment, remediation and internal testing phases. Y2K compliant software has been installed at 40 of the 150 sites at which the Company maintains information processing technology and the Company expects to install compliant software at the balance of the locations by September 30, 1999. Accordingly, management believes the year 2000 issue will not have a significant impact on its business. If necessary modification and conversions are not completed on a timely basis, the year 2000 issue could have an adverse effect on the Company's business. At this time, the Company believes it is unnecessary to adopt a contingency plan covering the possibility that the project will not be completed in a timely manner, but as part of the overall project, the Company will continue to assess the need for a contingency plan.

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

Cautionary Statement

         This Form 10-Q contains forward-looking statements within the meaning of federal securities laws. These statements include statements regarding intent, belief, or current expectations of the Company and its management. These forward-looking statements are not guarantees of the future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in these statements. Risks to the Company include its ability to generate sufficient working capital, the need for permanent new management, potential changes in workers' compensation laws, uncertainties regarding government funding of health care, competition and the lack of barriers to entry into the Company's industry. For a more complete description, see Management's Discussion and Analysis section of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


                          PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

         None

Item 2. Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

Item 5. Other Information

         On July 2, 1999 the Company entered into an Employment Agreement with Loren S. Brink pursuant to which Mr. Brink resigned as the Company's President and Chief Executive Officer. Pursuant to the Employment Agreement, Mr. Brink will serve as President of the Company's Consulting and Corporate Development Division at a salary of $130,000 per year plus a bonus equal to 10% of the Company's profit margin during the first year of customer contracts closed by Mr. Brink. The term of the Employment Agreement is through December 31, 2001 subject to automatic one-year extensions. In consideration of a two-year noncompete covenant from Mr. Brink, the Company paid Mr. Brink $180,000.

         During the second quarter, the Company appointed Charles J.B. Mitchell as the Company's Acting Chief Executive Officer, Thomas A. Knox as Acting Vice President/Strategy, and James L. Nichols as Acting Chief Financial Officer.

         The Company and an administrator for the government of Medicare and Medicaid payments have discussed issues relating to the Company's timeliness of reporting of costs and identification of the provider of services billed to Medicare and Medicaid. No issues of overcharging or charging for services not rendered have been raised but, nonetheless, the Company may possibly be liable for late fees and other penalties. The amounts at issue are not known at this time but the Company believes that any such amounts would be immaterial to the financial condition of the Company.


Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

         See Exhibit Index immediately following signature page.

         (b)      Reports on Form 8-K

         On June 1, 1999, the Company filed a Current Report on Form 8-K disclosing the Company's sale of a majority of its PT clinic division.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 1999                HEALTH FITNESS CORPORATION


                                      By       /s/ Charles J.B. Mitchell
                                               Charles J.B. Mitchell
                                               Acting Chief Executive Officer
                                               (Principal Executive Officer)


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

         4.1 Specimen of Common Stock Certificate -- incorporated by reference to the Company's Registration Statement on Form SB-2 No. 33-83784C

         4.2 Form of Secured Convertible Subordinated Debentures - incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

         10.1 Amendment No. 9 to Loan and Security Agreement dated as of May 10, 1999 among the Company, the Company subsidiaries and Abelco Finance L.L.C. as assignee of Madeleine L.L.C.

         10.2 Amendment No. 10 to Loan and Security agreement dated as of May 24, 1999 among the Company, the Company's subsidiaries and Abelco Finance L.L.C. as assignee of Madeleine L.L.C.

         10.3 Letter agreement dated as of June 1, 1999 among Company, the Company's subsidiaries and Abelco Finance L.L.C. as assignee of Madeleine L.L.C. modifying Amendment No. 10 to Loan and Security Agreement.

         10.4 Amendment No. 11 to Loan and Security Agreement dated June 30, 1999 among the Company, the Company's subsidiaries and Abelco Finance L.L.C. as assignee of Madeleine L.L.C.

         10.5 Amendment No. 12 to Loan and security Agreement dated July 15,1999 Among the Company, the Company's subsidiaries and Abelco Finance L.L.C. as assignee of Madeleine L.L.C.


         10.6 Employment Agreement dated June 30, 1999 between Company and Loren S. Brink.

         10.7 Retainer Agreement, dated April 7, 1999, between the Company and Manchester Business Services, Inc.

         27.1 Financial Data Schedule for 6-month period ended June 30, 1999 (in electronic version only)