Form 10-Q
period 1999-09-30
HEALTH FITNESS CORP /MN/
filed 1999-11-15
CIK 886432

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1999

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         The number of shares outstanding of each of the registrant's classes of capital stock, as of November 5, 1999 was:
                 Common Stock, $.01 par value, 12,112,015 shares

                  HEALTH FITNESS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       September 30,       December 31,
                                                                                           1999                1998
                                                                                        ------------       ------------
ASSETS                                                                                  (Unaudited)

CURRENT ASSETS:
    Cash                                                                                $    209,648       $     29,598
    Trade accounts and notes receivable, less allowance for doubtful
       accounts of $261,071 and $1,101,211                                                 3,797,573          4,344,438
    Inventories                                                                                2,365             26,459
    Prepaid expenses and other                                                               315,776             61,145
                                                                                        ------------       ------------
          Total current assets                                                             4,325,362          4,461,640

PROPERTY AND EQUIPMENT, net                                                                  699,416          1,049,626

OTHER ASSETS:
    Goodwill, less accumulated amortization of $1,664,287 and $1,580,098,
       respectively                                                                        6,200,464          7,568,809
    Noncompete agreements, less accumulated amortization of $267,590 and $374,478,
       respectively                                                                          259,260            592,373
    Copyrights, less accumulated amortization of $0 and $85,608, respectively                   --              584,392
    Trade names, less accumulated amortization of $6,222 and $20,613, respectively            63,778            189,386
    Contracts, less accumulated amortization of $53,333 and $23,334, respectively             26,667             56,667
    Trade accounts and notes receivable, less allowance for doubtful accounts of
       $0 and $29,843, respectively                                                          406,716            922,966
    Deferred financing costs, less accumulated amortization of $1,421,342 and
       $836,082, respectively                                                                   --              585,260
    Other                                                                                     93,811             65,983
    Net assets of discontinued operations                                                     (4,034)         4,537,716
                                                                                        ------------       ------------
                                                                                        $ 12,071,440       $ 20,614,818
                                                                                        ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Checks written in excess of bank balance                                            $       --         $     47,099
    Notes payable                                                                          3,128,817          6,939,692
    Current maturites of long-term debt                                                      454,330            572,227
    Trade accounts payable                                                                 1,070,759          2,335,509
    Accrued salaries, wages, and payroll taxes                                             1,183,176          1,405,382
    Accrued earn-out                                                                         117,029            309,962
    Other accrued liabilities                                                                901,467            631,525
    Deferred revenue                                                                       1,220,195          1,629,192
                                                                                        ------------       ------------
          Total current liabilities                                                        8,075,773         13,870,588

LONG-TERM DEBT, less current portion                                                         572,979            900,148
SUBORDINATED DEBT                                                                            115,000               --

COMMITMENTS AND CONTINGENCIES                                                                   --                 --

STOCKHOLDERS' EQUITY
    Preferred stock, $.01 par value; authorized 5,000,000
       shares, none issued or outstanding                                                       --                 --
    Common stock, $.01 par value; 25,000,000 shares authorized;
       11,884,413 and 12,112,015 shares issued and
       outstanding, respectively                                                             121,120            118,844
    Additional paid-in capital                                                            16,855,438         16,725,126
    Accumulated deficit                                                                  (13,631,392)       (10,951,526)
                                                                                        ------------       ------------
                                                                                           3,345,166          5,892,444
    Stockholder note and interest receivable                                                 (37,478)           (48,362)
                                                                                        ------------       ------------
                                                                                           3,307,688          5,844,082
                                                                                        ------------       ------------
                                                                                        $ 12,071,440       $ 20,614,818
                                                                                        ============       ============

See notes to condensed consolidated financial statements.

                  HEALTH FITNESS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                                   Three Months Ending                    Nine Months Ending
                                                                        September 30,                         September 30,
                                                                  1999                1998              1999              1998
                                                               ------------       ------------      ------------      ------------
REVENUE                                                        $  6,467,158       $  6,713,148      $ 19,765,324      $ 19,125,196

COSTS OF REVENUE                                                  4,982,471          5,109,418        15,177,948        14,343,587
                                                               ------------       ------------      ------------      ------------

GROSS PROFIT                                                      1,484,687          1,603,730         4,587,376         4,781,609

OPERATING EXPENSES:
    Salaries                                                        456,303            566,050         1,395,302         1,469,081
    Selling, general, and administrative                            967,531          1,169,692         2,487,259         2,632,654
    Re-engineering                                                  333,090               --             605,344              --
                                                               ------------       ------------      ------------      ------------
         Total operating expenses                                 1,756,924          1,735,742         4,487,905         4,101,735
                                                               ------------       ------------      ------------      ------------

OPERATING INCOME (LOSS)                                            (272,237)          (132,012)           99,471           679,874

INTEREST EXPENSE                                                   (302,522)          (202,425)         (780,146)         (483,290)
OTHER INCOME (EXPENSE)                                             (360,719)            74,370          (567,778)          271,841
                                                               ------------       ------------      ------------      ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                              (935,478)          (260,067)       (1,248,453)          468,425
INCOME TAXES                                                          5,582                 29             6,413                29
                                                               ------------       ------------      ------------      ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                           (941,060)          (260,096)       (1,254,866)          468,396
                                                               ------------       ------------      ------------      ------------

DISCONTINUED OPERATIONS
    Loss from operations of Physical Therapy
      Clinic division and Equipment division                           --           (1,393,058)       (1,425,000)       (2,676,230)
    Loss on disposal of Physical Therapy Clinic
      division and Equipment division (less applicable taxes)          --                 --                --                --
                                                               ------------       ------------      ------------      ------------
LOSS FROM DISCONTINUED OPERATIONS                                      --           (1,393,058)       (1,425,000)       (2,676,230)
                                                               ------------       ------------      ------------      ------------

NET LOSS                                                       $   (941,060)      $ (1,653,154)     $ (2,679,866)     $ (2,207,834)
                                                               ============       ============      ============      ============

INCOME (LOSS) PER SHARE FROM CONTINUING OPERATIONS:
   Basic                                                       $      (0.08)      $      (0.02)     $      (0.10)     $       0.04
   Diluted                                                            (0.08)             (0.02)            (0.10)             0.04

LOSS PER SHARE FROM DISCONTINUED OPERATIONS:
   Basic                                                       $       --         $      (0.12)     $      (0.12)     $      (0.25)
   Diluted                                                             --                (0.12)            (0.12)            (0.25)

NET LOSS PER SHARE:
   Basic                                                       $      (0.08)      $      (0.14)     $      (0.22)     $      (0.21)
   Diluted                                                            (0.08)             (0.14)            (0.22)            (0.21)

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING:
   Basic                                                         11,982,132         11,769,808        11,939,001        10,754,077
   Diluted                                                       11,982,132         11,769,808        12,383,445        10,754,077

See notes to condensed consolidated financial statements.

                  HEALTH FITNESS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                   Nine Months Ended
                                                                                      September 30,
                                                                               1999                  1998
                                                                             -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                     $(2,679,866)      $(2,207,831)
Adjustment to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                              1,382,621         1,239,569
    Discontinued operations                                                    5,168,710          (919,640)
    Loss on disposition of assets                                                369,480
    Reduction in asset book value                                                                  132,060
Change in assets and liabilities, net of acquisitions:
    Trade accounts and notes receivable                                          513,171          (902,835)
    Inventories                                                                   (3,181)              336
    Prepaid expenses and other                                                  (255,744)          112,656
    Other assets                                                                  97,172           139,280
    Trade accounts payable and checks written in excess of bank balance       (1,311,849)           51,081
    Accrued liabilities and other                                                 70,733        (1,026,753)
    Deferred revenue                                                              73,467          (158,776)
                                                                             -----------       -----------
       Net cash provided by (used in) operating activities                     3,424,714        (3,540,853)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property                                                         (99,409)          (64,446)
    Net proceeds from sale of property                                         1,298,000               115
    Payments for acquisitions, net of liabilities assumed                                         (230,472)
    Collection of non-trade notes receivable                                      25,000           337,868
    Payments in connection with earn-out provisions                             (391,925)         (587,883)
                                                                             -----------       -----------
       Net cash provided by (used in) investing activities                       831,666          (544,818)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings under line of credit                                           (3,810,875)        5,514,295
    Proceeds from issuance of subordinated debt                                  115,000              --
    Repayment of long term debt                                                 (445,066)       (3,562,264)
    Payment of financing costs                                                      --            (992,595)
    Proceeds from private placement of equity                                       --           2,785,024
    Proceeds from issuance of common stock                                        53,727           249,651
    Advances on notes receivable                                                  (4,316)           (5,279)
    Payments received on notes receivable                                         15,200            15,200
                                                                             -----------       -----------
       Net cash provided by (used in) financing activities                    (4,076,330)        4,004,032
                                                                             -----------       -----------

NET INCREASE (DECREASE) IN CASH                                                  180,050           (81,639)

CASH AT BEGINNING OF YEAR                                                         29,598            81,639
                                                                             -----------       -----------

CASH AT END OF PERIOD                                                        $   209,648       $         0
                                                                             ===========       ===========

See notes to condensed consolidated financial statements.

                           HEALTH FITNESS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the annual financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of management, the interim condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the results for interim periods presented. Operating results for the third quarter and nine months ended September 30, 1999 are not necessarily indicative of the operating results to be expected for the year ending December 31, 1999.

Certain reclassifications have been made to the condensed consolidated financial statements for the third quarter and nine months ended September 30, 1998 to conform to the presentation used in 1999. Such reclassifications had no effect on net income or stockholders' equity as previously reported.


NOTE 2.   FINANCING

During the nine months ended September 30, 1999, the Company sold $115,000 principal amount of Secured Convertible Subordinated Debentures ("Debentures") to three accredited investors. The Debentures bear interest at the rate of 16% per annum. The Debentures are secured by a lien on the Company's assets, however both the payment of the Debentures and the security interest securing the Debentures are subordinate to the Company's borrowings from Ableco Finance LLC. Principal and accrued interest on the Debentures is convertible into Company common stock at a price of $.30 per share. For each $4.00 principal amount of Debentures purchased, the purchaser received a Warrant to purchase one share of Company common stock at $1.00 per share, exercisable for a period of four years. The Debentures were orginally due October 1, 1999, however all parties have agreed to extend the conversion period and maturity of the Debentures to coincide with the maturity of the Ableco debt.


NOTE 3. DISCONTINUED OPERATIONS

In August 1998 and November 1998, the Company formally adopted plans to dispose of its freestanding physical therapy clinics business segment ("the PT clinic division") and its fitness equipment business segment ("the equipment division").

The operating losses during the phase out period, which included projected shutdown costs and the expected net realizable loss from the sale of these segments, were recorded as discontinued operations during the year ended December 31, 1998. In the first quarter, the Company accrued an additional loss of $1,425,000 due to actual operating losses exceeding earlier estimates, changes in the net realizable value of certain assets, changes in the estimated sales price of the segments and increased employee severance costs.

In the second quarter ending June 30, 1999, the Company completed the sale of the majority of the PT clinic division for a sales price of $3,750,000. Net proceeds from the sale of $2,250,000 were used to reduce the Company's note payable.

In the third quarter ending September 30, 1999, the Company completed the sale of the equipment division for a sales price of $175,000 for the inventory and fixed assets. The proceeds from the sale were cash of $80,000 and two notes receivable. The first note of $20,000, which was due on July 8, 1999, bears interest at a rate of 9%. The second note of $75,000 is payable in twelve monthly installments and bears an interest rate of 9%.

NOTE 4.  INCOME TAXES

The provision for income taxes for the third quarter and nine months ending September 30, 1999 and 1998 have been offset principally by a valuation allowance for deferred taxes.


NOTE 5.  SALE  OF ASSETS

The Company completed the sale of assets of the Isernhagen and PTPA divisions on August 31, 1999 for a sales price of $1,550,000. The sale generated cash proceeds of $1,298,000 of which $1,050,000 was used to reduce the Company's note payable to Ableco Finance.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, information derived from the condensed consolidated statements of operations of the Company:

                                                                    Three Months Ended
                                                                      September 30,
                                             -------------------------------------------------------

                                                 1999              %          1998               %
                                             -----------         -----     -----------         -----

REVENUE                                      $ 6,467,000         100.0     $ 6,713,000         100.0
COSTS OF REVENUES                              4,982,000          77.0       5,109,000          76.1
                                             -----------         -----     -----------         -----
GROSS PROFIT                                   1,485,000          23.0       1,604,000          23.9
OPERATING EXPENSES
   Salaries                                      456,000           7.1         566,000           8.4
   Selling, general, and administrative          968,000          15.0       1,170,000          17.4
   Re-engineering                                333,000           5.2            --             --
                                             -----------         -----     -----------         -----
                                               1,757,000          27.2       1,736,000          25.8
                                             -----------         -----     -----------         -----
OPERATING LOSS                                  (272,000)         (4.2)       (132,000)         (1.9)
INTEREST EXPENSE                                (302,000)         (4.7)       (202,000)         (3.0)
OTHER INCOME (EXPENSE)                          (361,000)         (5.6)         74,000           1.1
                                             -----------         -----     -----------         -----

LOSS FROM CONTINUING
      OPERATIONS BEFORE INCOME TAXES            (935,000)        (14.5)       (260,000)         (3.8)
INCOME TAXES                                      (6,000)          (.1)           --          --
                                             -----------         -----     -----------         -----

LOSS FROM CONTINUING
      OPERATIONS                                (941,000)        (14.6)       (260,000)         (3.8)

DISCONTINUED OPERATIONS                             --             --       (1,393,000)        (20.8)
                                             -----------         -----     -----------         -----

NET LOSS                                     $  (941,000)        (14.6)    $(1,653,000)        (24.6)
                                             -----------         -----     -----------         -----

                                                                   Nine Months Ended
                                                                      September 30,
                                             ---------------------------------------------------------
                                                 1999               %           1998               %
                                             ------------         -----      -----------         -----

REVENUE                                      $ 19,765,000         100.0     $ 19,125,000         100.0
COSTS OF REVENUE                               15,178,000          76.8       14,344,000          75.0
                                             ------------         -----      -----------         -----
GROSS PROFIT                                    4,587,000          23.2        4,781,000          25.0
OPERATING EXPENSES
   Salaries                                     1,395,000           7.1        1,469,000           7.7
   Selling, general, and administrative         2,487,000          12.6        2,633,000          13.8
   Re-engineering                                 605,000           3.0             --             --
                                             ------------         -----      -----------         -----
                                                4,488,000          22.7        4,102,000          21.5
                                             ------------         -----      -----------         -----
OPERATING INCOME                                   99,000            .5          679,000           3.5
INTEREST EXPENSE                                 (780,000)         (3.9)        (483,000)         (2.5)
OTHER INCOME (EXPENSE)                           (568,000)         (2.9)         272,000           1.4
                                             ------------         -----      -----------         -----

INCOME (LOSS) FROM CONTINUING
      OPERATIONS BEFORE INCOME TAXES           (1,249,000)         (6.3)         468,000           2.4
INCOME TAXES                                       (6,000)          0.0             --          --
                                             ------------         -----      -----------         -----

INCOME (LOSS) FROM CONTINUING
      OPERATIONS                               (1,255,000)         (6.3)         468,000           2.4

LOSS FROM DISCONTINUED OPERATIONS              (1,425,000)         (7.2)      (2,676,000)        (14.0)
                                             ------------         -----      -----------         -----

NET LOSS                                     $ (2,680,000)        (13.5)    $ (2,208,000)        (11.6)
                                             ============         =====      ===========         =====

General. The Company is in the business of providing preventive health care services and products to corporations and health care organizations. Preventive health care services are integrated health management services that include the development, marketing and management of corporate and hospital-based fitness centers, occupational health and on-site physical therapy, and fitness club network memberships.

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

         On April 8, 1999, the Company retained Manchester Companies, Inc., a Minneapolis-based multi-disciplinary professional services firm which provides investment banking, finance, turnaround and management advisory services to small and middle market companies. Manchester has assisted with the sale of the physical therapy clinics and fitness equipment business segments and the sale of the assets of the Isernhagen and PTPA divisions. They will continue to assist in restructuring the Company's financing and with the Company's other re-engineering efforts, as well as exploring all strategic options available to the Company.

Results of Operations for the quarter ended September 30, 1999 compared to the quarter ended September 30, 1998.

Revenues. Revenues decreased $246,000, or 3.7%, to $6,467,000 for the three months ended September 30, 1999, from $6,713,000 for the period ended September 30, 1998.

           Consulting and Management Fee revenues increased $39,000, or 0.7%, for the three months ended September 30, 1999, compared to the same period in 1998. The increase was primarily due to the effect of adding new management contracts.

           Occupational Health and On-Site Physical Therapy revenues decreased $319,000, or 35.4%, for the three months ended September 30, 1999, compared to the same period in 1998. The decrease is attributable to a reduction in occupational health contract revenue and the sale of the assets of the PTPA and Isernhagen divisions on August 31, 1999.

           International Fitness Club Network (IFCN) revenues increased $34,000, or 37.4% for the three months ended September 30, 1999 compared to the same period in 1998. The increase was due to a higher level of corporate memberships.

Operating Income (Loss). Operating income (loss) decreased $140,000 to a loss of $272,000 for the three months ended September 30, 1999, from a loss of $132,000 for the same period in 1998. Consulting and Management Fee contribution to operating income increased $329,000 from $465,000 for the three months ended September 30, 1998, to $794,000 for the same period in 1999. The increase was due to the restructuring of the middle management of the Company's fitness center division. Occupational Health and On-Site Physical Therapy contribution to operating income decreased $107,000 to $57,000 for the three months ended September 30, 1999, from $164,000 for the same period in 1998. The decrease was primarily due to the sale of the assets of the PTPA and Isernhagen divisions. IFCN contribution to operating income decreased $45,000 to a loss of $68,000 for the three months ended September 30, 1999, from a loss of $23,000 for the same period in 1998 due to the recognition of extraordinary expenses. Corporate expenses increased $317,000 from $738,000 for the three months ended September 30, 1998, to $1,055,000 for the same period in 1999. The increase was primarily due to consulting and noncompete expenses incurred to re-engineer the operations of the core business and disposal of non-strategic business assets. It is anticipated that the Company will incur additional costs related to re-engineering.

Interest Expense. Interest expense of $303,000 for the three months ended September 30, 1999, represented an increase of $101,000 from $202,000 for the same period in 1998. The increase was due to higher average borrowings.

Other Income (expense). Other income (expense) decreased $435,000 from $74,000 income for the three months ended September 30, 1998, to $361,000 expense for the same period in 1999. The decrease is primarily due to a loss on sale of the assets of the PTPA and Isernhagen divisions ($368,000).

Income (Loss) From Continuing Operations. As a result of the above, the Company's income from continuing operations decreased $681,000 to a loss of $941,000 or $(.08) diluted loss per share from continuing operations for the three months ended September 30, 1999, from $260,000 or $(.02) diluted loss per share from continuing operations for the same period in 1998.

Discontinued Operations. In August 1998 and November 1998, the Company formally adopted plans to dispose of its freestanding physical therapy clinics business segment ("the PT clinic division") and its fitness equipment business segment ("the equipment division").

The operating losses during the phase out period which included projected shutdown costs and the expected net realizable loss from the sale of the divisions, were recorded as discontinued operations during the year ended December 31, 1998 and adjusted in the quarter ending March 31, 1999. In the quarter ending September 30, 1999, the Company completed the sale of the equipment division for $175,000.

Results of Operations for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998.

Revenues. Revenues increased $640,000, or 3.3%, to $19,765,000 for the nine months ended September 30, 1999, from $19,125,000 for the nine months ended September 30, 1998.

           Consulting and Management Fee revenues increased $903,000, or 5.6%, for the nine months ended September 30, 1999, compared to the same period in 1998. The increase was primarily due to the effect of adding a net of 5 hospital fitness center sites.

           Occupational Health and On-Site Physical Therapy revenues decreased $700,000, or 25.3%, for the nine months ended September 30, 1999, compared to the same period in 1998. The decrease is attributable to a reduction in occupational health contract revenue and the sale of the PTPA and Isernhagen divisions on August 31, 1999.

           International Fitness Club Network (IFCN) revenues increased $437,000 to $547,000 for the nine months ended September 30, 1999 from $110,000 for the same period in 1998. IFCN was acquired in June 1998.

Operating Income. Operating income decreased $580,000 to $99,000 for the nine months ended September 30, 1999, from $680,000 for the same period in 1998. Consulting and Management Fee contribution to operating income increased $579,000 from $1,804,000 for the nine months ended September 30, 1998, to $2,383,000 for the same period in 1999. The increase was due to the increase in fitness center contracts and restructuring of middle management of the fitness center division. Occupational Health and On-Site Physical Therapy contribution to operating income decreased $476,000 to $164,000 for the nine months ended September 30, 1999, from $640,000 for the same period in 1998. The decrease was primarily due to the decrease in revenue associated with the occupational health contracts. IFCN contribution to operating income increased $120,000 to $94,000 from a loss of $26,000 for the same period in 1998 due to the division being acquired in the second quarter of 1998. Corporate expenses increased $803,000 from $1,737,000 for the nine months ended September 30, 1998, to $2,541,000 for the same period in 1999. The increase was primarily due to consulting and noncompete expenses incurred to re-engineer the operations of the core business and disposal of non-strategic business assets. It is anticipated that the Company will incur additional costs related to re-engineering.

Interest Expense. Interest expense of $780,000 for the nine months ended September 30, 1999, increased $297,000 from $483,000 for the same period in 1998. The increase was due to higher average borrowings and the cost of borrowing.

Other Income (Expense). Other income (expense) decreased $840,000 from $272,000 income for the nine months ended September 30, 1998, to $568,000 expense for the same period in 1999. The decrease is primarily due to recognizing expenses associated with preparing fitness center operating systems for Y2K compliance, loss on the sale of the assets of the PTPA and Isernhagen divisions and decreased collection of previously written off accounts receivable.

Income (Loss) From Continuing Operations. As a result of the above, the Company's income (loss) from continuing operations decreased $1,723,000 to a loss of $1,255,000 or $(.10) diluted loss from continuing operations per share for the nine months ended September 30, 1999, from $468,000 or $.04 diluted income per share from continuing operations for the same period in 1998.

Discontinued Operations. In August 1998 and November 1998, the Company formally adopted plans to dispose of its freestanding physical therapy clinics business segment ("the PT clinic division") and its fitness equipment business segment ("the equipment division").

         The operating losses during the phase out period, which, included projected shutdown costs and the expected net realizable loss from the sale of the divisions, were recorded as discontinued operations during the year ended December 31, 1998. During the nine months ending September 30, 1999, the Company accrued an additional loss of $1,425,000 due to actual losses exceeding earlier estimates, changes in net realizable value of certain assets and changes in the estimated sales price of the divisions.

         In the three months ending June 30, 1999, the Company completed the sale of the majority of the PT clinic division for a sales price of $3,750,000. On July 2, 1999, the Company completed the sale of the equipment division for $175,000.


LIQUIDITY AND CAPITAL RESOURCES

         The Company had working capital of $(3,750,000) at September 30, 1999, versus working capital of $(8,370,000) at September 30, 1998. The change was primarily due to a decrease in short term debt.

         The Company has a revolving credit facility with Ableco Finance L.L.C. and other affiliates of Cerberus Partners, L.P. (the "Lender"). The Company's ability to draw down on the facility is tied to the Borrowing Base formula which is based upon the Company's EBITDA (defined as earnings before interest, taxes, depreciation and amortization), revenues, or collections, whichever is less. The credit facility is secured by all of the Company's assets, including its accounts receivable, inventory, equipment, and general intangibles and is guaranteed in part by the Company's former President and Chief Executive Officer. The advances under the credit facility accrue interest at a rate equal to 7.0% in excess of Chase Manhattan's prime rate , with a minimum rate of 15.5%. The Company is required to pay monthly interest payments on outstanding borrowings at the prime rate plus 4.5%, with a minimum rate of 13%. The unpaid interest (2.5%) is added to the principal balance of the facility, and will accrue interest until paid. The credit facility is subject to various affirmative and negative covenants customary in transactions of this type, including a requirement to maintain certain financial ratios and limitations on the Company's ability to incur additional indebtedness, to make acquisitions outside of certain established parameters, or to make dividend distributions. As of September 30, 1999, the Company had $344,180 of availability under its revolving credit facility with Ableco Finance L.L.C.

         On May 10, 1999, the Company and the Lender amended the Credit Agreement. The amendment included the Lender's consent to the Company's sale of a majority of the Company's PT clinic division which closed on May 14, 1999, and reduced the maximum Borrowing Base to $4,950,000, as further reduced each week commencing May 14, 1999 by 25% of the Company's weekly collections on retained accounts receivable of the sold PT clinic division.

         On May 24, 1999, the Company and the Lender further amended the Credit Agreement. The amendment, as modified by a subsequent letter agreement dated as of June 1, 1999, included the Lender's consent to the Company's sale of its equipment division which closed on July 2, 1999, and reduced the maximum Borrowing Base to $4,830,000, as further reduced (a) monthly commencing July 21, 1999 by 25% of the Company's monthly collections on retained accounts receivable of the sold equipment division, (b) weekly commencing June 7, 1999 by 40% of amounts received weekly by the Company from operations of equipment by the equipment division pending its sale, and (c) by $60,000 upon completion of the sale of the equipment division and by an additional $10,000 one week after completion of such sale.

         On June 30, 1999 the Company and the Lender further amended the Credit Agreement. The amendment included the Lender's consent to the Company's sale of an additional clinic of the Company's PT clinic division which closed on June 30, 1999, and reduced the maximum Borrowing Base to $4,730,000 less the reductions described above.

         On July 15, 1999 the Company and the Lender further amended the Credit Agreement to extend the final maturity date from July 17, 1999 to October 16, 1999.

         On September 22, 1999 the Company and the Lender further amended the Credit Agreement. The amendment included the Lender's consent to the Company's sale of Preferred Therapy Providers of America and Isernhagen & Associates which closed on September 22, 1999, and reduced the maximum Borrowing Base to $3,600,000 less the reductions described above (see Exhibit 10.1).

         On October 16, 1999 the Company and the Lender further amended the Credit Agreement to extend the final maturity date from October 16, 1999 to January 14, 2000 (see Exhibit 10.2).

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

Year 2000 Compliance

         The Company has initiated a project to prepare its products and computer systems for the year 2000 impact on its business operations, product offerings, customers and suppliers. The Company has completed the awareness phase of the project and is currently in various stages of the assessment, remediation and internal testing phases. Year 2000 compliant software has been installed at the majority of sites at which the Company maintains information processing technology and the Company expects to install compliant software at the 20 remaining locations by December 31, 1999. Accordingly, management believes the year 2000 issue will not have a significant impact on its business. If necessary modification and conversions are not completed on a timely basis, the year 2000 issue could have an adverse effect on the Company's business. At this time, the Company believes it is unnecessary to adopt a contingency plan covering the possibility that the project will not be completed in a timely manner, but as part of the overall project, the Company will continue to assess the need for a contingency plan.

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

                          PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

         None

Item 2. Changes in Securities

         One-Hundred Twenty Thousand shares of common stock were issued to Dennis and Susan Isernhagen in partial satisfaction of the Company's obligation to issue $500,000 of Company stock in connection with the purchase of Isernhagen Limited and Isernhagen & Associates. Such shares were issued in reliance on
Section 4(2) of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

Item 5. Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

         See Exhibit Index immediately following signature page.

         (b)      Reports on Form 8-K

         No Forms 8-K were filed by the Company during the quarter ended September 30, 1999.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 15, 1999       HEALTH FITNESS CORPORATION

                               By   /s/ Charles J. B. Mitchell
                                    Charles J.B. Mitchell
                                    Acting Chief Executive Officer
                                    (Principal Executive Officer)


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

         4.3 Extension of Secured Convertible Subordinated Debebtures dated as of October 1, 1999 among the Company and Debenture holders.

         10.1 Amendment No. 13 to Loan and Security Agreement dated as of September 22, 1999 among the Company, the Company subsidiaries and Ableco Finance L.L.C. as assignee of Madeleine L.L.C.

         10.2 Consent and Amendment No. 14 to Loan and Security agreement dated as of October 16, 1999 among the Company, the Company's subsidiaries and Ableco Finance L.L.C. as assignee of Madeleine L.L.C.

         27.1 Financial Data Schedule for 9-month period ended September 30, 1999 (in electronic version only)