Form 10-K
period 1999-12-31
HEALTH FITNESS CORP /MN/
filed 2000-03-30
CIK 886432

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K

               [x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                         Commission File Number: 0-25064

                           HEALTH FITNESS CORPORATION
             (Exact name of registrant as specified in its charter)

          Minnesota                                         41-1580506
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

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


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 17, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last quoted price at which such stock was sold on such date as reported by the OTC Bulletin Board, was $7,947,010.

         As of March 17, 2000, 12,110,652 shares of the registrant's common stock, $.01 par value, were outstanding.

ITEM 1.  BUSINESS


Health Fitness Corporation and its wholly-owned subsidiaries (collectively, the "Company") offers wellness services and products to major corporations, hospitals and insurance companies, including:

o The marketing and management of corporate and hospital-based fitness centers;

o The maintenance and organization of a network of independent commercial fitness and health clubs and the marketing of memberships in such network of clubs to employers and insurance companies through its International Fitness Club Network (IFCN) division;

o The management of on-site physical therapy clinics within certain corporate customer owned facilities.

In 1999 the Company 1) sold or closed all units of its physical therapy clinic business segment; 2) sold its ProSource fitness equipment business segment; 3) sold its Isernhagen rehabilitative products and services division; and 4) sold The Preferred Companies (PTPA) managed care network division. The physical therapy clinics business segment, and the ProSource fitness equipment business segment have been classified as discontinued operations. Revenues and direct expenses generated from the divested divisions from ongoing operations of $1,411,000 and $1,305,000, respectively, are included in ongoing operations in the Company's December 31, 1999 financial statements. While certain assets and liabilities related to the discontinued operations remained on the balance sheet at December 31, 1999, no new revenues or expenses are being generated from any of these sold or closed business segments or divisions.

The Company's executive offices are located at 3500 W. 80th Street, Suite 130, Bloomington, Minnesota 55431 and its telephone number is (612) 831-6830.

Wellness Services and Products

Fitness Center Management. The Company currently is under contract to manage approximately 126 corporate and 12 hospital fitness centers located nationwide. Major corporations and hospitals invest in fitness centers and in wellness for several reasons. First, there is a body of research that indicates that healthier employees are more productive, both in increased output and in reduced stress and sick leave. Additionally, wellness benefits, fitness benefits in particular, are considered high priorities as potential employees evaluate job prospects with a given employer. Hospitals are investing in fitness centers for the additional reason of creating a new revenue source that is not subjected to insurance or government reimbursements. The Company's fitness center sales staff markets to corporations and hospitals primarily through direct mail, telephone follow-ups and on-site presentations to secure additional consulting and management contracts for the Company.

The Company provides a full range of development, management and marketing services for corporate and hospital-owned fitness centers. The Company generally manages all aspects of fitness center development, including fitness center design and equipment selection and acquisition. All start-up costs, including costs related to leasing and improving the site and acquiring the equipment, are generally borne by the client. The Company also provides consulting services, for which it receives consulting fees, for design and consulting work with clients prior to the decision to establish a fitness center. Once a fitness center is established, the Company generally manages all aspects of fitness center operation, other than leasing of real estate and equipment, and provides staffing services and exercise programs and instruction.

IFCN Network. The Company's IFCN is in the business of organizing and maintaining a network of independent commercial fitness and health clubs and marketing memberships in such network of clubs to employers and insurance companies.

On-Site Physical Therapy. The Company provides "on-site" physical therapy services at 12 corporate fitness centers in California, Georgia and Kentucky.

On April 8, 1999, the Company retained The Manchester Companies, Inc., a Minneapolis-based multi-disciplinary professional services firm ("Manchester) which provides investment banking, finance, turnaround and management advisory services to small and middle market companies. Manchester has provided senior management services, assisted with the sale of various business segments and divisions and assisted with the design and execution of the Company's re-engineering effort. In the fourth quarter, the Company announced that it further engaged Manchester to explore strategic options, which could include a merger or sale. The Company and Manchester continue to explore options, although no option has been chosen at this time.

Competition

Within the business-to-business fitness center management industry, there are relatively few national competitors. However, virtually all markets are home to regional providers that manage anywhere from one or two sites to several sites across state lines. With its national presence and over 20 years of history, management believes that the Company is well positioned to compete in this industry.

Proprietary Rights

During 1999, the Company sold most of its proprietary rights related to its Isernhagen division. The Company does not believe they have any significant remaining proprietary rights.

Government Regulation

Although the Company is subject to substantially less governmental regulation since it has sold its physical therapy clinics, it is possible that government regulation will have an impact on the Company's operations. Management of the Company believes that there currently is no significant government regulation which materially limits the Company's ability to provide management and consulting services to its corporate and hospital-based clients.

Employees

At December 31, 1999, the Company had 499 full-time and 1,781 part-time employees engaged in the Company's continuing operations. The Company's part-time employees are primarily engaged in the staffing of the fitness centers that the Company operates for its clients.

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

Insurance

The Company maintains general premises liability insurance of $1,000,000 per occurrence and $3,100,000 in the aggregate per location for each of its fitness centers and its executive offices. While the Company believes its insurance policies to be sufficient in amount and coverage for its current operations, there can be no assurance that coverage will continue to be available in adequate amounts or at a reasonable cost, and there can be no assurance that the insurance proceeds, if any, will cover the full extent of loss resulting from any claims.

ITEM 2.  PROPERTIES

The Company leases approximately 10,000 square feet of commercial office space at 3500 W. 80th Street, Bloomington, Minnesota 55431, under leases expiring July 31, 2001. The Company's monthly base rental expense for this office space is approximately $10,581, plus taxes, insurance and other related operating costs. Other locations involved in the Company's continuing operations are leased in Rhode Island and California on a month to month basis or for a term of one year with an aggregate monthly base rent of approximately $3,665. The Company believes that its facilities are adequate for its foreseeable needs. The Company's discontinued operations includes a lease that expires in July, 2002 with a monthly base rent of approximately $4,005.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, the Company may become involved in various claims and lawsuits incident to the operation of its business, including claims arising from accidents or from the negligent provision of physical therapy services or arising from the discontinuance of certain operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the quarter ended December 31, 1999.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

In April of 1999, the Company was de-listed from the Nasdaq SmallCap Market
(TM). Since that time, trading in the Company's common stock has been conducted in the over-the-counter markets (often referred to as "pink sheets") or on the OTC Bulletin Board.

The following table sets forth, for the periods indicated, the range of low and high sale prices for the Company's common stock.

          Calendar Year 1999:                         Low           High
                                                      ---           ----
                 Fourth quarter                      $.28           $.75
                 Third quarter                        .31            .56
                 Second quarter                       .31            .59
                 First quarter                        .31            .69

          Calendar Year 1998:                         Low           High
                                                      ---           ----
                 Fourth quarter                      $.25          $1.00
                 Third quarter                        .38           1.25
                 Second quarter                      1.00           2.00
                 First quarter                       1.25           2.44

At March 17, 2000, the published high and low sale prices for the Company's common stock were $0.6562 and $0.6562 per share respectively. At March 17, 2000, there were issued and outstanding 12,110,652 shares of common stock of the Company held by 455 shareholders of record. Record ownership includes ownership by nominees who may hold for multiple owners.

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

During the quarter ended December 31, 1999, the Company did not sell or issue any equity securities without registration under the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

The following sets forth selected historical financial data with respect to the Company and its subsidiaries. The data given below as of and for the five years ended December 31, 1999 has been derived from the Company's Audited Consolidated Financial Statements. Data for 1995, 1996, 1997, and 1998 has been restated to reflect discontinued operations as presented in 1998. Such data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein and with the Management's Discussion and Analysis of Financial Condition and Results of Operations.

Years Ended December 31,

                                                 1999            1998             1997             1996           1995
                                            ------------     ------------     ------------     ------------    ------------
STATEMENT OF OPERATIONS DATA:
REVENUE                                     $ 26,195,000     $ 25,643,000     $ 21,480,000     $ 16,500,000    $ 12,635,000

INCOME (LOSS) FROM CONTINUING OPERATIONS      (1,402,000)        (941,000)        (943,000)         146,000        (254,000)

INCOME (LOSS) PER SHARE FROM CONTINUING
OPERATIONS:
   Basic                                           (0.12)           (0.08)           (0.12)            0.02           (0.05)
   Diluted                                         (0.11)           (0.08)           (0.12)            0.02           (0.05)

BALANCE SHEET DATA (AT DECEMBER 31):
TOTAL ASSETS                                  11,324,000       18,635,000       23,732,000       18,179,000      14,284,000

LONG-TERM DEBT                                   503,000          862,000        5,785,000          657,000         598,000

SHAREHOLDERS' EQUITY                           3,198,000        5,844,000       10,148,000        9,892,000       7,399,000


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this report.

                                                                        Results of Operations
                                                                       Years Ended December 31,

                                                 1999           %           1998          %           1997           %
                                            ------------    ---------    ------------    -----     ------------      -----
REVENUE                                     $ 26,195,000      100.0%     $ 25,643,000   100.0%    $ 21,480,000       100.0%

COST OF REVENUE                               20,151,000       76.9%       19,609,000    76.5%      16,580,000        77.2%
                                            ------------    ---------    ------------    -----     ------------      -----

GROSS PROFIT                                   6,044,000       23.1%        6,034,000    23.5%       4,900,000        22.8%

OPERATING EXPENSES:
    Salaries                                   2,054,000        7.8%        1,985,000     7.7%       1,799,000         8.4%
    Selling, general, and administrative       3,214,000       12.3%        4,383,000    17.1%       3,789,000        17.6%
    Re-engineering                               748,000        2.9%             --        --             --            --
                                            ------------    ---------    ------------    -----     ------------       -----
       Total operating expenses                6,016,000       23.0%        6,368,000    24.8%       5,588,000        26.0%
                                            ------------    ---------    ------------    -----     ------------       -----

OPERATING INCOME (LOSS)                           28,000        0.1%         (334,000)   -1.3%        (688,000)       -3.2%

INTEREST EXPENSE                              (1,090,000)      -4.1%         (667,000)   -2.6%        (277,000)       -1.3%
OTHER INCOME (EXPENSE)                          (254,000)      -1.0%          110,000     0.4%          67,000         0.3%
                                            ------------    ---------    ------------    -----     ------------       -----
LOSS FROM CONTINUING OPERATIONS BEFORE
    INCOME TAXES                              (1,316,000)      -5.0%         (891,000)   -3.5%        (898,000)       -4.2%
INCOME TAXES                                      86,000        0.3%           50,000     0.2%          45,000         0.2%
                                            ------------    ---------    ------------    -----     ------------       -----

LOSS FROM CONTINUING OPERATIONS             $ (1,402,000)      -5.3%     $   (941,000)   -3.7%      $ (943,000)       -4.4%
                                            ------------    ---------    ------------    -----     ------------       -----


BUSINESS DESCRIPTION

Health Fitness Corporation provides wellness services and products to major corporations and health care organizations. Fitness center based services include the development and management of corporate and hospital-based fitness centers, health related programming, and on-site physical therapy. Wellness services are provided to dispersed employee populations of major corporations and insurance companies through the International Fitness Club Network. While consumers of the services are typically corporate employees and hospital customers, revenues are generated almost exclusively through business to business, contractual relationships.

RESULTS OF OPERATIONS

                     Years Ended December 31, 1999 and 1998
Revenue
For 1999, total revenues from continuing operations increased $552,000 or 2.2% to $26,195,000 as compared to 1998. The increase is primarily due to growth in fitness center management contracts and IFCN sales. The increase was partially offset by revenue declines from the sale of the PTPA and Isernhagen product lines and lower emphasis on consulting sales.

Gross Profit
For 1999, gross profit remained relatively constant at $6,044,000 or 23.1%. Increases in gross profit in the corporate and hospital fitness and IFCN divisions were entirely offset by gross profit declines in consulting, PTPA and Isernhagen divisions. Improved margins in the corporate and hospital fitness center division were largely due to the elimination of lower margin fitness management contracts.

Operating Expenses and Operating Income (Loss)
Operating expenses decreased $352,000 to $6,016,000 for 1999, and are 23.0% of sales as compared to 24.8% of sales in 1998. Operating income for 1999 was $28,000 as compared to a loss of $334,000 in 1998. The decrease in operating expenses was largely due to successful expense reductions in 1999, and lower bad debt write-offs which generated an operating profit . While wage and salary expenses were roughly constant between 1999 and 1998, severance of approximately $142,000 was paid for eliminated positions during 1999. Further, the Company incurred $748,000 in re-engineering costs related to effecting the Company's turn around. These costs were primarily consulting and noncompete expenses. The operating income for 1999 without these re-engineering costs was $776,000 as compared to a loss of $334,000 in 1998

Interest Expense
Interest expense, which includes financing costs, for ongoing operations in 1999 was $1,090,000 as compared to $667,000 in 1998. The increase is largely due to the allocation of interest expense to discontinued operations in 1998, based on the ratio of net operating assets of the discontinued operations to consolidated net assets. While the interest rate on the Company's notes payable to its lender remained constant at 16%, total notes payable balances declined to $2,862,000 at December 31, 1999 from $6,940,000 at December 31, 1998.

Other Income (Expense)
Other expenses were $254,000 in 1999 as compared to other income of $110,000 in 1998. The major component of other expense included a loss of $356,000 associated with the divestiture of PTPA and Isernhagen.

Income Taxes
Income taxes were calculated based on management's estimate of the Company's effective tax rate and represent primarily state income taxes. Deferred income tax benefits due to losses in 1999 and 1998 have been offset by a valuation allowance.

Loss from Continuing Operations
As a result of the above, the Company's significant reduction in operating losses was more than offset by increased interest and divestiture expenses, resulting in an overall increase in the Company's loss from continuing operations in 1999 to $1,402,000 as compared to a loss of $941,000 in 1998.

Discontinued Operations
Operating losses from discontinued operations during the phase out period, including projected shutdown costs and the expected net realizable loss from the sale of the business segments of $5,274,000, were recorded as discontinued operations during the year ended December 31, 1998. In 1999 the Company accrued an additional loss of $1,425,000 due to actual operating losses during the phase out period exceeding earlier estimates and changes in the estimated sales price of the business segments.

                     Years Ended December 31, 1998 and 1997
Revenue
For 1998, total revenues increased $4,163,000, or 19%, from 1997. The increase was primarily due to the growth in new fitness center management contracts. The Company added a net 20 corporate and hospital fitness center sites during 1998.

Gross Profit
Gross profit as a percentage of revenue for 1998 increased .7 percentage points when compared to the same period in the prior year. Gross profit dollars for 1998 increased $1,134,000, or 23%, from 1997. The increase in gross profit dollars was primarily due to the increase in fitness center contracts. The increase in gross profit percentage was primarily due to more profitable hospital fitness center contracts being added during 1998.

Operating Expenses
Operating expenses for 1998 increased $780,000, or 14% from the prior year. Operating expenses, as a percentage of revenue, for 1998 decreased 1.2 percentage points from 1997. The dollar increase was due to two non-cash adjustments that occurred in September and December required to recognize bad debt expense ($900,000) and reflect the net realizable value of certain assets ($415,000). Other operating expenses decreased $535,000, or 10%. The Company had an operating loss of $334,000 for the year ended December 31, 1998, a decrease in operating loss of $354,000 over the prior year. The decrease was due to the sales and gross margin improvements in 1998 over 1997. The Company generated just under $1 million in operating income before the one-time adjustments mentioned above.

Interest Expense
Interest expense, which includes financing costs, in 1998 increased $390,000 from the prior year due to higher average borrowings and a higher effective interest rate in 1998 versus 1997.

Income Taxes
Income taxes were calculated based on management's estimate of the Company's effective tax rate and represent primarily state income taxes in 1998. Deferred income tax benefit for the years ended December 31, 1998 and 1997 has been offset by a valuation allowance.

Loss From Continuing Operations
The Company had a loss from continuing operations of $941,000 in 1998, a $2,000 decrease from the prior year. The Company generated approximately $375,000 in income from continuing operations before the adjustments mentioned above in the Operating Expenses section.

Discontinued Operations.
In August 1998, the Company formally adopted a plan to dispose of its freestanding physical therapy clinics business segment (the PT clinics). The disposal of the PT clinics was accounted for as a discontinued operation. In June 1999, the Company completed the sale of the PT clinics for $3,750,000. Losses from operation of the clinics through the measurement date was $1,461,000. Estimated losses during the phase-out period of $2,561,000 and estimated loss on sale, including shut down costs, of $2,091,000 was recorded as of December 31, 1998

In November 1998, the Company formally adopted a plan to dispose of its fitness equipment business segment (the equipment division). The disposal of the equipment division was accounted for as a discontinued operation. In July 1999, the Company completed the sale of the equipment division for $175,000. Loss from operation of the equipment division through the measurement date was $433,000. Estimated losses during the phase out period of $622,000 were recorded as of December 31, 1998.


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit decreased to ($3,756,000) in 1999 from ($7,467,000) in the prior year largely due to reductions in notes payable from the proceeds of the sale of the PT clinics and equipment division and the sale of the PTPA and Isernhagen divisions from ongoing operations. While accounts receivable from ongoing operations declined during the year (to $3,407,000 from $3,976,000), the reduction was largely due to improved collections. Deferred revenue declined by $244,000 to $1,382,000 largely due to deferred revenues associated with the PTPA and Isernhagen divisions.

The Company has a revolving credit facility with Ableco Finance L.L.C. and other affiliates of Cerberus Partners, L.P. (the "Lender"). The credit agreement for this facility was amended several times during 1999. At December 31, 1999, maximum borrowing allowed under the facility was approximately $3,800,000. All financial covenants were waived through March 16, 2000. Advances under the credit facility accrue interest at a rate equal to 7.0% in excess of Chase Manhattan's prime rate, with a minimum of 15.5%. The maturity date for this credit facility is September 16, 2000. The loan is guaranteed in part by the Company's founder and former Chief Executive Officer.

On May 15, and June 30, 1999, the Company completed the sale of the majority of its PT clinics for a total of $3,750,000. In conjunction with the sale of the PT clinics, the Company used the net proceeds of $2,250,000 to reduce its outstanding revolving credit facility balance.

On July 2, 1999, the Company completed the sale of the equipment division for a sales price of $175,000 for the inventory and fixed assets. The proceeds from the sale were cash of $80,000 and two notes receivable totaling $95,000.

The Company completed the sale of assets of the Isernhagen and PTPA divisions effective August 31, 1999 for a sales price of $1,550,000. The sale generated cash proceeds of $1,298,000 of which $1,050,000 was used to reduce its outstanding revolving credit facility balance.

On February 26, and March 10, 1999, the Company issued $115,000 of Secured Convertible Subordinated Debentures ("Debentures") to three accredited investors. The Debentures bear interest at the rate of 16% per annum. The Debentures are secured by a lien on the Company's assets, however both the payment of the Debentures and the security interest securing the Debentures are subordinate to the Company's borrowings from Ableco Finance LLC. Principal and accrued interest on the Debentures is convertible into Company common stock at a price of $.30 per share. For each $4.00 principal amount of Debentures purchased, the purchaser received a Warrant to purchase one share of Company common stock at $1.00 per share, exercisable for a period of four years. The Debentures were originally due October 1, 1999, however all parties have agreed to extend the conversion period and maturity of the Debentures to coincide with the maturity of the revolving credit facility.

Sources of capital to meet future obligations in 2000 are anticipated to be cash provided by operations and the Company's revolving credit facility. The Company expects to negotiate its revolving credit facility prior to its due date of September 16, 2000.

Outlook
The year ended December 31, 1999 was highly productive for the Company in refocusing on its core operations of fitness center management for major corporations and hospital fitness centers. Perhaps most importantly, the sale of the independent physical therapy business segment, the fitness equipment business segment, The Preferred Companies and Isernhagen substantially improved the Company's financial condition. Additional improvements were achieved through cost cutting measures including the downsizing of corporate staff and general overhead reductions. Management has targeted improved margins as one of its top priorities for 2000 and has highlighted several new opportunities for achieving this goal through further expense reductions and improved operational processes.

Management believes that the foregoing divestitures and expense reductions have better positioned the Company to further develop its market in corporate and hospital fitness centers. Management believes that the trend in increasing investment by major corporations into employee fitness and wellness will continue, and as one of the largest providers of corporate fitness services, the Company is poised to take advantage of this trend. Further, as hospitals and other health care organizations look for opportunities to diversify their revenue streams outside of insurance and government reimbursements, management believes that investment in fitness centers, and therefore the Company's hospital fitness center management services, will remain an attractive option to those hospitals. Lastly, the Company intends to explore ways to expand its wellness service and product offerings to its existing client base, including information services, personal training, and wellness programming. The aforementioned paragraphs contain forward-looking statements and management can make no assurances that the opportunities presented will provide material financial benefits to the Company.

In the fourth quarter, the Company announced that it hired The Manchester Companies, Inc. a Minneapolis based investment bank, to explore strategic options, which could include a merger or sale. The Company and The Manchester Companies, Inc. continue to explore options, although no option has been chosen at this time.

Year 2000 Compliance
Health Fitness Corporation undertook several initiatives to eliminate the impact of Year 2000 date conversion problems with its computer hardware and systems. The date conversion had no adverse impact on the Company.

Private Securities Litigation Reform Act
The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-K including the MD&A section, and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are forward-looking, such as statements relating to improving margins, growth of the market for corporate and hospital fitness centers, and the intention to expand the Company's products and services. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, continued availability of Manchester's services, leverage and debt service (including sensitivity to fluctuations in interest rates), continued expansion of corporate and hospital fitness center opportunities, and availability of sufficient working capital.

The following risks and uncertainties also should be noted:

Balanced Budget Act of 1997:
It is believed that the Federal Balanced Budget Act of 1997 has had and will continue to have an adverse effect on the financial condition and operating results of hospitals throughout the country. Although management believes the market for hospital fitness centers is growing, it is possible that the adverse effects of this Act could cause cancellations or non-renewals of the Company's hospital-based fitness center management contracts, and/or limit opportunities for new contracts in such area. Such adverse effects on hospitals could have a material adverse effect on the Company and its financial position, results of operations and cash flows.

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

Potential depressive effect on price of common stock arising from exercise and sale of existing convertible securities:
At December 31, 1999, the Company had outstanding stock options and warrants (not including the shares issuable under any contingent grants, earn-out agreements or any future acquisition) to purchase an aggregate 2,800,219 shares of common stock. The exercise and sale of such outstanding stock options and stock purchase warrants and sale of stock acquired thereby may have a material adverse effect on the price of the Company's common stock. In addition, the exercise and sale of such Company's common stock could occur at a time when the Company would otherwise be able to obtain additional equity capital on terms and conditions more favorable to the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no history of, and does not anticipate in the future, investing in derivative financial instruments, derivative commodity instruments or other such financial instruments. Transactions with international customers are entered into in U.S. dollars, precluding the need for foreign currency hedges. As a result, the exposure to market risk is not material.




ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Balance Sheets of the Company as of December 31, 1999 and 1998, and related Consolidated Statements of Operations, Shareholders' Equity, and Cash Flows for the years then ended, and the notes thereto have been audited by Grant Thornton LLP, independent certified public accountants. The Consolidated Statements of Operations, Shareholders' Equity, and Cash Flows of the Company for the year ended December 31, 1997, and notes thereto have been audited by Deloitte & Touche LLP, independent auditors.

                           HEALTH FITNESS CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                         Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS  -
   GRANT THORNTON LLP................................................... F-2

INDEPENDENT AUDITORS' REPORT  -  DELOITTE & TOUCHE LLP...................F-3

CONSOLIDATED BALANCE SHEETS..............................................F-4

CONSOLIDATED STATEMENTS OF OPERATIONS....................................F-5

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY..........................F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS....................................F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...............................F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors
Health Fitness Corporation

We have audited the accompanying consolidated balance sheets of Health Fitness Corporation and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Fitness Corporation and subsidiaries as of December 31, 1999 and 1998 and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

We have also audited Schedule II of Health Fitness Corporation and subsidiaries for each of the two years in the period ended December 31, 1999. In our opinion, this Schedule presents fairly, in all material respects, the information required to be set forth therein.


                              /s/Grant Thornton LLP




Minneapolis, Minnesota
February 29, 2000 (except for note 5, as to which the date is March 16, 2000)

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors
Health Fitness Corporation
Minneapolis, Minnesota

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Health Fitness Corporation (the Company) for the year ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Health Fitness Corporation for the year ended December 31, 1997, in conformity with generally accepted accounting principles.


/s/Deloitte & Touche LLP



Minneapolis, Minnesota
April 8, 1998
(April 12, 1999 as to Note 3)

HEALTH FITNESS CORPORATION

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998

                                                                                         1999           1998
                                                                                    ------------------------------
ASSETS

CURRENT ASSETS
    Cash                                                                            $     139,852    $    29,598
    Trade accounts and notes receivable, less allowance for doubtful
       accounts of $187,912 and $1,101,210 at December 31, 1999 and 1998                3,406,552      3,975,974
    Notes receivable, current portion                                                     308,841        396,213
    Inventories                                                                                 -         26,459
    Prepaid expenses and other                                                             10,939         33,395
                                                                                    ------------------------------
           Total current assets                                                         3,866,184      4,461,639

PROPERTY AND EQUIPMENT, net                                                               554,885      1,049,626

OTHER ASSETS-LONG TERM
    Goodwill, less accumulated amortization of $1,777,580 and $1,580,098
       at December 31, 1999 and 1998                                                    6,163,998      7,568,810
    Noncompete agreements, less accumulated amortization of $288,413 and
       $374,478 at December 31, 1999 and 1998                                             238,437        592,373
    Copyrights, less accumulated amortization of $85,608 at December 31,
       1998                                                                                     -        584,391
    Trade names, less accumulated amortization of $7,389 and $20,613 at
       December 31, 1999 and 1998                                                          62,611        189,387
    Contracts, less accumulated amortization of $63,334 and $23,334 at
       December 31, 1999 and 1998                                                          16,666         56,666
    Notes receivable                                                                      340,731        922,966
    Deferred financing costs, less accumulated amortization of $836,082
       at December 31, 1998                                                                     -        585,260
    Other                                                                                  80,043         65,983
    Net assets of discontinued operations                                                       -      2,558,112
                                                                                    ------------------------------
                                                                                    $  11,323,555   $ 18,635,213
                                                                                    ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Note payable                                                                    $   2,862,128   $  6,939,692
    Current maturities of long-term obligations                                           420,755        478,618
    Subordinated notes payable                                                            115,000              -
    Trade accounts payable                                                                672,322        992,356
    Accrued salaries, wages, and payroll taxes                                            924,135      1,017,171
    Accrued earn-out                                                                      186,425        309,962
    Other accrued liabilities                                                             407,997        565,658
    Deferred revenue                                                                    1,381,752      1,625,659
    Net liabilities of discontinued operations                                            652,053              -
                                                                                    ------------------------------
           Total current liabilities                                                    7,622,567     11,929,116

LONG-TERM OBLIGATIONS, less current maturities                                            502,860        862,015

COMMITMENTS AND CONTINGENCIES                                                                   -              -

STOCKHOLDERS' EQUITY
    Preferred stock, $.01 par value; 5,000,000 shares authorized, none
       issued or outstanding                                                                    -              -
    Common stock, $.01 par value; 25,000,000 shares authorized;
       12,112,015 and 11,884,413 shares issued and outstanding at
       December 31, 1999 and 1998                                                         121,120        118,844
    Additional paid-in capital                                                         16,855,438     16,725,126
    Accumulated deficit                                                               (13,778,430)   (10,951,526)
                                                                                    ------------------------------
                                                                                        3,198,128      5,892,444
    Stockholder note and interest receivable                                                    -        (48,362)
                                                                                    ------------------------------
                                                                                        3,198,128      5,844,082
                                                                                    ------------------------------
                                                                                    $  11,323,555   $ 18,635,213
                                                                                    ==============================

The accompanying notes are an integral part of the financial statements.

HEALTH FITNESS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                    1999         1998          1997
                                                                                -----------------------------------------

REVENUE                                                                         $26,195,110  $25,642,995    $21,480,454

COST OF REVENUE                                                                  20,151,180   19,608,792     16,580,601
                                                                                -----------------------------------------

GROSS PROFIT                                                                      6,043,930    6,034,203      4,899,853

OPERATING EXPENSES
    Salaries                                                                      2,053,509    1,985,495      1,798,728
    Selling, general, and administrative                                          3,214,160    4,382,991      3,789,051
    Re-engineering                                                                  748,473            -              -
                                                                                -----------------------------------------
           Total operating expenses                                               6,016,142    6,368,486      5,587,779
                                                                                -----------------------------------------

OPERATING INCOME (LOSS)                                                              27,788     (334,283)      (687,926)

OTHER INCOME (EXPENSE)
    Interest expense                                                             (1,089,904)    (666,935)      (277,286)
    Other, net                                                                     (253,568)     109,904         67,258
                                                                                -----------------------------------------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                              (1,315,684)    (891,314)      (897,954)
INCOME TAXES                                                                         86,220       50,000         45,000
                                                                                -----------------------------------------
LOSS FROM CONTINUING OPERATIONS                                                  (1,401,904)    (941,314)      (942,954)
                                                                                -----------------------------------------

DISCONTINUED OPERATIONS
    Loss from operations of Physical Therapy Clinic segment and
       Equipment segment                                                                  -   (1,893,921)      (103,736)
    Loss on disposal of Physical Therapy Clinic segment and Equipment
       segment                                                                   (1,425,000)  (5,273,912)             -
                                                                                -----------------------------------------
LOSS FROM DISCONTINUED OPERATIONS                                                (1,425,000)  (7,167,833)      (103,736)
                                                                                -----------------------------------------

NET LOSS                                                                        $(2,826,904) $(8,109,147)   $(1,046,690)
                                                                                =========================================
NET LOSS PER SHARE FROM CONTINUING OPERATIONS
    Basic                                                                       $     (0.12) $     (0.08)   $     (0.12)
    Diluted                                                                           (0.11)       (0.08)         (0.12)

NET LOSS PER SHARE FROM DISCONTINUED OPERATIONS
    Basic                                                                       $     (0.12) $     (0.64)   $     (0.01)
    Diluted                                                                           (0.12)       (0.64)         (0.01)

NET LOSS PER SHARE:
    Basic                                                                       $     (0.24) $     (0.72)   $     (0.13)
    Diluted                                                                           (0.23)       (0.72)         (0.13)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
    Basic                                                                        11,982,610   11,319,295      7,884,088
    Diluted                                                                      12,350,341   11,319,295      7,884,088


The accompanying notes are an integral part of the financial statements.

HEALTH FITNESS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1999, 1998 and 1997

                                                                                           Stockholder
                                                                Additional                  Note and       Total
                                            Common Stock          Paid-in     Accumulated   Interest   Stockholders'
                                        Shares      Amount        Capital       Deficit    Receivable     Equity
--------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 1997               7,193,293   $   71,933  $11,693,417   $(1,795,689)    $(77,573)   $9,892,088

   Issuance of common stock in
     connection with 1995 acquisition      292,829        2,928       (2,928)            -            -             -
   Issuance of common stock in
     connection with 1997 acquisitions     153,911        1,539      414,086             -            -       415,625
   Issuance of common stock
     purchase warrants                           -            -       92,431             -            -        92,431
   Issuance of note payable with
     conversion option                           -            -       44,118             -            -        44,118
   Conversion of convertible notes and
     interest                              130,358        1,304      313,452             -            -       314,756
   Warrants exercised                       86,800          868      129,882             -            -       130,750
   Stock options exercised                 223,000        2,230      158,520             -            -       160,750
   Issuance of common stock
     for services                           35,500          355       83,239             -            -        83,594
   Issuance of common stock through
       Employee Stock Purchase Plan         21,137          211       50,463             -            -        50,674
   Advances on notes receivable                  -            -            -             -       (9,656)       (9,656)
   Payments received on notes receivable         -            -            -             -       20,000        20,000
   Net loss                                      -            -            -    (1,046,690)           -    (1,046,690)
--------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1997             8,136,828       81,368   12,976,680    (2,842,379)     (67,229)   10,148,440

    Issuance of common stock in
        connection with acquisitions       230,000        2,300      405,200             -            -       407,500
    Issuance of common stock
        in connection with credit
        facility                           312,497        3,125      340,622             -            -       343,747
    Stock options exercised                 32,000          320       39,680             -            -        40,000
    Warrants exercised                      80,000          800       99,200             -            -       100,000
    Issuance of common stock in connection
        with private placement           3,000,000       30,000    2,755,074             -            -     2,785,074
    Issuance of common stock through
        Employee Stock Purchase Plan        93,088          931      108,670             -            -       109,601
    Advances on notes receivable                 -            -            -             -       (3,533)       (3,533)
    Payments received on notes receivable        -            -            -             -       22,400        22,400
    Net loss                                     -            -            -    (8,109,147)           -    (8,109,147)
--------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1998            11,884,413      118,844   16,725,126   (10,951,526)     (48,362)    5,844,082

   Issuance of common stock in
       connection with a 1997
       acquisition and earnout             128,465        1,285       77,576             -            -        78,861
   Issuance of common stock through
       Employee Stock Purchase Plan         99,137          991       52,736             -            -        53,727
   Advances on notes receivable                  -            -            -             -       (4,753)       (4,753)
   Payments received on notes receivable         -            -            -             -       53,115        53,115
   Net loss                                      -            -            -    (2,826,904)           -    (2,826,904)
--------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1999            12,112,015     $121,120  $16,855,438  $(13,778,430)    $      -   $ 3,198,128
                                      =============================================================================



The accompanying notes are an integral part of the financial statements.

HEALTH FITNESS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                  1999          1998        1997
                                                                               ------------ ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                   $(2,826,904) $(8,109,147)  $(1,046,690)
    Adjustment to reconcile net loss to net cash provided
      by (used in) operating activities:
        Common stock issued for services                                                 -            -       134,268
        Depreciation and amortization                                            1,565,912    1,766,654       893,801
        Loss on disposal of assets                                                 356,195            -             -
        Write down of asset                                                        255,000      332,060             -
        Discontinued operations                                                    931,460    5,510,944       (81,294)
    Change in assets and liabilities, net of acquisitions:
        Trade accounts and notes receivable                                        335,523      630,327    (1,538,397)
        Inventories                                                                   (816)      (3,003)      (23,456)
        Prepaid expenses and other                                                  21,343      472,374      (155,755)
        Other assets                                                                46,658      301,276      (254,853)
        Trade accounts payable                                                    (320,034)    (934,667)      112,764
        Accrued liabilities and other                                             (228,113)  (1,372,939)      854,363
        Deferred revenue                                                           238,557     (261,266)      267,274
                                                                               ------------ ------------ ------------
                  Net cash provided by (used in) operating activities              374,781   (1,667,387)     (837,975)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                              (6,397)     (94,413)     (496,190)
    Net proceeds from sale of property                                           1,316,613            -             -
    Payments for acquisitions, net of liabilities assumed and cash
        acquired                                                                         -     (196,263)     (100,000)
    Payments in connection with earn-out provisions                               (286,049)    (644,933)     (485,115)
    Advances made for notes receivable                                                   -   (1,170,398)            -
    Net change in notes receivable                                                 363,590      418,675       220,008
    Discontinued operations                                                      2,751,967     (658,941)   (1,957,615)
                                                                               ------------ ------------ ------------
                  Net cash provided by (used in) investing activities            4,139,724   (2,346,273)   (2,818,912)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings under line of credit and notes payable                           34,134,335   40,626,690     3,435,500
    Repayments of line of credit and notes payable                             (38,211,900) (33,686,998)   (2,197,500)
    Proceeds from issuance of subordinated debt                                    115,000            -             -
    Proceeds from long term debt                                                         -    1,456,384     2,712,128
    Repayment of long term debt                                                   (417,018)  (6,602,662)     (440,803)
    Payment of financing costs                                                           -   (1,394,020)            -
    Proceeds from the issuance of common stock                                      53,727    3,378,422       291,500
    Discontinued operations                                                       (126,757)     164,936            -
    Proceeds from the issuance of warrants to purchase common stock                      -            -        22,000
    Other                                                                           48,362       18,867       (84,299)
                                                                               ------------ ------------ ------------
                  Net cash provided by (used in) financing activities           (4,404,251)   3,961,619     3,738,526
                                                                               ------------ ------------ ------------

NET INCREASE (DECREASE) IN CASH                                                    110,254      (52,041)       81,639

CASH AT BEGINNING OF YEAR                                                           29,598       81,639             -
                                                                               ------------ ------------ ------------

CASH AT END OF YEAR                                                            $   139,852  $    29,598   $    81,639
                                                                               ============ ============ ============


The accompanying notes are an integral part of the financial statements.

HEALTH FITNESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

1.       BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Business - Health Fitness Corporation provides wellness services and products to major corporations and health care organizations. Fitness center based services include the development and management of corporate and hospital-based fitness centers, health related programming, and on-site physical therapy. Wellness services are provided to dispersed employee populations of major corporations and insurance companies through the International Fitness Club Network. While consumers of the services are typically corporate employees and hospital customers, revenues are generated almost exclusively through business to business, contractual relationships.

         Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

         Trade Accounts and Notes Receivable - The Company grants credit to customers in the ordinary course of business. Trade accounts and notes receivable represent amounts due from companies and individuals for services and products. The notes receivable are typically due in 60 monthly installments and have interest rates from 6.2% to 14.7%. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers and their geographic dispersion.

         Fair Values of Financial Instruments - Due to their short-term nature, the carrying value of the Company's current financial assets and liabilities approximates their fair values. The fair value of the Company's borrowings, if recalculated based on current interest rates, would not significantly differ from the recorded amounts.

         Deferred Revenue - Deferred revenue represents billings in advance for the management of corporate and hospital-based fitness centers and amounts received in excess of revenues recognized to date. Accounts receivable relating to deferred revenue was $1,060,745 and $1,205,601 at December 31, 1999 and 1998.

         Revenue Recognition - Revenue is recognized at the time the service is provided.

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

         Subsequent payments of earn-out provisions associated with acquisitions are accounted for as adjustments to goodwill and amortized on a straight-line basis over the remaining life of the goodwill. The carrying value of goodwill and other intangible assets is assessed periodically or when factors indicating impairment are present. Projected undiscounted cash flows are used in assessing these assets.

         Noncompete Agreements - The Company has entered into noncompete and separation agreements with certain individuals, which cover periods of five to seven years and prohibit the individuals from directly or indirectly competing with the Company. The payments associated with these agreements are amortized over the term of the noncompete agreement.

         Other Intangible Assets - The Company's other intangible assets consist of copyrights, trade names, and contracts related to businesses acquired. The values assigned by the Company to copyrights, trade names and contracts are based on independent appraisals and are amortized on a straight-line basis over 15 years for copyrights and trademarks and 2 or 3 years for contracts.

         Net Loss Per Common Share - Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding and 24,068 contingently issuable shares in 1997. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding, contingently issuable shares and common share equivalents relating to stock options, stock warrants, and convertible subordinated debt when dilutive. Diluted net loss per share in 1998 and 1997 is the same as basic net loss per share due to the losses in those years.

         Common stock options and warrants to purchase 2,800,219 shares of common stock with a weighted average exercise price of $2.73 and assumed conversion of convertible subordinated notes into 383,333 shares of common stock were excluded from the 1999 diluted computation because they are anti-dilutive.

         Contingently issuable shares of common stock with a value of $500,000, and common stock options and warrants to purchase 3,712,541 shares of common stock with a weighted average exercise price of $2.84, were excluded from the 1998 diluted computation because they are anti-dilutive.

         Contingently issuable shares of common stock with a value of $500,000, and common stock options and warrants to purchase 2,685,211 shares of common stock with a weighted average exercise price of $3.19, and assumed conversion of convertible subordinated notes into 159,522 shares of common stock were excluded from the 1997 diluted computation because they are anti-dilutive.

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

         Reclassifications - Certain reclassifications have been made to the 1998 balances to conform to the presentation used in 1999.


2.       BUSINESS COMBINATIONS AND DISPOSITIONS

         1999 Dispositions - On September 23, 1999, the Company sold the assets of Preferred Therapy Providers of America, a preferred provider network of physical therapy clinics and Health Fitness Rehab, Inc. a provider of services designed to manage and prevent work related injuries. Both subsidiaries offered product lines utilized in the Company's fitness centers. The Company received $1,550,000 and recorded a loss on sale of $356,195.

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

         The purchase agreement requires the Company to make annual payments of up to 45% of DWP's net income from operations, as defined, for each of the five fiscal years ending May 31, 1999 through 2003. The annual payment, if any, is due in a combination of 50% in cash and 50% in the Company's common stock. The number of shares issued in connection with the annual payment is calculated by dividing the portion of the annual payment payable in common stock by $3.00. There was no annual payment due for the fiscal year ending May 31, 1999.

         The Company also entered into a five-year, management agreement with International Fitness and Wellness Corporation (IFWC) to manage the IFCN Business on behalf of the Company. ICN is owned and operated by the former shareholder of DWP. The management agreement requires the Company to compensate IFCW at the rate of $125,000 per year payable monthly. As additional compensation, the Company will grant IFCW nonqualified stock options to purchase up to 15,000 shares of the Company's common stock at an exercise price equal to the fair market value of the Company's common stock on the last day of each DWP earn-out year provided DWP's earn-out ratio is at least 20%. No stock options were issued for the year ending May 31, 1999.

         On February 27, 1998, the Company completed the acquisition of all the issued and outstanding stock of Midlands Physical Therapy, Inc. (Midlands), a Nebraska-based provider of rehabilitative services. In connection with the acquisition of Midlands, the Company issued 200,000 shares of common stock valued at $362,500 and cash consideration of $585,000. Midlands was sold as part of the physical therapy clinic business segment described in Note 3.

         In connection with the 1998 acquisitions; assets purchased and liabilities assumed, common stock issued, and cash consideration paid were as follows:

                                                IFCN              Midlands
                                              -------              --------
         Assets acquired:
           Accounts receivable               $135,899                  $ -
           Other current assets                10,070                21,750
           Property                            14,178               196,789
           Noncompete agreements              140,000               490,000
           Trade names                         70,000                80,000
           Contracts                           80,000               120,000
           Excess of purchase price
             over net assets acquired          89,550               335,402
                                              -------              --------
                                              539,697             1,243,941
         Liabilities assumed:
           Accounts payable                    53,550               120,985
           Accrued expenses                    92,011               106,968
           Deferred revenue                    42,465                    -
           Debt                                96,671                68,488
                                              -------               -------
                                              284,697               296,441
         Common stock issued                   45,000               362,500
                                              -------              --------

         Cash consideration paid             $210,000             $ 585,000
                                              =======              ========


         The 1998 acquisitions were accounted for using the purchase method of accounting, and the excess of purchase price over net assets acquired are being amortized over 15 years using the straight-line method. The consolidated statements of operations include the results of operations for IFCN since its acquisition. The Midlands results of operations for the period of February 1998, the date of acquisition, through May 1999, the date it was sold, has been included in discontinued operations.

         Unaudited pro forma revenue for the year ending December 31, 1998, which reflects the combined continuing operations of the Company with the 1998 IFCN acquisition as if the transaction had occurred at the beginning of 1998, is $25,761,600. The impact of this acquisition was not significant on net loss and net loss per share. The unaudited pro forma revenues may not necessarily reflect the actual operations of the Company had the acquisition occurred as of the date presented. The unaudited pro forma revenue is not necessary indicative of future revenues for the combined companies. Midlands pro forma revenues have not been included due to the sale of Midlands in 1999 and the reclassification of all Midland operating results to discontinued operations in the consolidated statements of operations.

3.       DISCONTINUED OPERATIONS

         In August 1998, the Company formally adopted a plan to dispose of its freestanding physical therapy clinics business segment (the PT clinics). The disposal of the PT clinics was accounted for as a discontinued operation. In June 1999, the Company completed the sale of the PT clinics for cash of $3,750,000. The loss on disposition was $1,017,700.

         Information relating to the PT clinics for the years ending December 31 is as follows:

                                     1999              1998             1997
                                    ------            ------           ------

           Revenues             $2,465,700       $ 5,727,600       $5,380,300
           Interest expense        560,200         1,227,100          312,500
           Net loss             (2,243,500)       (3,118,575)        (362,900)

         A tax benefit has been recorded and has been offset by a valuation allowance for each year. Interest expense has been allocated based on the ratio of net operating assets of the PT clinics to consolidated net assets.

         Net losses of $1,657,212 incurred in 1998 subsequent to the measurement date, estimated 1999 net losses of $903,523 and estimated shutdown costs and loss on disposal of $2,090,922 were included in the loss on disposal of discontinued operations for the year ending December 31, 1998. In the first quarter of 1999 the Company increased the loss $941,000 due to actual losses from operations and the loss on sale exceeding estimates.

         In November 1998, the Company formally adopted a plan to dispose of its fitness equipment business segment (the equipment division). The disposal of the equipment division was accounted for as a discontinued operation. In July 1999, the Company completed the sale of the equipment division for cash of $80,000 and two notes receivable totalling $90,000. The loss on disposition was $536,000.

         Information relating to the equipment division for the years ending December 31 is as follows:

                                      1999              1998             1997
                                     ------            ------           ------

           Revenues              $1,769,300        $7,293,100       $6,809,900
           Interest expense         100,000           198,400           60,500
           Net income (loss)       (896,900)         (780,000)         259,164

         A tax benefit has been recorded and has been offset by a valuation allowance for each year. Interest expense has been allocated based on the ratio of net operating assets of the equipment division to consolidated net assets.

         Net losses of $347,442 incurred in 1998 subsequent to the measurement date, estimated 1999 net losses of $342,390 and estimated shutdown costs and gain on disposal of $67,577 were included in the loss on disposal of discontinued operations for the year ending December 31, 1998. In the first quarter of 1999 the Company increased the loss $484,000 due to actual losses from operations and the loss on sale exceeding estimates.

         The Company has restated the 1997 financial statements to present the operating results of the PT clinics and the equipment division as discontinued operations. The components of net assets (liabilities) of discontinued operations included in the Company's consolidated balance sheets as of December 31 are as follows:

                                                         1999           1998
                                                      ---------    -----------
         ASSETS
           Accounts receivable                        $ 217,554    $ 2,345,111
           Inventories                                       -         527,585
           Prepaid expenses and other                        -         192,754
           Property and equipment, net                   50,000      2,100,422
           Intangible assets, net                            -       2,641,108
                                                      ---------    -----------

                                                        267,554      7,806,980
         LIABILITIES
           Accounts payable                            (307,512)    (1,346,687)
           Accrued expenses                            (156,247)      (467,982)
           Long-term obligations                             -        (164,936)
           Accrued expenses and losses related to
              discontinued operations                  (455,848)    (3,269,263)
                                                      ---------    -----------
                                                       (919,607)    (5,248,868)
                                                      ---------    -----------

                                                     $ (652,053)   $ 2,558,112
                                                     ===========   ===========


4.       PROPERTY AND EQUIPMENT

         Property and equipment at December 31 consists of the following:

                                               Useful Life              1999          1998
                                               -----------             ------        ------

         Leasehold improvements               Term of lease        $   88,057    $   54,979
         Office equipment                       3-7 years             822,479       947,730
         Software                                3 years              163,581       382,925
         Preventive health care equipment       1-5 years             392,025       293,438
                                                                   ----------    ----------
                                                                    1,466,142     1,679,072
         Less accumulated depreciation and amortization               911,257       629,446
                                                                   ----------    ----------

                                                                   $  554,885    $1,049,626
                                                                   ==========    ==========

5.       FINANCING

         Note Payable - The Company entered into a credit agreement and subsequent amendments (the Credit Agreement) that provides for maximum borrowings of $3.8 million as defined. Interest on outstanding borrowings is computed at the prime rate plus 7.0% with a minimum rate of 15.5% (effective rate of 15.5% at December 31, 1999.) The Company is required to pay monthly interest payments on outstanding borrowings at the prime rate plus 4.5% with a minimum rate of 13.0%. The unpaid interest is added to the outstanding borrowings as of the first of the current month. The Company is also required to pay a monthly servicing fee of $5,000. The Credit Agreement is due on September 16, 2000.

         Borrowings under the Credit Agreement are collateralized by substantially all of the Company's assets and partially guaranteed by the Company's founder and former Chief Executive Officer. The Credit Agreement contains various restrictive covenants relating to changes in accumulated deficit, maintenance of fixed charge coverage ratio, minimum working capital requirements, prohibits dividend payments, and other matters. At December 31, 1999 the Company was in violation of certain covenants for which the Company obtained a waiver through March 16, 2000 from the lender.

         Subordinated Notes Payable - The Company issued $115,000 of secured convertible subordinated debentures to three accredited investors. The debentures maturity date coincides with the due date of the Credit Agreement and bear interest at the rate of 16% per annum. The debentures are secured by a lien on the Company's assets and are subordinate to the Company's borrowings under the Credit Agreement. Principal and accrued interest on the debentures is convertible into Company common stock at a price of $.30 per share. For each $4.00 principal amount of debentures purchased, the purchaser received a warrant to purchase one share of Company common stock at $1.00 per share, exercisable for a period of four years.

         Long-Term Obligations - Long-term obligations at December 31 consists of the following:

                                                                       1999          1998
                                                                      ------        ------
         Notes payable, due in various monthly installments up
           to $2,828 including interest at 8.76% due through
           September 2002, collateralized by equipment              $670,465    $  907,126

         Present value of capital lease obligations, interest
           from 12.77% to 21.00% due through March 2002,
           collateralized by various property and equipment          238,203       253,112

         Other                                                        14,947       180,395
                                                                    --------    ----------
                                                                     923,615     1,340,633
         Less current maturities                                     420,755       478,618
                                                                    --------    ----------

                                                                    $502,860    $  862,015
                                                                    ========    ==========

         Maturities of long-term obligations are as follows:

           Years ending December 31:
              2000                                         $     420,755
              2001                                               403,190
              2002                                                99,670
                                                           -------------

                                                           $     923,615


6.       COMMITMENTS AND CONTINGENCIES

         Leases - The Company leases office space and equipment under operating leases. In addition to base rental payments, these leases require the Company to pay its proportionate share of real estate taxes, special assessments, and maintenance costs. These leases can be renewed for additional one-year periods.

         The Company also leased certain equipment under agreements which substantially cover the estimated useful lives of the respective assets. These agreements were capitalized at the present value of the future minimum lease payments.

         Costs incurred under operating leases are recorded as rent expense and aggregated approximately $245,202, $208,488 and $192,469 for the years ending December 31, 1999, 1998 and 1997.

         Minimum rent payments due under operating leases are as follows:

               Years ending December 31:
              2000                                             $     160,344
              2001                                                   101,865
              2002                                                    24,933
              2003                                                     5,057


         Independent Contractor - An independent contractor, who was an executive officer of the Company and is a member of the Company's Board of Directors, assumed the functions of its Chief Financial Officer from July 1997 to April 1999. Expenses relating to the services provided totaled $98,729, $328,172 and $236,426 for the years ending December 31, 1999, 1998 and 1997.

         Benefit Plan - The Company has a defined contribution plan which conforms to IRS provisions for 401(k) plans. Employees are eligible to participate in the plan providing they have attained the age of 21 and have completed one year of service. Participants may contribute up to 15% of their earnings, and the Company may make certain matching contributions. The Company made matching contributions of $136,000, $166,000 and $106,000 for the years ending December 31, 1999, 1998 and 1997.

         Legal Proceedings - The Company is involved in various claims and lawsuits incident to the operation of its business. The Company believes that the outcome of such claims will not have a material adverse effect on its financial condition, results of operation, or cash flows.

7.       EQUITY TRANSACTIONS

         Issuance of Common Stock - On September 23, 1999, the Company issued 120,000 shares of common stock in connection with the 1997 acquisition of a Minnesota based provider services designed to manage and prevent work related injuries. The 1997 purchase agreement included a provision for the issuance of common stock in 1999. The stock was issued at the same time the operation was sold as discussed in Note 2.

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

         A summary of the stock option activity is as follows:

                                                                   Weighted
                                                 Number of         Average
                                                  Shares        Exercise Price
                                                ------------    --------------

         Outstanding at January 1, 1997             923,847         $ 2.38
           Granted                                  837,000           3.06
           Exercised                               (223,000)          0.72
                                                ------------          ----
         Outstanding at December 31, 1997         1,537,847           3.00
           Granted                                  229,330           3.13
           Exercised                                (32,000)          1.25
           Forfeited                               (117,600)          2.74
                                                -----------           ----
         Outstanding at December 31, 1998         1,617,577           3.07
           Granted                                   95,250           0.52
           Forfeited                               (728,922)          3.08
                                                -----------           ----
         Outstanding at December 31, 1999           983,905         $ 2.81
                                                ===========           ====

         Options exercisable at December 31:
           1997                                     653,012         $ 2.77
           1998                                     835,897         $ 2.85
           1999                                     723,177         $ 3.02

         The following table summarizes information about stock options at December 31, 1999:

                                               Options Outstanding                        Options Exercisable
                                                  Weighted Average       Weighted                       Weighted
                                                      Remaining           Average                        Average
             Range of               Number        Contractual Life       Exercise         Number        Exercise
          Exercise Prices         Outstanding           Years              Price        Exercisable       Price
         ----------------        ----------     -----------------        --------       ----------       -------
          $0.40 - $0.60              89,000            1.69                 $0.52           12,749         $0.50
           2.00 -  3.00             794,905            1.76                  2.92          610,428          2.91
           4.00                     100,000            3.59                  4.00          100,000          4.00
                                 ----------            ----               -------       ----------       -------
                                    983,905            1.94                 $2.81          723,177         $3.02
                                 ==========            ====               =======       ==========       =======

         Had the fair value method been used for valuing options granted in 1999, 1998 and 1997, the Company's net loss and net loss per share would have changed to the pro forma amounts indicated below:

                                   1999            1998           1997
                                  ------          ------         ------

         Net loss              $(3,015,828)  $ (8,931,567)   $ (1,510,236)

         Net loss per share:
               Basic                 $(.25)         $(.79)          $(.19)
               Diluted               $(.24)         $(.79)          $(.19)



         The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:

                                                  1999              1998               1997
                                                 ------            ------             ------

         Dividend yield                           None              None               None
         Expected volatility                      72.1%             55.0%             55.62%
         Expected life of option              1 to 5 years      4 or 10 years      5 or 10 years
         Risk-free interest rate                  6.31%             5.73%              6.56%
         Fair value of options on grant date      $.21              $0.44              $1.64


         Employee Stock Purchase Plan - The Company's Board of Directors and Stockholders adopted an Employee Stock Purchase Plan (the Stock Purchase Plan) which allows employees to purchase shares of the Company's common stock at 90% of the fair market value, as defined. The aggregate number of shares that could be issued is 200,000 shares of common stock. During 1999, 1998 and 1997, the Company issued 85,775, 93,088 and 21,137 shares, respectively, under the Stock Purchase Plan. Fair value disclosures under FAS No. 123 have not been disclosed for shares under the Employee Stock Purchase Plan as such values are immaterial.

         Warrants - The Company has issued warrants to directors, selling agents, and consultants in consideration for services performed. The Company has also issued warrants in connection with the issuance of debt. The warrants issued in connection with the debt expire at various dates through 2003.

         A summary of the stock warrants activity is as follows:

                                                                  Exercise
                                               Number of            Price
                                                 Shares           Per Share

         Outstanding at January 1, 1997          1,214,964     $  1.25 - 4.00
           Granted                                  20,800        3.00
           Exercised                               (86,800)       1.50 - 2.19
           Forfeited                                (1,600)       3.16
                                              ------------        ------------
         Outstanding at December 31, 1997        1,147,364        1.25 - 4.00
           Granted                               1,050,000        1.65 - 2.25
           Exercised                               (80,000)       1.25
           Forfeited                               (22,400)       1.25 - 3.00
                                              ------------        -----------
         Outstanding at December 31, 1998        2,094,964        1.65 - 4.00
           Granted                                  28,750        1.00
           Forfeited                              (307,400)       2.63 - 4.00
                                              ------------        -----------
         Outstanding at December 31, 1999        1,816,314     $  1.00 - 4.00
                                                 =========        ===========

         Warrants exercisable at year-end:
           1997                                  1,147,364     $  1.25 - 4.00
           1998                                  2,094,964     $  1.65 - 4.00
           1999                                  1,816,314     $  1.00 - 4.00


         Stockholder Note and Interest Receivable - Note and interest receivable are amounts due from a stockholder and officer of the Company at December 31, 1998. The amounts were settled in 1999.

8.       INCOME TAXES

         A reconciliation between taxes computed at the expected federal income tax rate of 34% and the effective tax rate for the years ending December 31 is as follows:

                                                       1999              1998             1997
                                                      ------            ------           ------

         Tax benefit computed at statutory rates   $(932,000)        $(320,000)       $(310,000)
         State taxes, net of federal effect           56,900           (10,000)         (15,000)
         Nondeductible goodwill amortization         200,000           190,000          160,000
         Other                                        95,320            20,000            5,000
         Change in valuation allowance               666,000           170,000          205,000
                                                    --------          --------         --------

                                                    $ 86,220          $ 50,000         $ 45,000
                                                     =======           =======          =======

         At December 31, 1999, the Company had approximately $11,646,000 of federal and state operating loss carryforwards. The carryforwards expire from 2004 to 2019. Utilization of the losses in future years may be limited based on changes in the corporation's ownership.

         The components of deferred tax assets (liabilities) at December 31 consist of the following:

                                                              1999              1998             1997
                                                          ---------         ---------        ---------
         Current:
           Accounts and notes receivable                  $ 150,000         $ 690,000        $ 570,000
           Accrued employee benefits                         80,000           160,000          230,000
           Tax accounting change adjustment                (120,000)         (120,000)        (100,000)
           Reserve for discontinued operations              300,000         1,310,000              --
                                                          ---------         ---------        ---------
                                                            410,000         2,040,000          700,000

         Noncurrent:
           Tax accounting change adjustment                (120,000)         (240,000)        (380,000)
           Difference between tax and book depreciation
              and amortization                             (115,000)         (150,000)        (200,000)
           Tax loss carryforwards                         3,981,000         1,840,000          330,000
           Other                                             30,000            30,000           30,000
                                                          ---------         ---------        ---------
                                                          3,776,000         1,480,000         (220,000)
                                                          ---------         ---------        ---------

         Net deferred tax asset                           4,186,000         3,520,000          480,000
         Less valuation allowance                        (4,186,000)       (3,520,000)        (480,000)
                                                          ---------         ---------        ---------

                                                         $      --        $       --        $      --
                                                          =========         =========        =========


9.       SUPPLEMENTAL CASH FLOW DISCLOSURES

         Supplemental cash flow information and noncash investing and financing activities for the years ending December 31, is as follows:

                                                                        1999              1998             1997
                                                                       ------            ------           ------
         Cash paid for interest (net of capitalized
           interest of $129,440 in 1997)                           $1,155,989       $ 1,205,192        $ 526,306
         Issuance of common stock in connection with
            acquisitions                                              78,861            407,500          415,625
         Debt assumed by company through acquisitions                      -            165,159          315,492
         Conversion of notes payable and accrued
            interest to equity                                             -                 -           314,756
         Issuance of notes payable in connection with
            acquisitions                                                   -                 -           250,000
         Issuance of stock warrant in connection with
            the design and implementation of management
            information and control system agreement                       -                 -            70,431
         Line of credit borrowings refinanced with long-
            term debt                                                      -                 -           750,000
         Notes payable refinanced with long-term debt                      -                 -           600,000
         Issuance of common stock in connection with
            a software license agreement                                   -                 -            26,250





ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previously  disclosed.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The names and ages of the directors and executive officers of the Registrant and their positions and offices presently held are as follows:

Name                         Age   Position with Company
----                         ---   ---------------------
Charles J. B. Mitchell, Jr.  56    Acting Chief Executive Officer
Thomas A. Knox               49    Acting Chief Operating Officer
Loren S. Brink               44    Director and President of Sales and Marketing
Sean A. Kearns               29    Vice President of Finance
James A. Bernards            53    Chairman of the Board of Directors
Charles E. Bidwell           55    Director and Former Chief Financial Officer
Susan H. DeNuccio            50    Director
William T. Simonet, M.D.     46    Director
Robert K. Spinner            57    Director

Charles J. B. Mitchell, Jr. was appointed Acting Chief Executive Officer in July of 1999. Mr. Mitchell is an employee of The Manchester Companies Inc. and has provided senior management services, assisted with the sale of various business segments and divisions and assisted with the design and execution of the Company's re-engineering effort.

Thomas A. Knox was appointed Acting Chief Operating Officer in July of 1999. Mr. Knox is an employee of The Manchester Companies Inc. and has provided senior management services, assisted with the sale of various business segments and divisions and assisted with the design and execution of the Company's re-engineering effort.

Loren S. Brink has been President of Sales and Marketing since July of 1999. Prior to July 1999, Mr. Brink was Chief Executive Officer of the Company since its inception in 1981, and was Chairman of the Board until December 1998. He holds a Masters Degree in Cardiac Rehabilitation and Adult Fitness from the University of Wisconsin. He has an extensive clinical background, has published numerous articles regarding corporate fitness and speaks frequently at national conferences.

Sean A. Kearns has been Vice President of Finance for the Company since August of 1999. Prior to Health Fitness Corporation, Mr. Kearns worked in a turnaround capacity as Assistant to the CEO for Automotive Systems International, Inc., a Chicago based auto part manufacturer. From 1992 to 1997, Mr. Kearns worked in the Middle Market Leveraged Buyout Division of the Chase Manhattan Bank. Mr. Kearns holds a Masters of Business from The Amos Tuck School of Business at Dartmouth College.

James A. Bernards, Chairman of the Board of Directors of the Company since April 1999. Mr. Bernards has been President of Brightstone Capital, Ltd., a venture capital firm, since 1985 and President of Facilitation Incorporated, a strategic planning firm he founded in July 1993. Prior to that time he was President of Stirtz Bernards & Co., a CPA firm he founded and with which he has been a partner for more than 18 years.

Charles E. Bidwell has been a Director of the Company since 1988 and has served as a consultant to the Company in the position of Chief Financial Officer from July 1997 through April 1999, and as Chairman of the Board from December 1998 to April 1999. Mr. Bidwell is a venture capitalist and has served as a consultant to various companies. From 1981 through April 1994, Mr. Bidwell was the Chief Financial Officer of Red Owl Stores, Inc., a Minneapolis-based food retailer. He has a 25-year history of starting and managing new businesses, as well as significant corporate experience with Tonka, Inc. and Red Owl Stores, Inc. He holds an MBA in Marketing and Finance from Carnegie-Mellon University in Pittsburgh, Pennsylvania.

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

William T. Simonet, M.D., a Director of the Company since March 1993, is an independent practicing orthopedic surgeon. From 1985 until August 1994, Dr. Simonet practiced with Orthopedic Consultants, P.A. Dr. Simonet received his Medical degree in 1980 from the University of Minnesota medical school. He also received a Master of Science degree in orthopedic surgery from the Mayo Graduate School of Medicine in 1985.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information regarding compensation paid during each of the Company's last three fiscal years to the Company's Chief Executive Officer and the Company's most highly compensated executive officers who received compensation in excess of $100,000 during fiscal 1999 (such individuals referred to as the "named executive officers").

                                                                                Long Term Compensation
                                                                        ---------------------------------------
                                          Annual Compensation                     Awards             Payouts
                                  ------------------------------------- --------------------------- -----------
                                                                          Restricted                   LTIP       All Other
  Name and Position     Fiscal     Salary ($)   Bonus ($)   Other ($)    Stock Awards                Payouts      Comp. ($)
                          Year                                               ($)         Options       ($)
----------------------- --------- ------------- ---------- ------------ --------------- ----------- ----------- --------------
Charles Mitchell,         1999        (4)          --          --             --            --          --           --
Acting Chief              1998         --          --          --             --            --          --           --
Executive Officer         1997                     --          --             --            --          --           --
----------------------- --------- ------------- ---------- ------------ --------------- ----------- ----------- --------------
Thomas Knox, Acting       1999        (4)          --          --             --            --          --           --
Chief Operating           1998         --          --          --             --            --          --           --
Officer                   1997                     --          --             --            --          --           --
----------------------- --------- ------------- ---------- ------------ --------------- ----------- ----------- --------------
Loren S. Brink,           1999    176,164          --          --             --            --          --       214,662(5)
President of Sales &      1998    175,385          --        20,705(2)        --            --          --        26,000(3)
Marketing                 1997    160,000          --        17,339(2)        --         100,000        --        11,740(1)
----------------------- --------- ------------- ---------- ------------ --------------- ----------- ----------- --------------

* Does not exceed lesser of $50,000 or 10% of such individual's salary and bonus.

(1) Amount reflects life insurance premiums not available to employees generally.

(2) Amount reflects automobile allowance and entertainment expense allowance.

(3) Amount reflects, $2,000 of life insurance not available to employees generally and $24,000 for a partial guarantee of the Company's credit facility

(4) The management services of Mr. Mitchell and Mr. Knox are provided through the consulting agreement with The Manchester Companies, Inc. These individuals do not receive direct compensation from the Company.

(5) Amount reflects $180,000 for a noncompete and $34,662 for forgiveness of a note receivable.

Employment Agreements

Loren Brink. On June 30, 1999 (and amended October 7, 1999) the Company entered into an 30 month Employment Agreement with Mr. Brink, (the "Agreement"), which will automatically extend for additional one-year terms, unless either party gives written notice of termination. Pursuant to the Agreement, Mr. Brink will serve as the Company's President of Sales and Marketing at a base salary of $190,000. Sales commissions will be paid based on the achievement of certain sales goals, and options may be granted at the discretion of the Board of Directors. Mr. Brink receives normal and customary employee benefits and fringe benefits, including a monthly car allowance, and county club membership.

Option/SAR Grants During 1999 Fiscal Year

         The following table sets forth information regarding stock options granted to the named executive officers during the fiscal year ended December 31, 1999. The Company has not granted stock appreciation rights:

                                                                                          Potential Realizable Value
                            Number of         % of Total                                  At Assumed Annual Rates of
                            Securities       Options/SARs                                  Stock Price Appreciation
                            Underlying        Granted to      Exercise or                       for Option Term
                           Options/SARs      Employees in      Base Price    Expiration   ----------------------------
         Name              Granted (#)        Fiscal Year        ($/Sh)         Date          5%($)         10%($)
------------------------ ----------------- ------------------ ------------- ------------- -------------- -------------
Loren S. Brink                  0                 N/A             N/A           N/A            N/A           N/A
------------------------ ----------------- ------------------ ------------- ------------- -------------- -------------
Charles Mitchell                0                 N/A             N/A           N/A            N/A           N/A
------------------------ ----------------- ------------------ ------------- ------------- -------------- -------------
Thomas Knox                     0                 N/A             N/A           N/A            N/A           N/A
------------------------ ----------------- ------------------ ------------- ------------- -------------- -------------


Aggregated Option/SAR Exercises During 1999 Fiscal Year and Fiscal Year End Option/SAR Values

         The following table provides information related to the number of options exercised during the last fiscal year and the number and value of options held at fiscal year end by the named executive officers:

                                                           Number of Unexercised       Value of Unexercised In
                                                           Securities Underlying         the-Money Options at
                         Shares Acquired      Value         Options at 12/31/99                12/31/99
         Name            on Exercise (#)     Realized     exercisable/unexercisable    exercisable/unexercisable
----------------------- ------------------ ------------ ----------------------------- ---------------------------
Loren S. Brink                 --              --              175,000/25,000                     $0
----------------------- ------------------ ------------ ----------------------------- ---------------------------
Charles Mitchell               --              --                    --                           $0
----------------------- ------------------ ------------ ----------------------------- ---------------------------
Thomas Knox                    --              --                    --                           $0
----------------------- ------------------ ------------ ----------------------------- ---------------------------

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT

         The following table sets forth the number of shares of Common Stock beneficially owned as of March 27, 2000, by persons known to the Company to be beneficial owners of more than 5% of the Company's Common Stock, by each executive officer of the Company named in the Summary Compensation table, by each current director and nominee for director of the Company and by all directors and current executive officers (including the named individuals) as a group. Unless otherwise indicated, the shareholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Name and Address of                   Number of Shares   Percent of
Beneficial Owner                     Beneficially Owned   Class (1)
-------------------------------------   -------------    ----------
Perkins Capital Management, Inc.        1,066,950 (2)        8.8%
730 East Lake Street
Wayzata, MN 55391
-------------------------------------   -------------    ----------
Loren S. Brink                            920,378 (3)        7.5%
3500 W. 80th Street
Minneapolis, MN 55431
-------------------------------------   -------------    ----------
George E. Kline                           882,276 (4)        7.1%
4750 IDS Center
Minneapolis, MN 55402
-------------------------------------   -------------    ----------
Charles E. Bidwell                        749,640 (5)        6.0%
-------------------------------------   -------------    ----------
James A. Bernards                         160,000 (6)        1.3%
-------------------------------------   -------------    ----------
Robert K. Spinner                          86,500 (7)          *
-------------------------------------   -------------    ----------
William T. Simonet, M.D.                   83,250 (8)          *
-------------------------------------   -------------    ----------
Susan H. DeNuccio                          63,750 (9)          *
-------------------------------------   -------------    ----------
Charles J. B. Mitchell, Jr.                     -              *
-------------------------------------   -------------    ----------
Thomas A. Knox                                  -              *
-------------------------------------   -------------    ----------

All current directors and
executive officers                      2,063,518 (10)      16.1%
as a group (9 persons)
-------------------------------------   -------------   ----------

*        Less than 1%

(1) Shares not outstanding but deemed beneficially owned by virtue of the right of a person to acquire them as of March 27, 2000, or within sixty days of such date are treated as outstanding only when determining the percent owned by such individual and when determining the percent owned by a group.

(2) In its most recent Schedule 13G filing with the Securities and Exchange Commission on February 2, 2000, Perkins Capital Management, Inc. represents it has sole voting power over 623,000 of such shares and sole dispositive power over all such shares.

(3) Includes 200,000 shares which may be purchased upon exercise of options which are exercisable as of March 27, 2000 or within 60 days of such date.

(4) Includes (i) 100,000 shares held by Brightstone Capital, Ltd., an investment firm controlled by Mr. Bernards and Mr. Kline; and (ii) 85,782 shares and a currently exercisable warrant to purchase 50,000 shares held by Brightside Fund, 318,182 shares and a currently exercisable warrant to purchase 79,546 shares held by Brightstone Fund VIII, a currently exercisable warrant to purchase 67,516 shares held by Brightbridge Fund, and 31,250 shares held by Brightstone Fund V, all of which are investment funds managed by Messrs. Bernards and Kline. Also includes 50,000 shares which may be purchased upon exercise of options which are exercisable as of March 27, 2000 or within 60 days of such date. Pursuant to written agreement between Mr. Bernards and Mr. Kline, Mr. Kline has sole voting and investment power over Company securities held by any investment funds managed by them.

(5) Includes 334,167 shares which may be purchased upon exercise of options and warrants or conversion of debentures that are exercisable or convertible as of March 27, 2000 or within 60 days of such date.

(6) Includes 100,000 shares held by Brightstone Capital, Ltd., an investment firm controlled by Mr. Bernards and Mr. Kline, 10,000 shares held by an employee benefit plan over which Mr. Bernards has shared voting and investment power, and 50,000 shares which may be purchased upon exercise of options that are exercisable as of March 27, 2000 or within 60 days of such date. Does not contain Company shares or warrants held by any investment funds managed by Messrs. Bernards and Kline. Pursuant to written agreement between Mr. Bernards and Mr. Kline, Mr. Bernards has no voting or investment power over any Company securities held by such investment funds.

(7) Includes 67,500 shares which may be purchased upon exercise of options and warrants that are exercisable as of March 27, 2000 or within 60 days of such date.

(8) Includes 26,250 shares which may be purchased upon exercise of options and warrants that are exercisable as of March 27, 2000 or within 60 days of such date.

(9) Such shares are not outstanding but may be purchased upon exercise of options and warrants or conversion of debentures that are exercisable or convertible as of March 27, 2000 or within 60 days of such date.

(10) Includes 741,667 shares which may be purchased upon exercise of options and warrants or conversion of debentures that are exercisable or convertible as of March 27, 2000 or within 60 days of such date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Consulting: On April 8, 1999, the Company retained The Manchester Companies, Inc., a Minneapolis-based multi-disciplinary professional services firm ("Manchester) which provides investment banking, finance, turnaround and management advisory services to small and middle market companies. Manchester has provided senior management services, assisted with the sale of various business segments and divisions and assisted with the design and execution of the Company's re-engineering effort. In the fourth quarter, the Company announced that it further engaged Manchester to explore strategic options, which could include a merger or sale. The Company and Manchester continue to explore options, although no option has been chosen at this time.

Consulting: Charles E. Bidwell has served as a consultant to the Company in the area of capital raising, and has also served in various capacities, including the Company's Chief Financial Officer, Secretary and Treasurer between at various dates between 1991 and April, 1999. While he remains a director of the Company, Mr. Bidwell currently holds no official or consulting positions.

Guarantee: Loren S. Brink has given a limited personal guarantee securing the Company's Credit Facility.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      Documents filed as part of this report.

                  (1) Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

                           Report of Grant Thornton LLP on Consolidated
                           Financial Statements and Financial Statement Schedule as of December 31, 1999 and 1998 and for each of the two years ended December 31, 1999 and 1998

                           Report of Deloitte & Touche LLP on Consolidated Financial Statements for the year ended December 31, 1997

                           Consolidated Balance Sheets as of December 31, 1999 and 1998

                           Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997

                           Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997

                           Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

                           Notes to Consolidated Financial Statements

                  (2) Financial Statement Schedules The following consolidated financial statement schedule is included in Item 14(d):

                           Report of Deloitte and Touche LLP on Financial Statement Schedule for the year ended December 31, 1997

                           Schedule II-Valuation and Qualifying Accounts and Reserves

                           All other financial statement schedules have been omitted, because they are not applicable, are not required, or the information is included in the financial Statements or notes thereto

                  (3) Exhibits. The following exhibits are included in this report: See "Exhibit Index to Form 10-K" immediately following the signature page of this Form 10-K

         (b)      Reports on Form 8-K

                  The Company did not file any reports on from 8-K during the three months ended December 31, 1999.

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors
Health Fitness Corporation
Minneapolis, Minnesota

We have audited the consolidated statements of operations, stockholders' equity, and cash flows of Health Fitness Corporation (the Company) for the year ended December 31, 1997 and have issued our report thereon dated April 8, 1998 (April 12, 1999 as to Note 3); such financial statements and report are included in your 1999 Annual Report on Form 10-K. Our audit also included the financial statement schedule of the Company, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Out responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as whole, presents fairly, in all material respects, the information set forth therein for the year ended December 31, 1997.


/s/Deloitte & Touche LLP





Minneapolis, Minnesota
April 8, 1998

                   Health Fitness Corporation and subsidiaries

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                       Three Years Ended December 31, 1999



                                  Balance at        Charged to       Charged to                        Balance
                                  Beginning         Costs and       Other accounts    Deductions        at End
Description                       of Period         Expenses         -Describe         Describe        of Period
---------------------             ----------        ----------      --------------   ------------      ---------
Allowance for doubtful accounts
   and returns:
Year ended December 31, 1999      $1,101,210        $  429,735        $45,526(a)    $(1,388,559)(b)   $  187,912

Year ended December 31, 1998          82,153         1,071,004                 -        (51,947)(b)    1,101,210

Year ended December 31, 1997          44,000            38,153                 -         -                82,153



(a)      Recovery of accounts receivable previously written off as uncollectible

(b)      Accounts receivable written off as uncollectible

                                   SIGNATURES


         In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 27, 2000        HEALTH FITNESS CORPORATION


                              By  /s/ Charles J. B. Mitchell, Jr.
                                  Charles J. B. Mitchell, Jr.
                                  Acting Chief Executive Officer
                                  (Principal Executive Officer)

         In accordance with the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears above or below constitutes and appoints Charles J. B. Mitchell, Jr. and Sean Kearns, or either of them, his true and lawful attorneys-in-fact, and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Signature                                                            Date

/s/ Charles J. B. Mitchell, Jr.    Acting Chief Executive Officer
Charles J. B. Mitchell, Jr.        (principal executive officer)  March 27, 2000

/s/ Sean A. Kearns                 Vice-President of Finance
Sean A. Kearns                     (principal financial and
                                   accounting officer)            March 27, 2000

/s/ Loren S. Brink
Loren S. Brink                     Director                       March 27, 2000

/s/ Charles E. Bidwell
Charles E. Bidwell                 Director                       March 27, 2000

/s/ Susan H. DeNuccio
Susan H. DeNuccio                  Director                       March 27, 2000

/s/ William T. Simonet.
William T. Simonet, M.D.           Director                       March 27, 2000

/s/ Robert K. Spinner
Robert K. Spinner                  Director                       March 27, 2000

/s/ James A. Bernards
James A. Bernards                  Director                       March 27, 2000

                                  EXHIBIT INDEX
                           HEALTH FITNESS CORPORATION
                                    FORM 10-K


Exhibit No.        Description

3.1 Articles of Incorporation, as amended, of the Company - incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997

3.2 Restated By-Laws of the Company - incorporated by reference to the Company's Registration Statement on Form SB-2 No. 33-83784C

4.1 Specimen of Common Stock Certificate - incorporated by reference to the Company's Registration Statement on Form SB-2 No. 33-83784C

4.2 Form of Secured Convertible Debenture - incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 1999

4.3 Extension of Secured Convertible Subordinated Debentures dated as of October 1, 1999 among the Company and Debenture holders - incorporated by reference by the Company's Form 10-Q for the quarter ended September 30, 1999

10.1 Standard Office Lease Agreement (Net) dated as of June 13, 1995 covering a portion of the Company's headquarters - incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996

10.2 Standard Office Lease Agreement (Net) dated as of September 3, 1997 covering a portion of the Company's headquarters - incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997

*10.3 Company's 1995 Stock Option Plan - incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995

*10.4 Amendment to Company's 1995 Stock Option Plan - incorporated by reference to Part II, Item 4 of the Company's Form 10-QSB for the quarter ended June 30, 1997

10.5 Loan and Security Agreement dated February 17, 1998 among the Company, the Company's subsidiaries and Madeleine L.L.C. - incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997

10.6 Amendment No. 3 to Loan and Security Agreement dated June 26, 1998 among the Company, the Company's subsidiaries and Madeleine L.L.C. - incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

10.7 Amendment No. 4 to Loan and Security Agreement dated September 10, 1998 among the Company, the Company's subsidiaries and Madeleine L.L.C. - incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998

10.8 Amendment No. 5 to Loan and Security Agreement dated November 2, 1998 among the Company, the Company's subsidiaries and Madeleine L.L.C. - incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998

10.9 Amendment No. 6 to Loan and Security Agreement dated January 8, 1999 among the Company, the Company's subsidiaries and Madeleine L.L.C. - incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998

10.10 Amendment No. 7 to Loan and Security Agreement dated February 26, 1999 among the Company, the Company's subsidiaries and Abelco Finance L.L.C. as assignee of Madeleine L.L.C. - incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998

10.11 Amendment No. 8 to Loan and Security Agreement dated March 12, 1999 among the Company, the Company's subsidiaries and Abelco Finance L.L.C. as assignee of Madeleine L.L.C.

10.12 Agreement to Purchase Assets, dated as of May 14, 1999, among the Registrant, certain of its subsidiaries and HealthSouth Corporation - incorporated by reference to the Company's Current Report on Form 8-K filed June 1, 1999

10.13 Amendment No. 9 to Loan and Security Agreement dated as of May 10, 1999 among the Company, the Company's subsidiaries and Abelco Finance L.L.C. as assignee of Madeleine L.L.C. - incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999

10.14 Amendment No. 10 to Loan and Security Agreement dated as of May 24, 1999 among the Company, the Company's subsidiaries and Abelco Finance L.L.C. as assignee of Madeleine L.L.C. - incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999

10.15 Letter Agreement dated as of June 1, 1999 among the Company, the Company's subsidiaries and Abelco Finance L.L.C. as assignee of Madeleine L.L.C. modifying Amendment No. 10 to Loan and Security Agreement - incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999

10.16 Amendment No. 11 to Loan and Security Agreement dated June 30, 1999 among the Company, the Company's subsidiaries and Abelco Finance L.L.C. as assignee of Madeleine L.L.C. - incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999

10.17 Amendment No. 12 to Loan and Security Agreement dated July 15, 1999 among the Company, the Company's subsidiaries and Abelco Finance L.L.C. as assignee of Madeleine L.L.C. - incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999

*10.18   Employment Agreement dated June 30, 1999 between the Company and Loren
         S. Brink - incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999

10.19 Retainer Agreement, dated April 7, 1999, between the Company and Manchester Business Services--incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999

10.20 Amendment No. 13 to Loan and Security Agreement dated as of September 22, 1999 among the Company, the Company's subsidiaries and Abelco Finance L.L.C. as assignee of Madeleine L.L.C. - incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999

10.21 Consent and Amendment No. 14 to Loan and Security Agreement dated as of October 16, 1999 among the Company, the Company's subsidiaries and Abelco Finance L.L.C. as assignee of Madeleine L.L.C. - incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999

10.22 Amendment No. 15 to Loan and Security Agreement dated as of December 20, 1999 among the Company, the Company's subsidiaries and Abelco Finance L.L.C. as assignee of Madeleine L.L.C.

10.23 Amendment No. 16 to Loan and Security Agreement dated as of March 15, 2000 among the Company, the Company's subsidiaries and Abelco Finance L.L.C. as assignee of Madeleine L.L.C.

21.1     Subsidiaries

23.1     Consent of Grant Thornton LLP

23.2     Consent of Deloitte & Touche LLP

24.1     Power of Attorney (included on Signature Page)

27.1 Financial Data Schedule for year ended December 31, 1999 (in electronic version only)


*Indicates management contract or compensatory plan or arrangement.