Form 10-Q
period 2000-03-31
HEALTH FITNESS CORP /MN/
filed 2000-05-12
CIK 886432

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2000

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    --------------------

Commission file number:          0-25064

                           HEALTH FITNESS CORPORATION
             (Exact name of registrant as specified in its charter)

Minnesota                                                    41-1580506
(State of incorporation or organization)    (I.R.S. Employer Identification No.)

3500 West 80th Street, Bloomington, Minnesota                         55431
(Address of principal executive offices)                         (Zip Code)

(612) 831-6830
                 (Registrant's telephone number, including area code)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         The number of shares outstanding of each of the registrant's classes of capital stock, as of May 5, 2000 was:
                 Common Stock, $.01 par value, 12,134,063 shares

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                  HEALTH FITNESS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  March 31,         December 31,
                                                                     2000              1999
                                                              ---------------    ----------------
ASSETS                                                           (Unaudited)

CURRENT ASSETS
   Cash                                                       $       134,590    $        139,852
   Trade and other accounts receivable, less
       allowance for doubtful accounts of
       $222,591 and $187,912, respectively                          2,798,610           3,406,552
   Trade and other notes receivable                                   224,990             308,841
   Prepaid expenses and other                                          53,520              10,939
                                                              ---------------    ----------------
       Total current assets                                         3,211,710           3,866,184

PROPERTY AND EQUIPMENT, net                                           506,598             554,885

OTHER ASSETS:
   Intangible assets, less accumulated amortization of
      $2,269,925 and 2,136,715, respectively                        6,319,403           6,481,712
   Trade and other notes receivable                                   285,630             340,731
   Other                                                                7,497              80,043
                                                              ---------------    ----------------
                                                              $    10,330,838     $    11,323,555
                                                              ===============    ================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Note payable                                               $     1,994,006    $      2,862,128
   Current maturites of long-term obligations                         319,859             341,133
   Subordinated notes payable                                         115,000             115,000
   Trade accounts payable                                             312,889             672,322
   Accrued salaries, wages, and payroll taxes                       1,008,769             924,135
   Accrued earn-out                                                    93,522             186,425
   Other accrued liabilities                                          513,136             407,997
   Deferred revenue                                                 1,302,992           1,381,752
   Net liabilities of discontinued operations                         683,227             810,987
                                                              ---------------    ----------------
       Total current liabilities                                    6,343,400           7,701,879

LONG-TERM OBLIGATIONS, less current maturities                        347,245             423,548
                                                                                                -

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value;  5,000,000 shares
     authorized, none issued or outstanding                               -                   -
   Common stock, $.01 par value; 25,000,000 shares
     authorized, 12,124,078 and 12,112,015
     shares issued and outstanding, respectively                      121,241             121,120
   Additional paid-in capital                                      16,869,820          16,855,438
   Accumulated deficit                                            (13,350,868)        (13,778,430)
                                                              ---------------    ----------------
                                                                    3,640,193           3,198,128
                                                              ---------------    ----------------
                                                              $    10,330,838     $    11,323,555
                                                              ===============    ================

See notes to condensed consolidated financial statements.

                  HEALTH FITNESS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                           Three Months Ending
                                                                                 March 31,

                                                                         2000                 1999
                                                                     ------------       ------------
REVENUE                                                              $  6,738,891       $  6,947,658

COST OF REVENUE                                                         4,944,077          5,182,095
                                                                     ------------       ------------

GROSS PROFIT                                                            1,794,814          1,765,563

OPERATING EXPENSES
    Salaries                                                              517,952            468,626
    Selling, general, and administrative                                  622,520            739,161
    Re-engineering                                                         87,560             74,607
                                                                     ------------       ------------
        Total operating expenses                                        1,228,032          1,282,394
                                                                     ------------       ------------

OPERATING INCOME                                                          566,782            483,169

OTHER INCOME (EXPENSE)
    Interest Expense                                                     (164,852)          (241,245)
    Other Income                                                           20,857             31,966
                                                                     ------------       ------------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                     422,787            273,890
INCOME TAXES                                                               (4,774)               831
                                                                     ------------       ------------
INCOME FROM CONTINUING OPERATIONS                                         427,561            273,059
                                                                     ------------       ------------

DISCONTINUED OPERATIONS
    Loss from operations of Physical Therapy Clinic segment and
      Equipment segment                                                      --           (1,425,000)
                                                                     ------------       ------------
LOSS FROM DISCONTINUED OPERATIONS                                            --           (1,425,000)
                                                                     ------------       ------------

NET INCOME (LOSS)                                                    $    427,561       $ (1,151,941)
                                                                     ============       ============

INCOME PER SHARE FROM CONTINUING OPERATIONS
   Basic                                                             $       0.04       $       0.02
   Diluted                                                                   0.03               0.02

LOSS PER SHARE FROM DISCONTINUED OPERATIONS
   Basic                                                             $       --         $      (0.12)
   Diluted                                                                   --                (0.11)

NET INCOME (LOSS) PER SHARE
   Basic                                                             $       0.04       $      (0.10)
   Diluted                                                                   0.03              (0.09)

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING
   Basic                                                               12,121,756         11,884,413
   Diluted                                                             12,523,255         13,217,746


See notes to condensed consolidated financial statements.

                  HEALTH FITNESS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   Three Months Ended
                                                                           March 31,

                                                                   2000               1999
                                                               -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                              $   427,561       $(1,151,941)
Adjustment to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization                                  200,070           526,323
    Common stock issued for services                                 6,250              --
    Discontinued operations                                       (105,174)        1,068,429
Change in operating assets and liabilities
    Trade and other accounts receivable                            607,942          (489,961)
    Trade and other notes receivable                               138,952           131,328
    Prepaid expenses and other                                     (42,581)          (90,307)
    Other assets                                                    72,546            25,000
    Trade accounts payable                                        (359,433)           71,662
    Accrued liabilities and other                                  189,773           184,078
    Deferred revenue                                               (78,761)           32,169
                                                               -----------       -----------
      Net cash provided by operating activities                  1,057,145           306,780

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property                                           (21,274)           (3,861)
    Proceeds from sale of property                                   2,700              --
    Payments in connection with earn-out provisions                (55,550)         (277,414)
    Discontinued operations                                           --             (85,310)
                                                               -----------       -----------
      Net cash used in investing activities                        (74,124)         (366,585)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net borrowings (payments) under line of credit                (868,122)          108,339
    Proceeds from issuance of subordinated note payable               --             115,000
    Repayment of long term obligations                             (97,577)         (164,738)
    Discontinued operations                                        (22,584)           (4,433)
    Advances on stockholder note receivable                           --                (698)
    Payments received on stockholder note receivable                  --               3,429
                                                               -----------       -----------
      Net cash provided by (used in) financing activities         (988,283)           56,899
                                                               -----------       -----------

NET DECREASE IN CASH                                                (5,262)           (2,906)

CASH AT BEGINNING OF PERIOD                                        139,852            29,598
                                                               -----------       -----------

CASH AT END OF PERIOD                                          $   134,590       $    26,692
                                                               ===========       ===========


See notes to condensed consolidated financial statements.

                           HEALTH FITNESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. They should be read in conjunction with the annual financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, the interim condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the results for interim periods presented. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the operating results for the year ending December 31, 2000.

Certain reclassifications have been made to the condensed consolidated statements of operation and balance sheet for the three months ended March 31, 2000 and March 31, 1999. Such reclassifications had no effect on net income or stockholders' equity as previously reported.


NOTE 2.   FINANCING

During the quarter ended March 31, 2000, the Company extended its loan agreement with Abelco Finance, LLC to expire on September 16, 2000. The extension calls for nominal weekly reductions in maximum borrowing amounts.
As of March 31, 2000, the cap on borrowings was approximately $3,400,000.

NOTE 3. DISCONTINUED OPERATIONS

In August 1998 and November 1998, the Company formally adopted plans to dispose of its freestanding physical therapy clinics business segment ("the PT clinic division") and its fitness equipment business segment ("the equipment division"). The Company incurred no operating losses from discontinued operations in the quarter ended March 31, 2000. At March 31, 2000, net liabilities associated with discontinued operations totalled $683,000.


NOTE 4.  INCOME TAXES

The provision for income taxes for the three months ended March 31, 2000 and 1999 have been offset principally by a reduction in the valuation allowance for deferred taxes.

NOTE 5.  SUBSEQUENT EVENT

In April 2000, HealthSouth Corporation filed a lawsuit against the Company and two former employees in U.S. District Court in Minnesota arising out of HealthSouth's purchase of several rehabilitation and physical therapy clinics from the Company in May 1999. The lawsuit relates to two of the purchased clinics located in Minneapolis, Minnesota. The Company believes that HealthSouth's claims are without merit. The Company intends to vigorously defend the claims and to assert any counterclaims that may be appropriate. It is not possible to predict the outcome of this action with any certainty.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, information derived from the condensed consolidated statements of operations of the Company:

                                                                        Three Months Ended
                                                                            March 31,
                                                     -------------------------------------------------------
                                                         2000              %          1999               %
                                                     -----------         -----     -----------         -----

REVENUE                                              $ 6,739,000         100.0     $ 6,948,000         100.0
COST OF REVENUE                                        4,944,000          73.4       5,182,000          74.6
GROSS PROFIT                                           1,795,000          26.6       1,766,000          25.4
OPERATING EXPENSES:
   Salaries                                              518,000           7.7         469,000           6.8
   Selling, general, and administrative                  622,000           9.2         739,000          10.6
   Re-engineering                                         88,000           1.3          75,000           1.0
                                                     -----------         -----     -----------         -----
                                                       1,228,000          18.2       1,283,000          18.4
                                                     -----------         -----     -----------         -----
OPERATING INCOME:                                        567,000           8.4         483,000           7.0
INTEREST EXPENSE                                        (165,000)         (2.4)       (241,000)         (3.5)
OTHER INCOME                                              21,000           0.3          32,000           0.4
                                                     -----------         -----     -----------         -----
                                                        (144,000)         (2.1)       (209,000)         (3.1)
                                                     -----------         -----     -----------         -----

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME
TAXES                                                    423,000           6.3         274,000           3.9
INCOME TAXES                                              (5,000)         (0.1)          1,000           0.0
                                                     -----------         -----     -----------         -----

INCOME FROM CONTINUING OPERATIONS                        428,000           6.4         273,000           3.9

DISCONTINUED OPERATIONS                                     --          --          (1,425,000)        (20.5)
                                                     -----------         -----     -----------         -----

NET INCOME (LOSS)                                    $   428,000           6.4     $(1,152,000)        (16.6)
                                                     ===========         =====     ===========         =====


General. Health Fitness Corporation provides wellness services and products to major corporations and health care organizations. Fitness center based services include the development and management of corporate and hospital-based fitness centers, health related programming, and on-site physical therapy. Wellness services are provided to dispersed employee populations of major corporations and insurance companies through the International Fitness Club Network. While consumers of the services are typically corporate employees and hospital customers, revenues are generated almost exclusively through business to business, contractual relationships.

On April 8, 1999, the Company retained Manchester Companies, Inc., a Minneapolis-based multi-disciplinary professional services firm which provides investment banking, finance, turnaround and management advisory services to small and middle market companies. Manchester has assisted with the sale of the physical therapy clinics and fitness equipment business segments, and will assist with restructuring the Company's financing and with the Company's re-engineering efforts.

Summary of First Quarter Results. For the quarter ended March 31, 2000, total revenues declined by $209,000 to $6,739,000, or 3.0%, from the quarter ended March 31, 1999. The decrease is primarily attributable to the Isernhagen and PTPA business lines which were sold in 1999. Gross profit increased 1.2%, or $29,000, to $1,795,000 as compared to $1,766,000 for the quarter ended March 31, 1999 . Operating expenses as a percentage of revenue decreased .2%, or $55,000, to $1,228,000 over the prior year period due to management's aggressive initiative to reduce expenses. Operating income as a percentage of revenue increased by 1.4%, or $84,000, to $567,000. Interest expense decreased by $76,000 to $165,000 from the prior year period due to the decreased level of borrowing. Net income for the quarter ended March 31, 2000 was $428,000, a $1,580,000 increase from the prior year period.

Revenues. Revenues decreased $209,000, or 3.0%, to $6,739,000 for the three months ended March 31, 2000, from $6,948,000 for the three months ended March 31, 1999. Consulting and Management Fee revenues increased $373,000, or 6.4%, for the three months ended March 31, 2000, compared to the same period in 1999. The increase was primarily due to the addition of large revenue generating contracts. Occupational Health and On-Site Physical Therapy revenues decreased $533,000, or 72.8%, for the quarter ended March 31, 2000, compared to the same period in 1999. The decrease is attributable to the Isernhagen and PTPA business lines which were sold in the 3rd quarter of 1999. International Fitness Club Network (IFCN) revenues decreased $49,000, or 13.1%, for the quarter ended March 31, 2000 compared to the same period in 1999 due to advance payment discounts and timing differences.

Operating Income. Operating income increased $84,000 to $567,000 for the three months ended March 31, 2000, from $483,000 for the same period in 1999. Salaries and benefits increased by $49,000 to $518,000 as staffing reductions were more than offset by increases in benefit costs and incentive compensation. Selling, general and administrative costs decreased by $117,000 to $622,000, or 9.2% of sales, primarily due to reductions in equipment depreciation, in amortization of intangibles related to the PTPA and Isernhagen business lines, and in travel and entertainment expenditures. Re-engineering expenses were $88,000 and related largely to contract services, legal and accounting fees.

Interest Expense and Other Income. Interest expense of $165,000 for the three months ended March 31, 2000, decreased $76,000 from $241,000 for the same period in 1999 due to lower average borrowings. Other income decreased $11,000 from $32,000 for the three months ended March 31, 1999, to $21,000 for the same period in 2000.

Income From Continuing Operations. The Company's income from continuing operations increased $155,000 to $428,000, or $.03 diluted income per share, for the three months ended March 31, 2000, from $273,000 or $.02 diluted income per share from continuing operations for the same period in 1999.

Discontinued Operations. The Company incurred no losses from discontinued operations for the three months ended March 31, 2000. In August 1998 and November 1998, the Company formally adopted plans to dispose of its freestanding physical therapy clinics business segment and its fitness equipment business segment. The Company recorded a loss of $1,425,000 for the three months ended March 31, 1999 from these operations.

Net Income. As a result of the above, net income for the three months ended March 31, 2000 was $428,000, a $1,580,000 increase from the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $(3,132,000) at March 31, 2000, versus working capital of $(7,272,000) at March 31, 1999. The increase in working capital is due to the reduction of borrowings under the line of credit as well as the reduction of accounts payable and other obligations.

The Company has a revolving credit facility with Abelco Finance L.L.C. and other affiliates of Cerberus Partners, L.P. (the "Lender"). The Company's ability to draw down on the facility is tied to the borrowing base formula which is based upon the Company's EBITDA (defined as earnings before interest, taxes, depreciation and amortization), revenues, or collections, whichever is less. The credit facility is secured by all of the Company's assets, including its accounts receivable, inventory, equipment, and general intangibles and is guaranteed in part by the Company's founder and former Chief Executive Officer. The advances under the credit facility accrue interest at a rate equal to 7.0% in excess of Chase Manhattan's prime rate, with a minimum rate of 15.5%. The Company is required to pay monthly interest payments on outstanding borrowings at the prime rate plus 4.5%, with a minimum rate of 13%. The unpaid interest (2.5%) is added to the principal balance of the facility, and will accrue interest until paid. The credit facility is due September 2000. The credit facility is subject to various affirmative and negative covenants customary in transactions of this type, including a requirement to maintain certain financial ratios and limitations on the Company's ability to incur additional indebtedness, to make acquisitions outside of certain established parameters, or to make dividend distributions. The Lender has waived the Company's failure to comply with financial covenants as of March 31, 2000.

Sources of capital to meet future obligations in 2000 are anticipated to be cash provided by operations and the Company's revolving credit facility. The Company expects to renegotiate its revolving credit facility prior to its due date of September 2000. In order to conserve capital resources, the Company's policy is to lease its physical facilities. The Company does not believe that inflation has had a significant impact on the results of its operations.

Year 2000 Compliance
Health Fitness Corporation undertook several initiatives to eliminate the impact of Year 2000 date conversion problems with its computer hardware and systems. The date conversion had no adverse impact on the Company.

Cautionary Statement

This Form 10-Q contains forward-looking statements within the meaning of federal securities laws. These statements include statements regarding intent, belief, or current expectations of the Company and its management. These forward-looking statements are not guarantees of the future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in these statements. Please refer to the Management's Discussion and Analysis section of the Company's Annual Report on Form 10-K for the year ended December 31, 1999, for cautionary statements on important factors to consider in evaluating the forward-looking statements included in this Form 10-Q.

                          PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

In April 2000, HealthSouth Corporation filed a lawsuit against the Company and two former employees in U.S. District Court in Minnesota arising out of HealthSouth's purchase of several rehabilitation and physical therapy clinics from the Company in May 1999. The lawsuit relates to two of the purchased clinics located in Minneapolis, Minnesota. The Company believes that HealthSouth's claims are without merit. The Company intends to vigorously defend the claims and to assert any counterclaims that may be appropriate. It is not possible to predict the outcome of this action with any certainty.

Item 2. Changes in Securities

In January 2000, the Company issued 10,000 shares of common stock to Aspen Information Systems, Inc. in consideration of services performed under a Software License Agreement and Computer Consulting Agreement entered into in 1996. The Company claims exemption from registration under the Securities Act of 1933 by virtue of Section 4(2) thereof. A restrictive securities legend has been placed on the certificate representing the shares. In January 2000, the Company issued 2,063 shares of Common Stock to Jaxene Hillebert in payment of earnout consideration of $8,252 relating to the Company's 1996 acquisition of Preferred Therapy Providers. The Company claims exemption from registration under the Securities Act of 1933 by virtue of Section 4(2) thereof.

Item 3.  Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

        (a)      Exhibits

        See Exhibit Index immediately following signature page.

        (b)      Reports on Form 8-K

        No Current Reports on Form 8-K were filed by the Company during the quarter ended March 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 10, 2000            HEALTH FITNESS CORPORATION


                                By       /s/ Charles Mitchell
                                    Charles J. B. Mitchell
                                    Acting Chief Executive Officer
                                    (Principal Executive Officer)


                                By      /s/ Sean Kearns
                                    Sean Kearns
                                    Vice President - Finance
                                    (Principal Financial and Accounting Officer)

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

4.1 Specimen of Common Stock Certificate - incorporated by reference to the Company's Registration Statement on Form SB-2 No. 33-83784C

4.2 Form of Secured Convertible Subordinated Debentures -- incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 1999

4.3 Extension of Secured Convertible Subordinated Debentures dated as of October 1, 1999 among the Company and Debenture holders - incorporated by reference by the Company's Form 10-Q for the quarter ended September 30, 1999

10.1 Amendment No. 17 to Loan and Security Agreement dated as of May 3, 2000 among the Company, the Company's subsidiaries and Abelco Finance L.L.C. as assignee of Madeleine L.L.C.

27.1 Financial Data Schedule for 3-month period ended March 31, 2000 (in electronic version only)