Form 10-Q
period 2000-06-30
HEALTH FITNESS CORP /MN/
filed 2000-08-10
CIK 886432

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2000

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

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

(952) 831-6830
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

         The number of shares outstanding of each of the registrant's classes of capital stock, as of August 03, 2000 was:
                 Common Stock, $.01 par value, 12,134,264 shares

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                  HEALTH FITNESS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      June 30        December 31,
                                                                                       2000              1999
                                                                                     ----------      ------------
ASSETS                                                                               (Unaudited)

CURRENT ASSETS
   Cash                                                                          $       94,228    $      139,852
   Trade and other accounts receivable, less allowance for doubtful accounts of
      $240,320 and $187,912, respectively                                             3,010,427         3,406,552
   Trade and other notes receivable                                                      48,252           308,841
   Prepaid expenses and other                                                           173,519            10,939
                                                                                 --------------     -------------
      Total current assets                                                            3,326,426         3,866,184

PROPERTY AND EQUIPMENT, net                                                             426,738           554,885

OTHER ASSETS:
   Intangible assets, less accumulated amortization of $2,400,557 and
      $2,136,715, respectively                                                        6,239,650         6,481,712
   Trade and other notes receivable                                                      25,128           340,731
   Other                                                                                  6,765            80,043
                                                                                 --------------     -------------
                                                                                 $   10,024,707     $  11,323,555
                                                                                 ==============     =============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Note payable                                                                  $    2,636,738    $    2,862,128
   Current maturities of long-term obligations                                          117,858           341,133
   Subordinated notes payable                                                           115,000           115,000
   Trade accounts payable                                                               129,800           672,322
   Accrued salaries, wages, and payroll taxes                                           928,427           924,135
   Accrued earn-out                                                                      31,662           186,425
   Other accrued liabilities                                                            809,624           407,997
   Deferred revenue                                                                     804,831         1,381,752
   Net liabilities of discontinued operations                                           527,795           810,987
                                                                                 --------------     -------------
      Total current liabilities                                                       6,101,735         7,701,879

LONG-TERM OBLIGATIONS, less current maturities                                           69,368           423,548

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value;  5,000,000 shares authorized, none issued
     or outstanding                                                                           -                 -
   Common stock, $.01 par value; 25,000,000 shares authorized, 12,147,690 and
     12,112,015 shares issued and outstanding, respectively                             121,477           121,120
   Additional paid-in capital                                                        16,880,208        16,855,438
                                                                                 --------------     -------------
   Accumulated deficit                                                              (13,148,081)      (13,778,430)
                                                                                 --------------     -------------
                                                                                      3,853,604         3,198,128
                                                                                 --------------     -------------
                                                                                 $   10,024,707     $  11,323,555
                                                                                 ==============     =============

See notes to condensed consolidated financial statements.

                  HEALTH FITNESS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                   Three Months Ending                     Six Months Ending
                                                                         June 30,                             June 30,

                                                                  2000             1999                   2000           1999
                                                              _______________    _____________       _____________   _____________

REVENUE                                                       $    6,284,961     $  6,350,508        $  13,024,142   $  13,298,166

COST OF REVENUE                                                    4,749,313        5,013,382            9,693,651      10,195,477
                                                              _______________    _____________        _____________  _____________

GROSS PROFIT                                                       1,535,648        1,337,126            3,330,491       3,102,689

OPERATING EXPENSES
  Salaries                                                           467,319          510,313              985,222         978,940
  Selling, general, and administrative                               606,649          976,496            1,229,249       1,715,656
  Re-engineering                                                      66,867          197,647              154,427         272,254
                                                              _______________    _____________        _____________  _____________
    Total operating expenses                                       1,140,835        1,684,456            2,368,898       2,966,850
                                                              _______________    _____________        _____________  _____________

OPERATING INCOME (LOSS)                                              394,813         (347,330)             961,593         135,839

OPERATING INCOME (EXPENSE)
  Interest Expense                                                  (200,990)        (236,380)            (365,842)       (477,624)
  Other Income (Expense)                                               8,875           (3,159)              29,734          28,806
                                                              _______________    _____________        _____________  _____________
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES         202,698         (586,869)             625,485        (312,979)
INCOME TAX (BENEFIT) EXPENSE                                             (89)               -               (4,863)            831
                                                              _______________    _____________        _____________   ______________
INCOME (LOSS) FROM CONTINUING OPERATIONS                             202,787         (586,869)             630,348        (313,810)
                                                              ===============    =============        =============   ==============
DISCONTINUED OPERATIONS
LOSS FROM DISCONTINUED OPERATIONS                                          -                 -                   -      (1,425,000)
                                                              _______________    _____________        _____________   ______________
NET INCOME (LOSS)                                                    202,787         (586,869)             630,348      (1,738,810)
                                                              ===============    =============        =============   ==============
INCOME (LOSS) PER SHARE FROM CONTINUING OPERATIONS
  Basic                                                       $         0.02     $      (0.05)        $       0.05    $      (0.03)
  Diluted                                                               0.02            (0.05)                0.05           (0.02)

LOSS PER SHARE FROM DISCONTINUED OPERATIONS
  Basic                                                       $            -                -                    -    $      (0.12)
  Diluted                                                                  -                -                    -           (0.11)

NET INCOME (LOSS) PER SHARE
  Basic                                                       $          0.02    $      (0.05)        $       0.05    $      (0.15)
  Diluted                                                                0.02           (0.05)                0.05           (0.14)

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING
  Basic                                                            12,139,906       11,949,383          12,130,831       11,917,078
  Diluted                                                          12,541,911       11,949,383          12,532,836       12,583,744



See notes to condensed consolidated financial statements.

                  HEALTH FITNESS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                            Six Months Ended
                                                                                 June 30
                                                                           2000            1999
                                                                   ______________  __________________
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                  $    630,348    $      (1,738,810)
Adjustment to reconcile net income (loss) to net cash
   provided by operating activities:
   Depreciation and amortization                                        410,516            1,010,644
   Common stock issued for services                                       6,250                    -
   Discontinued operations                                             (244,244)           1,152,192
Change in operating assets and liabilities
   Trade and other accounts receivable                                  396,125             (457,241)
   Trade and other notes receivable                                     166,848              189,786
   Prepaid expenses and other                                          (162,580)            (146,349)
   Other assets                                                          73,278               27,000
   Trade accounts payable                                              (542,522)             100,761
   Accrued liabilities and other                                        405,919              (49,828)
   Deferred revenue                                                    (576,921)              83,010
                                                                   ______________  __________________
     Net cash provided by operating activities                          563,017              171,165

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property                                                 (21,228)              (4,735)
   Proceeds from sale of property                                         2,700                  700
   Payments in connection with earn-out provisions                     (168,290)            (316,925)
   Discontinued operations                                                    -            2,577,410
                                                                   ______________  __________________
     Net cash provided by (used in) investing activities               (186,818)           2,256,450

CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings (payments) under line of credit                      (225,390)          (2,243,426)
   Proceeds from issuance of subordinated note payable                        -              115,000
   Repayment of long term obligations                                  (168,111)            (250,479)
   Discontinued operations                                              (38,947)             (97,469)
   Proceeds from issuance of common stock                                10,625               38,294
   Other                                                                      -                 (458)
   Payments received on stockholder note receivable                           -                8,017
                                                                   ______________  __________________
     Net cash used in financing activities                             (421,823)          (2,430,521)
                                                                   ______________  __________________

NET DECREASE IN CASH                                                    (45,624)              (2,906)

CASH AT BEGINNING OF PERIOD                                             139,852               29,598
                                                                   ______________  __________________

CASH AT END OF PERIOD                                              $     94,228    $          26,692
                                                                   ==============  ==================

See notes to condensed consolidated financial statements.

                           HEALTH FITNESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. They should be read in conjunction with the annual financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, the interim condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the results for interim periods presented. Operating results for the three months and six months ended June 30, 2000 are not necessarily indicative of the operating results for the year ending December 31, 2000.

Certain reclassifications have been made to the condensed consolidated statements of operations and balance sheets for the three months and six months ended June 30, 2000 and June 30, 1999. Such reclassifications had no effect on net income or stockholders' equity as previously reported.


NOTE 2.  FINANCING

During the six months ended June 30, 2000, the Company extended its loan agreement with Abelco Finance, LLC to expire on September 16, 2000. The extension called for nominal weekly reductions in maximum borrowing amounts. As of June 30, 2000, the cap on borrowings was approximately $3,194,000. (See Note 5.)

NOTE 3.  DISCONTINUED OPERATIONS

In August 1998 and November 1998, the Company formally adopted plans to dispose of its freestanding physical therapy clinics business segment ("the PT clinic division") and its fitness equipment business segment ("the equipment division"). The Company incurred no operating losses from discontinued operations in the quarter ended June 30, 2000. At June 30, 2000, net liabilities associated with discontinued operations totaled $528,000.

NOTE 4.  INCOME TAXES

The provision for income taxes for the three months ended June 30, 2000 and 1999 have been offset principally by a reduction in the valuation allowance for deferred taxes.

NOTE 5.  SUBSEQUENT EVENT

In July of 2000, the Company entered into a formal borrowing relationship with Coast Business Credit for a $5.0 million working capital facility. The interest rate on the loan is at Prime plus 3%, with future reductions based on the achievement of certain net worth levels after March 31, 2001. Availability under the loan is based upon certain profitability and cash collections multiples. Additionally, the Company is subject to certain financial covenants that measure net worth, interest coverage and debt capacity. The initial proceeds of the loan were used to pay off existing loans with Abelco and with Subordinated Debt Holders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, information derived from the condensed consolidated statements of operations of the Company:


                                                                                       Three Months Ended

                                                                                          June 30
                                                     -----------------------------------------------------------------
                                                             2000            %                  1999             %
                                                     ------------------   ---------      -----------------    --------

REVENUE                                              $       6,285,000      100.0        $      6,350,000       100.0
COST OF REVENUE                                              4,749,000       75.6               5,013,000        78.9
GROSS PROFIT                                                 1,536,000       24.4               1,337,000        21.1
OPERATING EXPENSES:
   Salaries                                                    467,000        7.4                 510,000         8.0
   Selling, general, and administrative                        607,000        9.6                 977,000        15.4
   Re-engineering                                               67,000        1.1                 198,000         3.1
                                                     ------------------   ---------      -----------------    --------
                                                             1,141,000       18.1               1,685,000        26.5
                                                     ------------------   ---------      -----------------    --------
OPERATING INCOME:                                              395,000        6.3                (348,000)       (5.4)
INTEREST EXPENSE                                              (201,000)      (3.2)               (236,000)       (3.7)
OTHER INCOME (EXPENSE)                                           9,000        0.1                  (3,000)       (0.1)
                                                     ------------------   ---------      -----------------    --------
                                                              (192,000)      (3.1)               (239,000)       (3.8)
                                                     ------------------   ---------      -----------------    --------

INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES                                 203,000        3.2                (587,000)       (9.2)
INCOME TAX (BENEFIT) EXPENSE                                         -          -                       -           -
                                                     ------------------   ---------      -----------------    --------
INCOME (LOSS) FROM CONTINUING OPERATIONS                       203,000        3.2                (587,000)       (9.2)

DISCONTINUED OPERATIONS                                              -          -                       -           -
                                                     ------------------   ---------      -----------------    --------

NET INCOME (LOSS)                                    $         203,000        3.2        $       (587,000)       (9.2)
                                                     ==================   =========      =================    ========

                                                                                        Six Months Ended
                                                                                          June 30
                                                     -----------------------------------------------------------------
                                                             2000            %                  1999             %
                                                     ------------------   ---------      -----------------    --------

REVENUE                                              $      13,024,000      100.0        $     13,298,000       100.0
COST OF REVENUE                                              9,694,000       74.4              10,195,000        76.7
GROSS PROFIT                                                 3,330,000       25.6               3,103,000        23.3
OPERATING EXPENSES:
   Salaries                                                    985,000        7.6                 979,000         7.4
   Selling, general, and administrative                      1,229,000        9.4               1,716,000        12.9
   Re-engineering                                              154,000        1.2                 272,000         2.0
                                                     ------------------   ---------         --------------    --------
                                                             2,368,000       18.2               2,967,000        22.3
                                                     ------------------   ---------      -----------------    --------


OPERATING INCOME:                                              962,000        7.4                 136,000         1.0
INTEREST EXPENSE                                              (366,000)      (2.8)               (478,000)       (3.6)
OTHER INCOME (EXPENSE)                                          30,000        0.2                  29,000          .2
                                                     ------------------   ---------      -----------------    --------
                                                              (336,000)      (2.6)               (449,000)       (3.4)
                                                     ------------------   ---------      -----------------    --------

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES                                            626,000        4.8                (313,000)       (2.4)
INCOME TAX (BENEFIT) EXPENSE                                    (5,000)      (0.0)                  1,000         0.0
                                                     ------------------   ---------      -----------------    --------

INCOME (LOSS) FROM CONTINUING OPERATIONS                       631,000        4.8                (314,000)       (2.4)

DISCONTINUED OPERATIONS                                              -          -              (1,425,000)      (10.7)
                                                     ------------------   ---------      -----------------    --------

NET INCOME (LOSS)                                    $         631,000        4.8        $     (1,739,000)      (13.1)
                                                     ==================   =========      =================    ========

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

Results of Operations for the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999.

For the quarter ended June 30, 2000, total revenues declined by $65,000 to $6,285,000, or 1.0%, from the quarter ended June 30, 1999. The decrease is due to corporate and hospital center revenues increases being more than offset by decreases attributable to the Isernhagen and PTPA business lines which were sold in 1999. Gross profit as a percent of revenue increased 3.3%, or $199,000, to $1,536,000 as compared to $1,337,000 for the quarter ended June 30, 1999. Operating expenses as a percentage of revenue decreased to 18.1% or $1,141,000 from 26.5% or $1,685,000 due to the achievement of targeted expense reductions and nonrecurring software expenses recorded in 1999. As a result of these expense reductions, operating income as a percentage of revenue increased to 6.3%, or $395,000 as compared to an operating loss in the prior year quarter of $348,000. Interest expense decreased by $35,000 to $201,000 from the prior year period due to the decreased level of borrowing. Net income for the quarter ended June 30, 2000 was $203,000, a $790,000 increase from the prior year period.

Revenues. Revenues decreased $65,000 to $6,285,000 for the three months ended June 30, 2000, from $6,350,000 for the three months ended June 30, 1999. Consulting and Management Fee revenues increased $409,000, or 7.4%, for the three months ended June 30, 2000, compared to the same period in 1999. The increase was primarily due to the addition of large revenue generating contracts. Occupational Health and On-Site Physical Therapy revenues decreased $560,000, or 74.0%, for the quarter ended June 30, 2000, compared to the same period in 1999. The decrease is attributable to the Isernhagen and PTPA business lines which were sold in the 3rd quarter of 1999. International Fitness Club Network (IFCN) revenues increased $86,000, or 182.2%, for the quarter ended June 30, 2000 compared to the same period in 1999 due to timing differences in when existing contract revenue was recognized and to contractual price increases in existing contracts.

Operating Income (Loss). Operating income increased $743,000 to $395,000 for the three months ended June 30, 2000, from a loss of $348,000 for the same period in

1999. Salaries and benefits decreased $43,000 to $467,000 due to staffing reductions. Selling, general and administrative costs decreased by $370,000 to $607,000, or 9.6% of sales, primarily due to nonrecurring software expenses recorded in 1999, reductions in amortization of intangibles related to the PTPA and Isernhagen business lines, reductions in bad debt write-offs and non re-engineering based legal expenses. Re-engineering expenses were $67,000 and related largely to contract services, legal and accounting fees.

Interest Expense and Other Income (Expense). Interest expense of $201,000 for the three months ended June 30, 2000, decreased $35,000 from $236,000 for the same period in 1999 due to lower average borrowings. Other income/expense increased $12,000 from expense of $3,000 for the three months ended June 30, 1999, to $9,000 income for the same period in 2000.

Income (Loss) From Continuing Operations. The Company's income from continuing operations increased $790,000 to $203,000, or $.02 diluted income per share, for the three months ended June 30, 2000, from a loss of $587,000 or $.05 diluted loss per share from continuing operations for the same period in 1999.

Discontinued Operations. In August 1998 and November 1998, the Company formally adopted plans to dispose of its freestanding physical therapy clinics business segment and its fitness equipment business segment. The company recorded no loss from these operations in either of the three months ended June 30, 2000 or June 30, 1999.

Net Income. As a result of the above, net income for the three months ended June 30, 2000 was $203,000, a $790,000 increase from the prior year period.

Results of Operations for the six months ended June 30, 2000 compared to the six months ended June 30, 1999.

For the six months ended June 30, 2000, total revenues declined by $274,000 to $13,024,000, or 2.1%, from the six months ended June 30, 1999. . The decrease is due to corporate and hospital center revenues increases being more than offset by decreases attributable to the Isernhagen and PTPA business lines which were sold in 1999. Gross profit increased $227,000, to $3,330,000 or 25.6% as compared to $3,103,000 or 23.3% for the six months ended June 30, 1999. Operating expenses as a percentage of revenue decreased by 4.1% from $2,967,000 or 22.3% to $2,368,000 or 18.2% due to the achievement of targeted expense reductions and nonrecurring software expenses recorded in 1999. Operating income as a percentage of revenue increased to 7.4% or $826,000. Interest expense decreased by $112,000 to $366,000 from the prior year period due to the decreased level of borrowing. Net income for the six months ended June 30, 2000 was $631,000, a $2,370,000 increase from the prior year period.

Revenues. Revenues decreased $274,000, or 2.1%, to $13,024,000 for the six months ended June 30, 2000, from $13,298,000 for the six months ended June 30, 1999. Consulting and Management Fee revenues increased $783,000, or 6.9%, for the six months ended June 30, 2000, compared to the same period in 1999. The increase was primarily due to the addition of large revenue generating contracts. Occupational Health and On-Site Physical Therapy revenues decreased $1,094,000, or 73.4%, for the six months ended June 30, 2000, compared to the same period in 1999. The decrease is attributable to the Isernhagen and PTPA business lines which were sold in the 3rd quarter of 1999. International Fitness Club Network (IFCN) revenues increased $37,000, or 8.7%, for the six months ended June 30, 2000 compared to the same period in 1999 due to contractual price increases in existing contracts.

Operating Income. Operating income increased $826,000 to $962,000 for the six months ended June 30, 2000, from $136,000 for the same period in 1999. Salaries and benefits increased $6,000 to $985,000 as staffing reductions were more than offset by increases in benefit costs and incentive compensation. Selling, general and administrative costs decreased by $487,000 to $1,229,000, or 9.4% of sales, primarily due to nonrecurring software expenses recorded in 1999, reductions in amortization of intangibles related to the PTPA and Isernhagen business lines, travel and entertainment expenditures, and reductions in bad debt write-offs. Re-engineering expenses were $154,000 and related largely to contract services, legal and accounting fees.

Interest Expense and Other Income (Expense). Interest expense of $366,000 for the six months ended June 30, 2000, decreased $112,000 from $478,000 for the same period in 1999 due to lower average borrowings. Other income/expense increased $1,000 from $29,000 for the six months ended June 30, 1999, to $30,000 for the same period in 2000.

Income (Loss) From Continuing Operations. The Company's income from continuing operations increased $945,000 to $631,000, or $.05 diluted income per share, for the six months ended June 30, 2000, from a loss of $314,000 or $.02 diluted loss per share from continuing operations for the same period in 1999.

Discontinued Operations. The Company incurred no losses from discontinued operations for the six months ended June 30, 2000. In August 1998 and November 1998, the Company formally adopted plans to dispose of its freestanding physical therapy clinics business segment and its fitness equipment business segment. The Company recorded a loss of $1,425,000 for the six months ended June 30, 1999 from these operations.

Net Income. As a result of the above, net income for the six months ended June 30, 2000 was $631,000, a $2,370,000 increase from the prior year period.


LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $(2,775,000) at June 30, 2000, versus working capital of $(5,112,000) at June 30, 1999. The increase in working capital is due to the reduction of borrowings under the line of credit as well as the reduction of accounts payable and other obligations.

Until July of 2000, the Company had a revolving credit facility with Abelco Finance L.L.C. and other affiliates of Cerberus Partners, L.P. (the "Lender"). The Company's ability to draw down on the facility was tied to the borrowing base formula which was based upon the Company's EBITDA (defined as earnings before interest, taxes, depreciation and amortization), revenues, or collections, whichever is less. The credit facility was secured by all of the Company's assets, including its accounts receivable, inventory, equipment, and general intangibles and was guaranteed in part by the Company's founder and former Chief Executive Officer. The advances under the credit facility accrued interest at a rate equal to 7.0% in excess of Chase Manhattan's prime rate, with a minimum rate of 15.5%. The Company was required to pay monthly interest payments on outstanding borrowings at the prime rate plus 4.5%, with a minimum rate of 13%. The unpaid interest (2.5%) was added to the principal balance of the facility, and accrued interest until paid. The credit facility was due September 2000. The credit facility was subject to various affirmative and negative covenants customary in transactions of this type, including a requirement to maintain certain financial ratios and limitations on the Company's ability to incur additional indebtedness, to make acquisitions outside of certain established parameters, or to make dividend distributions.

In July of 2000, the Company entered into a formal borrowing relationship with Coast Business Credit for a $5.0 million working capital facility. Interest on the loan is at Prime plus 3%, with future reductions based on the achievement of certain net worth levels after March 31, 2001. Availability under the loan is based upon certain profitability and cash collections multiples. Additionally, the Company is subject to certain financial covenants that measure net worth, interest coverage and debt capacity. The initial proceeds of the loan were used to pay off existing loans with Abelco and with Subordinated Debt Holders. The facility expires in July, 2003.

Sources of capital to meet future obligations in 2000 are anticipated to be cash provided by operations and the Company's new revolving credit facility. In order to conserve capital resources, the Company's policy is to lease its physical facilities. The Company does not believe that inflation has had a significant impact on the results of its operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company's exposure to market risk since December 31, 1999. Please refer to Item 7A (quantitative and Qualitative Disclosures about Market Risk) of the Company's Annual Report on Form 10-K for the year ended December 31, 199 for more information.

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


                          PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

In April 2000, HealthSouth Corporation filed a lawsuit against the Company and two former employees in U.S. District Court in Minnesota arising out of HealthSouth's purchase of several rehabilitation and physical therapy clinics from the Company in May 1999. The lawsuit relates to two of the purchased clinics located in Minneapolis, Minnesota. HealthSouth claims that the two former employees improperly diverted business away from the purchased clinics. As against the Company, HealthSouth claims that such conduct constitutes a breach of the asset purchase agreement. HealthSouth seeks damages in excess of $1,000,000 as a refund of a portion of the purchase price paid by it for the clinics. The Company believes that HealthSouth's claims are without merit. The Company intends to vigorously defend the claims and to assert any counterclaims that may be appropriate. It is not possible to predict the outcome of this action with any certainty.

Item 2. Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

See Exhibit Index immediately following signature page.

(b)      Reports on Form 8-K

No Current Reports on Form 8-K were filed by the Company during the quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 10, 2000             HEALTH FITNESS CORPORATION


                                By  /s/ Charles Mitchell
                                    Charles J. B. Mitchell
                                    Acting Chief Executive Officer
                                    (Principal Executive Officer)


                                By  /s/ Sean Kearns
                                    Sean Kearns
                                    Vice President - Finance
                                    (Principal Financial and Accounting Officer)

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  EXHIBIT INDEX
                           HEALTH FITNESS CORPORATION
                                    FORM 10-Q


     Exhibit No.        Description

            3.1 Articles of Incorporation, as amended, of the Company - incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997
            3.2 Restated By-Laws of the Company - incorporated by reference to the Company's Registration Statement on Form SB-2 No. 33-83784C
            4.1 Specimen of Common Stock Certificate - incorporated by reference to the Company's Registration Statement on Form SB-2 No. 33-83784C
            4.2 Form of Secured Convertible Subordinated Debentures -- incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 1999
            4.3 Extension of Secured Convertible Subordinated Debentures dated as of October 1, 1999 among the Company and Debenture holders - incorporated by reference by the Company's Form 10-Q for the quarter ended September 30, 1999
           11.0         Statement re Computation of per Share Earnings
           27.1         Financial  Data Schedule for 6-month  period ended
                        June 30, 2000 (in  electronic version only)

Exhibit 11 -  Statement re Computation of per Share Earnings

The following represents the computation of earnings per share reflecting the assumption that the granted shares under the option and warrants plan which would be dilutive will be exercised.


                                                       Three Months Ended                  Six Months Ended
                                                    _______________________             ______________________
                                                    June 30,       June 30,             June 30,      June 30,
                                                      2000           1999                 2000          1999
                                                      ----          -----                 ----          ----

Net Income                                          $202,787       $(586,869)           $630,348    $ (1,738,810)

Interest Expense relating to convertible debt          4,600               -               9,200              -

Adjusted Net Income for computation                 $207,387       $(586,869)           $639,548    $ (1,738,810)
                                                    ========       ==========           ========    =============

Weighted Average Common                           12,139,906      11,949,383          12,130,831      11,917,078
Shares outstanding

Common share equivalents relating
to stock options, warrants, and convertible debt     402,005            -                402,005         666,666

Adjusted common and common equivalent
shares for computation                            12,541,911      11,949,383          12,532,836      12,583,744
                                                  ==========      ==========          ==========      ===========

Net earnings per share:

Basic                                                   $.02           $(.05)               $.05           $(.15)
                                                        ====           ======               ====           ======
Diluted                                                 $.02           $(.05)               $.05           $(.14)
                                                        ====           ======               ====           ======

The accompanying notes are an integral part of these statements.