Form 10-Q
period 2000-09-30
HEALTH FITNESS CORP /MN/
filed 2000-11-13
CIK 886432

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2000

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

(952) 831-6830
(Registrant's telephone number, including area code)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         The number of shares outstanding of each of the registrant's classes of capital stock, as of November 10, 2000 was:

                 Common Stock, $.01 par value, 12,155,250 shares

                           Health Fitness Corporation

                   Condensed Consolidated Financial Statements

                                Table of Contents


                                                                          PAGE
PART I. Item 1.

     Condensed Consolidated Balance Sheets as of September 30, 2000 and     F-1
     December 31, 1999

     Condensed Consolidated Statements of Operations for the three and      F-2
     nine months periods ended September 30, 2000 and 1999

     Condensed Consolidated Statements of Cash Flows for the nine month     F-3
     periods ended September 30, 2000 and 1999

     Notes to Condensed Consolidated Financial Statements                   F-4

     Item 2.

     Management's Discussion and Analysis of Financial Condition             5

     Item 3.

     Quantitative and Qualitative Disclosures About Market Risk              8


PART II.   Other Information                                                 9

     Item 1.      Legal Proceedings

     Items 2-5.   Not Applicable

     Item 6.      Exhibits and reports on Form 8-K

Signatures                                                                   10

                  HEALTH FITNESS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                           September 30,      December 31,
                                                               2000               1999
                                                           ------------       ------------
ASSETS
CURRENT ASSETS
   Cash                                                    $     97,207       $    139,852
   Trade and other accounts receivable, less
       allowance for doubtful accounts of
       $255,300 and $187,900, respectively                    3,576,511          3,406,552
   Trade and other notes receivable                              48,252            308,841
   Prepaid expenses and other                                    88,340             10,939
                                                           ------------       ------------
       Total current assets                                   3,810,310          3,866,184

PROPERTY AND EQUIPMENT, net                                     344,674            554,885

OTHER ASSETS:
   Intangible assets, less accumulated amortization
       of $2,565,200 and
       $2,136,700, respectively                               6,425,473          6,481,712
   Trade and other notes receivable                              25,128            340,731
   Other                                                          5,629             80,043
                                                           ------------       ------------
                                                           $ 10,611,214       $ 11,323,555
                                                           ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Note payable                                            $  2,891,961       $  2,862,128
   Current maturites of long-term obligations                   122,564            341,133
   Subordinated notes payable                                      --              115,000
   Trade accounts payable                                       244,820            672,322
   Accrued salaries, wages, and payroll taxes                 1,122,964            924,135
   Accrued earn-out                                                --              186,425
   Other accrued liabilities                                    790,474            407,997
   Deferred revenue                                           1,163,227          1,381,752
   Net liabilities of discontinued operations                   319,819            810,987
                                                           ------------       ------------
       Total current liabilities                              6,655,829          7,701,879

LONG-TERM OBLIGATIONS, less current maturities                   36,910            423,548


STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value;  5,000,000 shares
     authorized, none issued or outstanding                        --                 --
   Common stock, $.01 par value; 25,000,000 shares
     authorized, 12,150,250 and 12,112,015
     shares issued and outstanding, respectively                121,502            121,120
   Additional paid-in capital                                16,867,184         16,855,438
   Accumulated deficit                                      (13,070,211)       (13,778,430)
                                                           ------------       ------------
                                                              3,918,475          3,198,128
                                                           ------------       ------------
                                                           $ 10,611,214       $ 11,323,555
                                                           ============       ============


See notes to condensed consolidated financial statements.

                  HEALTH FITNESS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                      Three Months Ending              Nine Months Ending
                                                                            Sept 30,                         Sept 30,
                                                                       2000         1999             2000          1999
                                                                  -----------   -----------      -----------   -----------

REVENUE                                                           $ 6,495,863   $ 6,467,158      $19,520,005   $19,765,324

COST OF REVENUE                                                     4,991,275     4,982,471       14,684,926    15,177,948
                                                                  -----------   -----------      -----------   -----------

GROSS PROFIT                                                        1,504,588     1,484,687        4,835,079     4,587,376

OPERATING EXPENSES
   Salaries                                                           451,212       497,305        1,436,434     1,476,245
   Selling, general, and administrative                               593,261       923,580        1,822,507     2,639,234
   Re-engineering                                                     167,342       333,089          321,769       605,343
                                                                  -----------   -----------      -----------   -----------
      Total operating expenses                                      1,211,815     1,753,974        3,580,710     4,720,822
                                                                  -----------   -----------      -----------   -----------

OPERATING INCOME (LOSS)                                               292,773      (269,287)       1,254,369      (133,446)

OTHER INCOME (EXPENSE)
   Interest Expense                                                  (185,687)     (302,522)        (551,529)     (780,146)
   Other Income (Expense)                                                (596)     (363,669)          29,138      (334,861)
                                                                  -----------   -----------      -----------   -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES          106,490      (935,478)         731,978    (1,248,453)
INCOME TAXES                                                           28,622         5,582           23,759        (6,413)
                                                                  -----------   -----------      -----------   -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS                               77,868      (941,060)         708,219    (1,254,866)
                                                                  -----------   -----------      -----------   -----------

LOSS FROM DISCONTINUED OPERATIONS                                           -             -                -    (1,425,000)
                                                                  -----------   -----------      -----------   -----------
NET INCOME (LOSS)                                                      77,868      (941,060)         708,219    (2,679,866)
                                                                  ===========   ===========      ===========   ===========

INCOME (LOSS) PER SHARE FROM CONTINUING OPERATIONS
   Basic                                                          $      0.01   $     (0.08)     $      0.06   $     (0.10)
   Diluted                                                               0.01         (0.08)            0.06         (0.10)

LOSS PER SHARE FROM DISCONTINUED OPERATIONS
   Basic                                                          $         -   $         -      $         -   $     (0.12)
   Diluted                                                                  -             -                -         (0.12)

NET INCOME (LOSS) PER SHARE
   Basic                                                          $      0.01   $     (0.08)     $      0.06   $     (0.22)
   Diluted                                                               0.01         (0.08)            0.06         (0.22)

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING
   Basic                                                           12,272,792    11,982,132       12,133,675    11,939,001
   Diluted                                                         12,273,301    11,982,132       12,146,344    11,939,001


See notes to condensed consolidated financial statements.

                  HEALTH FITNESS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                     Nine Months Ended
                                                                          Sept 30,
                                                                   2000                1999
                                                               -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                              $   708,219       $(2,679,866)
Adjustment to reconcile net income (loss) to net cash
   provided by operating activities:
   Depreciation and amortization                                   627,591           797,363
   Amortization of financing costs                                  26,667           585,260
   Loss on disposition of assets                                      --             356,195
   Discontinued operations                                        (410,793)        4,110,456
   Change in operating assets and liabilities
    Trade and other accounts receivable                           (169,959)          286,122
    Trade and other notes receivable                               166,848           169,832
    Prepaid expenses and other                                     (77,401)         (191,676)
    Other assets                                                    74,414            32,889
    Trade accounts payable                                        (427,502)         (381,681)
    Accrued liabilities and other                                  581,306           149,918
    Deferred revenue                                              (218,525)           76,833
                                                               -----------       -----------
     Net cash provided by operating activities                     880,865         3,311,644

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                              (48,217)          (99,409)
   Net proceeds from sale of property and equipment                  2,700         1,316,613
   Payment in connection with non-compete agreement               (120,000)             --
   Payments in connection with earn-out provisions                (203,541)         (317,585)
                                                               -----------       -----------
     Net cash provided by (used in) investing activities          (369,058)          899,619

CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings (payments) under line of credit                   29,833        (3,810,875)
   Proceeds from (payments on) subordinated notes payable         (115,000)          115,000
   Repayment of long term obligations                             (195,863)         (353,323)
   Payment of financing costs                                     (226,831)             --
   Discontinued operations                                         (59,062)          (46,626)
   Proceeds from issuance of common stock                           12,471            53,727
   Payments received on stockholder note receivable                   --              10,884
                                                               -----------       -----------
     Net cash used in financing activities                        (554,452)       (4,031,213)
                                                               -----------       -----------

NET INCREASE (DECREASE) IN CASH                                    (42,645)          180,050

CASH AT BEGINNING OF PERIOD                                        139,852            29,598
                                                               -----------       -----------
CASH AT END OF PERIOD                                          $    97,207       $   209,648
                                                               ===========       ===========


See notes to condensed consolidated financial statements.

                           HEALTH FITNESS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. They should be read in conjunction with the annual financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, the interim condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the results for interim periods presented. Operating results for the three months and nine months ended September 30, 2000 are not necessarily indicative of the operating results for the year ending December 31, 2000. The unaudited condensed consolidated balance sheet as of December 31, 1999 has been derived from the audited balance sheet as of that date.

Certain reclassifications have been made to the condensed consolidated financial statements as of and for the three months and nine months ended September 30, 1999. Such reclassifications had no effect on net loss or stockholders' equity as previously reported.


NOTE 2.   FINANCING

In July 2000, the Company entered into a credit agreement with Coast Business Credit for a $5.0 million working capital facility. The interest rate on the loan is prime plus 3.0%, with future reductions based on the achievement of certain net worth levels after March 31, 2001. Availabe credit under the loan is based upon certain profitability and cash collection multiples. As of September 30, 2000, the available credit was approximately $3,800,000. Additionally, the Company is subject to certain financial covenants that measure net worth, interest coverage and debt capacity. The Company is in compliance with all of the covenants in effect on September 30, 2000.

NOTE 3.  DISCONTINUED OPERATIONS

In August 1998 and November 1998, the Company formally adopted plans to dispose of its freestanding physical therapy clinics business segment ("the PT clinic division") and its fitness equipment business segment ("the equipment division"). The Company incurred no operating losses from discontinued operations in the quarter ended September 30, 2000. At September 30, 2000, net liabilities associated with discontinued operations totaled $320,000.

NOTE 4.  INCOME TAXES

The provision for federal income taxes for the three months and nine months ended September 30, 2000 have been offset principally by a reduction in the valuation allowance for deferred taxes. Income taxes represent minimum payments for states.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, information derived from the condensed consolidated statements of operations of the Company:


                                                                       Three Months Ended

                                                                          September 30,
                                                     -----------------------------------------------------
                                                         2000              %           1999              %
                                                     -----------         -----     -----------         -----

REVENUE                                              $ 6,496,000         100.0     $ 6,467,000         100.0
COST OF REVENUE                                        4,991,000          76.8       4,982,000          77.0
                                                     -----------         -----       -----------       -----
GROSS PROFIT                                           1,505,000          23.2       1,485,000          23.0
OPERATING EXPENSES:
   Salaries                                              451,000           7.0         497,000           7.7
   Selling, general, and administrative                  593,000           9.1         924,000          14.3
   Re-engineering                                        168,000           2.6         333,000           5.2
                                                     -----------         -----     -----------         -----
                                                       1,212,000          18.7       1,754,000          27.2
                                                     -----------         -----     -----------         -----
OPERATING INCOME (LOSS):                                 293,000           4.5        (269,000)         (4.2)
INTEREST EXPENSE                                        (186,000)         (2.9)       (302,000)         (4.7)
OTHER EXPENSE                                             (1,000)         (0.0)       (364,000)         (5.6)
                                                     -----------         -----     -----------         -----
                                                        (187,000)         (2.9)       (666,000)        (10.3)
                                                     -----------         -----     -----------         -----

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES                                      106,000           1.6        (935,000)        (14.5)
INCOME TAXES                                              28,000            .4           6,000            .1
                                                     -----------         -----     -----------         -----

INCOME (LOSS) FROM CONTINUING OPERATIONS                  78,000           1.2        (941,000)        (14.6)

DISCONTINUED OPERATIONS                                     --          --                --          --
                                                     -----------         -----     -----------         -----

NET INCOME (LOSS)                                    $    78,000           1.2     $  (941,000)        (14.6)
                                                     ===========         =====     ===========         =====


                                                                           Nine Months Ended
                                                                            September 30,
                                                     ---------------------------------------------------------
                                                         2000               %          1999                %
                                                     ------------         -----     ------------         -----

REVENUE                                              $ 19,520,000         100.0     $ 19,765,000         100.0
COST OF REVENUE                                        14,685,000          75.2       15,178,000          76.8
                                                     ------------         -----     ------------         -----
GROSS PROFIT                                            4,835,000          24.8        4,587,000          23.2
OPERATING EXPENSES:
   Salaries                                             1,436,000           7.4        1,476,000           7.5
   Selling, general, and administrative                 1,823,000           9.4        2,640,000          13.4
   Re-engineering                                         322,000           1.7          605,000           3.0
                                                     ------------         -----     ------------         -----
                                                        3,581,000          18.5        4,721,000          23.9
                                                     ------------         -----     ------------         -----
OPERATING INCOME (LOSS):                                1,254,000           6.3         (134,000)          (.7)
INTEREST EXPENSE                                         (551,000)         (2.8)        (780,000)         (3.9)
OTHER INCOME (EXPENSE)                                     29,000           0.2         (335,000)         (1.7)
                                                     ------------         -----     ------------         -----
                                                         (522,000)         (2.6)      (1,115,000)         (5.6)
                                                     ------------         -----     ------------         -----

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES                                       732,000           3.7       (1,249,000)         (6.3)
INCOME TAXES                                               24,000           0.1            6,000           0.0
                                                     ------------         -----     ------------         -----

INCOME (LOSS) FROM CONTINUING OPERATIONS                  708,000           3.6       (1,255,000)         (6.3)

DISCONTINUED OPERATIONS                                      --             --        (1,425,000)         (7.2)
                                                     ------------         -----     ------------         -----

NET INCOME (LOSS)                                    $    708,000           3.6     $ (2,680,000)        (13.5)
                                                     ============         =====     ============         =====



General. Health Fitness Corporation provides wellness services and products to major corporations, healthcare and community organizations. Fitness center based services include the development and management of corporate, hospital, and community based fitness centers, health related programming, and on-site physical therapy. Wellness services are provided to dispersed employee populations of major corporations and insurance companies through the International Fitness Club Network. While consumers of the services are typically corporate employees, hospital customers and community members, revenues are generated almost exclusively through business to business, contractual relationships.

On April 8, 1999, the Company retained Manchester Companies, Inc., a Minneapolis-based multi-disciplinary professional services firm which provides investment banking, finance, turnaround and management advisory services to small and middle market companies. Manchester has assisted with the sale of the physical therapy clinics and fitness equipment business segments, and has assisted with restructuring the Company's financing and with the Company's re-engineering efforts.

Results of Operations for the quarter ended September 30, 2000 compared to the quarter ended September 30, 1999.

Revenues. Revenues increased $29,000 to $6,496,000 for the three months ended September 30, 2000, from $6,467,000 for the three months ended September 30, 1999. Consulting and Management Fee revenues increased $483,000, or 8.4%, for the three months ended September 30, 2000, compared to the same period in 1999. The increase was primarily due to the addition of large revenue generating contracts. Occupational Health and On-Site Physical Therapy revenues decreased $410,000, or 70.4%, for the quarter ended September 30, 2000, compared to the same period in 1999. The decrease is attributable to the Isernhagen and PTPA business lines which were sold in the 3rd quarter of 1999. International Fitness Club Network (IFCN) revenues decreased $44,000, or 35.2%, for the quarter ended September 30, 2000 compared to the same period in 1999 due to timing differences in when existing contract revenue was recognized.

Operating Income (Loss). Operating income increased $562,000 to $293,000 or 4.5% of revenue for the three months ended September 30, 2000, from a loss of $269,000 for the same period in 1999. Salaries and benefits decreased $46,000 to $451,000 due to staffing reductions. Selling, general and administrative costs decreased by $331,000 to $593,000, or 9.1% of sales, primarily due to the achievement of targeted expense reductions, the reductions of bad debt expenses and amortization relating to the PTPA and Isernhagen divisions. Re-engineering expenses decreased $165,000 to $168,000 for the three months ended September 30, 2000 from $333,000 for the same period in 1999. The decrease is due to the lack of noncompete expenses that were recorded in 1999 and decreased re-engineering related contract services which were offset by merger related due diligence expenses associated with the terminated HealthTrax merger in the third quarter of 2000.

Interest Expense and Other Income (Expense). Interest expense of $186,000 for the three months ended September 30, 2000, decreased $116,000 from $302,000 for the same period in 1999 due to a decreased levels of borrowing and decreased fees and interest rate on the Company's line of credit. Other expense decreased $363,000 from $364,000 for the three months ended September 30, 1999, to $1,000 for the same period in 2000 primarily due to a $368,000 loss on sale of the assets of the Isernhagen and PTPA divisions recorded in 1999.

Income (Loss) From Continuing Operations. The Company's income from continuing operations increased $1,019,000 to $78,000, or $.01 diluted income per share, for the three months ended September 30, 2000, from a loss of $941,000 or $.08 diluted loss per share from continuing operations for the same period in 1999.

Discontinued Operations. In August 1998 and November 1998, the Company formally adopted plans to dispose of its freestanding physical therapy clinics business segment and its fitness equipment business segment. The Company recorded no loss from these operations in either of the three months ended September 30, 2000 or September 30, 1999.

Net Income (Loss). As a result of the above, net income for the three months ended September 30, 2000 was $78,000, a $1,019,000 increase from the prior year period.

Results of Operations for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999.

Revenues. Revenues decreased $245,000, or 1.2%, to $19,520,000 for the nine months ended September 30, 2000, from $19,765,000 for the nine months ended September 30, 1999. Consulting and Management Fee revenues increased $1,266,000, or 7.4%, for the nine months ended September 30, 2000, compared to the same period in 1999. The increase was primarily due to the addition of large revenue generating contracts. Occupational Health and On-Site Physical Therapy revenues decreased $1,504,000, or 72.5%, for the nine months ended September 30, 2000, compared to the same period in 1999. The decrease is attributable to the Isernhagen and PTPA business lines which were sold in the 3rd quarter of 1999. International Fitness Club Network (IFCN) revenues decreased $7,000, or 1.3%, for the nine months ended September 30, 2000 compared to the same period in 1999.

Operating Income (Loss). Operating income increased $1,388,000 to $1,254,000 for the nine months ended September 30, 2000, from a loss of $134,000 for the same period in 1999. Salaries and benefits decreased $40,000 to $1,436,000 due to staffing reductions. Selling, general and administrative costs decreased by $817,000 to $1,823,000, or 9.4% of sales, primarily due to the achievement of targeted expense reductions, the reductions of bad debt expenses and amortization relating to the PTPA and Isernhagen divisions, and software replacement expenses which were recorded in 1999. Re-engineering expenses decreased $283,000 to $322,000 for the nine months ended September 30, 2000 from $605,000 for the same period in 1999. The decrease is due to the lack of noncompete expenses that were recorded in 1999 and a decrease in re-engineering related contract services offset by merger related due diligence expenses associated with the terminated HealthTrax merger in the third quarter of 2000.

Interest Expense and Other Income (Expense). Interest expense of $551,000 for the nine months ended September 30, 2000, decreased $229,000 from $780,000 for the same period in 1999 due to decreased level of borrowing and decreased fees and interest rates on the line of credit. Other income (expense) decreased $364,000 from an expense of $335,000 for the nine months ended September 30, 1999, to income of $29,000 for the same period in 2000 primarily due to a $368,000 loss on the sale of the assets of the Isernhagen and PTPA divisions in September of 1999.

Income (Loss) From Continuing Operations. The Company's income from continuing operations increased $1,963,000 to $708,000, or $.06 diluted income per share, for the nine months ended September 30, 2000, from a loss of $1,255,000 or $.10 diluted loss per share from continuing operations for the same period in 1999.

Discontinued Operations. The Company incurred no losses from discontinued operations for the nine months ended September 30, 2000. In August 1998 and November 1998, the Company formally adopted plans to dispose of its freestanding physical therapy clinics business segment and its fitness equipment business segment. The Company recorded a loss of $1,425,000 for the nine months ended September 30, 1999 from these operations.

Net Income (Loss). As a result of the above, net income for the nine months ended September 30, 2000 was $708,000, a $3,388,000 increase from the prior year period.


Liqudity and Capital Resources
The Company had working capital of $(2,846,000) at September 30, 2000, versus working capital of $(3,869,000) at September 30, 1999. The increase in working capital is due to the reduction of borrowings under the line of credit as well as the reduction of accounts payable and other obligations.

Until July 2000, the Company had a revolving credit facility with Abelco Finance L.L.C. and other affiliates of Cerberus Partners, L.P. (the "Lender"). The Company's ability to draw down on the facility was tied to the borrowing base formula which was based upon the Company's EBITDA (defined as earnings before interest, taxes, depreciation and amortization), revenues, or collections, whichever is less. The credit facility was secured by all of the Company's assets, including its accounts receivable, inventory, equipment, and general intangibles and was guaranteed in part by the Company's founder and former Chief Executive Officer. The advances under the credit facility accrued interest at a rate equal to 7.0% in excess of Chase Manhattan's prime rate, with a minimum rate of 15.5%. The Company was required to pay monthly interest payments on outstanding borrowings at the prime rate plus 4.5%, with a minimum rate of 13%. The unpaid interest (2.5%) was added to the principal balance of the facility, and accrued interest until paid. The credit facility was due September 2000. The credit facility was subject to various affirmative and negative covenants customary in transactions of this type, including a requirement to maintain certain financial ratios and limitations on the Company's ability to incur additional indebtedness, to make acquisitions outside of certain established parameters, or to make dividend distributions.

In July 2000, the Company entered into a credit agreement with Coast Business Credit for a $5.0 million working capital facility. Interest on the loan is at prime plus 3%, with future reductions based on the achievement of certain net worth levels after March 31, 2001. Availabile credit under the credit facility is based upon certain profitability and cash collection multiples. Additionally, the Company is subject to certain financial covenants that measure net worth, interest coverage and debt capacity. The initial proceeds of the loan were used to pay off existing loans with Abelco and with the holders of certain subordinated debentures. The facility expires in July 2003. The Company is in compliance with all of the financial covenants in effect on September 30, 2000.

Sources of capital to meet future obligations in 2000 are anticipated to be cash provided by operations and the Company's new revolving credit facility. The Company does not believe that inflation has had a significant impact on the results of its operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company's exposure to market risk since December 31, 1999. Please refer to Item 7A (Quantitative and Qualitative Disclosures about Market Risk) of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 for more information.

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

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

See Exhibit Index on page following signatures.

(b)      Reports on Form 8-K

No Current Reports on Form 8-K were filed by the Company during the quarter ended September 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 13, 2000     HEALTH FITNESS CORPORATION

                              By            /s/ Charles Mitchell
                                  Charles J. B. Mitchell
                                  Acting Chief Executive Officer
                                  (Principal Executive Officer)


                              By           /s/ Sean Kearns
                                  Sean Kearns
                                  Vice President - Finance
                                  (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

    Exhibit No.       Description

         3.1 Articles of Incorporation, as amended, of the Company-incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997

         3.2 Restated By-Laws of the Company-incorporated by reference to the Company's Registration Statement on Form SB-2 No. 33-83784C

         4.1 Specimen of Common Stock Certificate-incorporated by reference to the Company's Registration Statement on Form SB-2 No. 33-83784C

         10.1 Loan and Security Agreement dated July 14, 2000 by and among the Company and Coast Business Credit

         11.0     Statement re Computation of per Share Earnings

         27.1 Financial Date Schedule for 9-month period ended September 30, 2000 (in electronic version only)