Form 10-K
period 2000-12-31
HEALTH FITNESS CORP /MN/
filed 2001-03-28
CIK 886432

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K

               [x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                  Registrant's telephone number: (952) 831-6830


             Securities registered under Section 12(b) of the Act:
                                      NONE


             Securities registered under Section 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 21, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last quoted price at which such stock was sold on such date as reported by the OTC Bulletin Board, was approximately $5,603,000.

     As of March 21, 2001, 12,165,250 shares of the registrant's common stock, $.01 par value, were outstanding.

ITEM 1.   BUSINESS


OVERVIEW

Health Fitness Corporation, and its wholly-owned subsidiaries (collectively, the "Company"), provides fitness and wellness management services and products to major corporations, hospitals, communities and universities primarily located in the United States and Canada. Additionally, the Company provides health related programming, and on-site physical therapy services. The Company's executive offices are located at 3500 W. 80th Street, Suite 130, Bloomington, Minnesota 55431 and its telephone number is (952) 831-6830.

Effective on January 1, 2001, the Company sold its International Fitness Club Network (IFCN) line of business, which organized and maintained a network of commercial fitness and health clubs and marketed memberships in such clubs to employees and insurance companies. The IFCN line of business accounted for approximately $656,000 in revenues and $ 612,000 in direct costs during 2000. The assets and liabilities of the IFCN line of business remained on the Company's consolidated balance sheet at December 31, 2000.

FITNESS AND WELLNESS SERVICES AND PRODUCTS

Fitness Center Management. The Company currently is under contract to manage 140 corporate and 12 hospital, community or university based fitness centers located nationwide. Major corporations and hospitals invest in fitness centers and in wellness for several reasons. First, there is a body of research that indicates that healthier employees are more productive, both in increased output and in reduced stress and sick leave. Additionally, wellness benefits, and fitness benefits in particular, are considered high priorities as potential employees evaluate job prospects with a given employer. Hospitals invest in fitness centers to create a new revenue source that is not subject to insurance or government reimbursements and to address community health initiatives. The Company's sales staff markets to corporations, hospitals, communities and universities primarily through direct mail, telephone follow-ups and on-site presentations to secure additional consulting and management contracts for the Company.

The Company provides a full range of development, management and marketing services for corporate and hospital-owned fitness centers. The Company generally manages all aspects of fitness center development, including fitness center design and equipment selection and acquisition. All start-up costs, including costs related to leasing and improving the site and acquiring the equipment, are generally borne by the client. The Company also provides consulting services, for which it receives a fee, for design services provided to a client prior to the decision to establish a fitness center. Once a fitness center is established, the Company generally manages all aspects of fitness center operation, other than leasing of real estate and equipment, and provides staffing services and exercise programs and instruction.

On-Site Physical Therapy. The Company provides "on-site" preventive and rehabilitative physical therapy services at 13 corporate fitness centers in California, Georgia and Kentucky.

In 1999 the Company 1) sold or closed all units of its physical therapy clinic business segment; 2) sold its ProSource fitness equipment business segment; 3) sold its Isernhagen rehabilitative products and services line of business; and
4) sold The Preferred Companies (PTPA) managed care network line of business. The physical therapy clinics business segment, and the ProSource fitness equipment business segment were classified as discontinued operations. Revenues and direct expenses of $1,411,000 and $1,305,000, from the divested lines of business were included in ongoing operations in the Company's December 31, 1999 financial statements. While certain assets and liabilities related to the discontinued operations remained on the balance sheet at December 31, 2000, no new revenues or expenses are being generated from any of these sold or closed business segments.

On April 8, 1999, the Company retained The Manchester Companies, Inc., a Minneapolis-based multi-disciplinary professional services firm ("Manchester) which provides investment banking, finance, turnaround and management advisory services to small and middle market companies. Manchester has provided senior management services, assisted with the sale of various business segments and lines of business and assisted with the design and execution of the Company's re-engineering effort. Currently, while the Company no longer retains Manchester for the full scope of services mentioned previously, the Company has retained Manchester to assist with certain aspects of the Company's business strategies.

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

PROPRIETARY RIGHTS

During 1999, the Company sold most of its proprietary rights related to its Isernhagen line of business. The Company does not believe they have any significant remaining proprietary rights.

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

EMPLOYEES

At December 31, 2000, the Company had 473 full-time and 1,004 part-time employees engaged in the Company's operations. The Company's part-time employees are primarily engaged in the staffing of the fitness centers that the Company operates for its clients. The Company currently does not have a collective bargaining relationship with its employees and management believes its relationship with employees is good.

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

INSURANCE

The Company maintains general premises liability insurance of $6,000,000 per occurrence and $6,000,000 in the aggregate per location for each of its fitness centers and its executive offices. While the Company believes its insurance policies to be sufficient in amount and coverage for its current operations, there can be no assurance that coverage will continue to be available in adequate amounts or at a reasonable cost, and there can be no assurance that the insurance proceeds, if any, will cover the full extent of loss resulting from any claims.

ITEM 2.  PROPERTIES

The Company leases approximately 10,000 square feet of commercial office space at 3500 W. 80th Street, Bloomington, Minnesota 55431, under leases expiring July, 2001 and July, 2002. The Company's monthly base rental expense for this office space is approximately $10,581, plus taxes, insurance and other related operating costs. The Company believes that its facilities are adequate for its foreseeable needs. The Company's discontinued operations includes a lease that expires in October, 2002 with a monthly base rent of approximately $4,005.

ITEM 3.  LEGAL PROCEEDINGS

In April 2000, HealthSouth Corporation filed a lawsuit against the Company and two former employees in U.S. District Court in Minnesota arising out of HealthSouth's purchase of several rehabilitation and physical therapy clinics from the Company in May 1999. HealthSouth claims that the two former employees improperly diverted business away from the purchased clinics. HealthSouth seeks damages in excess of $1,000,000 as a refund of a portion of the purchase price paid by it for the clinics. The Company believes that HealthSouth's claims are without merit and intends to vigorously defend the claims and to assert any counterclaims that may be appropriate.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the quarter ended December 31, 2000.

                                     PART II
                                     -------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

In April 1999, the Company was de-listed from the Nasdaq SmallCap Market (TM). Since that time, trading in the Company's common stock has been conducted in the over-the-counter markets (often referred to as "pink sheets") or on the OTC Bulletin Board.

The following table sets forth, for the periods indicated, the range of low and high sale prices for the Company's common stock.


   Calendar Year 2000:                                Low            High
                                                      ---            ----
                  Fourth quarter                       $.28         $.52
                  Third quarter                         .36          .52
                  Second quarter                        .39         1.25
                  First quarter                         .56         1.78

   Calendar Year 1999:                                Low            High
                                                      ---            ----
                  Fourth quarter                       $.28         $.75
                  Third quarter                         .31          .56
                  Second quarter                        .31          .59
                  First quarter                         .31          .69

At March 21, 2001, the published high and low sale prices for the Company's common stock were $0.6562 and $0.5469 per share respectively. At March 21, 2001, there were issued and outstanding 12,165,250 shares of common stock of the Company held by 413 shareholders of record. Record ownership includes ownership by nominees who may hold for multiple owners.

The Company has never declared or paid any cash dividends on its common stock and does not intend to pay cash dividends on its common stock in the foreseeable future. The Company presently expects to retain any earnings to finance the development and expansion of its business. The payment of dividends, if any, is subject to the discretion of the Board of Directors, and will depend on the Company's earnings, financial condition, capital requirements and other relevant factors. The Company's current credit facility prohibits the payment of dividends.

Effective December 13, 2000, the Company issued 10,000 shares of common stock, valued at $2969, without registration under the Securities Act to an employee in connection with resolving claims under an Employment Agreement. The Company claimed an exemption from registration under the Securities Act of 1933 by virtue of Section 4(2) thereof. The certificate representing the shares bears a restrictive securities legend.

ITEM 6.  SELECTED FINANCIAL DATA

The following sets forth selected historical financial data with respect to the Company and its subsidiaries. The data given below as of and for each of the five years in the period ended December 31, 2000, has been derived from the Company's Audited Consolidated Financial Statements. Data for 1996 and 1997 has been restated to reflect discontinued operations as presented in 1998. Such data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein and with the Management's Discussion and Analysis of Financial Condition and Results of Operations.


                                                                        Years Ended December 31,
                                               ---------------------------------------------------------------------
                                                   2000          1999          1998          1997          1996
                                               -------------  ------------  ------------  ------------  ------------
STATEMENT OF OPERATIONS DATA:
REVENUE                                         $ 26,191,000  $ 26,195,000  $ 25,643,000  $ 21,480,000  $ 16,500,000
INCOME (LOSS) FROM CONTINUING OPERATIONS             930,000   (1,402,000)     (941,000)     (943,000)       146,000
INCOME (LOSS) PER SHARE FROM CONTINUING
OPERATIONS:
     Basic                                              0.08        (0.12)        (0.08)        (0.12)          0.02
     Diluted                                            0.07        (0.12)        (0.08)        (0.12)          0.02
BALANCE SHEET DATA (AT DECEMBER 31):
TOTAL ASSETS                                      10,399,000    11,324,000    18,635,000    23,732,000    18,179,000
LONG-TERM DEBT                                        25,000       424,000       862,000     5,785,000       657,000
SHAREHOLDERS' EQUITY                               4,195,000     3,198,000     5,844,000    10,148,000     9,892,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS DESCRIPTION

Health Fitness Corporation provides fitness and wellness management services and products to corporations, hospitals, communities, and universities primarily located in the United States and Canada. Fitness center based services include the development, marketing, and management of corporate, hospital, and community-based fitness centers, health related programming, and on-site physical therapy. While consumers of the services are typically corporate employees and hospital customers, revenues are generated almost exclusively through business to business, contractual relationships. Effective January 1, 2001, the Company sold its IFCN line of business, which maintained and sold memberships in a network of independently owned and operated commercial fitness and health clubs.

RESULTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999
REVENUE

For 2000, total revenues from continuing operations of $26,191,000 remained constant with revenues of $26,195,000 for 1999. Revenues decreased due to the sale of the Isernhagen and PTPA product lines in the third quarter of 1999 but were offset by increases in the corporate, hospital and community fitness center lines of business.

GROSS PROFIT

For 2000, gross profit increased $342,000 to $6,386,000 or 24.4% from $6,044,000 or 23.1% for 1999. Increases in gross profit in the corporate fitness center, IFCN and consulting lines of business were partially offset by the decrease in gross profit due to the sale of the PTPA and Isernhagen lines of business in 1999. The increase in gross margin at the corporate fitness center line of business was due to the elimination of lower margin management contracts. The increase in gross margin at IFCN and the consulting lines of business was entirely due to reductions in the cost of revenue in 2000 as compared to 1999.

OPERATING EXPENSES AND OPERATING INCOME (LOSS)

Operating expenses decreased $1,278,000 to $4,738,000 for 2000, and were 18.1% of sales as compared to $6,016,000 or 23.0% of sales in 1999. Operating income for 2000 increased $1,621,000 to $1,649,000 as compared to $28,000 in 1999.
Salaries and benefits decreased $214,000 to $1,840,000 due to staffing reductions. Selling, general and administrative costs decreased by $696,000 to $2,518,000, or 9.6% of sales as compared to $3,214,000 or 12.3% of sales in 1999. The decrease was primarily due to the achievement of targeted expense reductions, the reduction of bad debt expenses, the elimination of amortization relating to the PTPA and Isernhagen lines of business which were sold in 1999, and software replacement expenses recorded in 1999. Re-engineering expenses decreased $368,000 to $380,000 from $748,000 for the same period in 1999. The decrease is due to the lack of noncompete expenses that were recorded in 1999 and a decrease in re-engineering related contract services, partially offset by merger related due diligence expenses associated with the terminated Healthtrax merger in 2000.

INTEREST EXPENSE

Interest expense for 2000, which includes amortization of financing costs, was $682,000 or 2.6% as compared to $1,090,000 or 4.1% in 1999. The decrease is due to lower average borrowings, lower interest rates and fees, and lower financing costs to be amortized in 2000 as compared to 1999.

OTHER INCOME (EXPENSE)

Other income (expense) decreased $266,000 to income of $12,000 from an expense of $254,000 in 1999, primarily due to a $356,000 loss associated with the divestiture of the PTPA and Isernhagen lines of business in 1999.

INCOME TAXES

Income taxes were calculated based on management's estimate of the Company's effective tax rate. Income tax expense represents minimum state income taxes as well as federal taxes due because of alternative minimum tax calculations. Current income tax expense in 2000 has been offset by utilization of net operating losses. Income tax benefits in 1999 have been offset by a valuation allowance.

INCOME (LOSS) FROM CONTINUING OPERATIONS

As a result of the above, the Company's income from continuing operations increased $2,332,000 to $930,000 in 2000 compared to a loss of $1,402,000 in 1999.

DISCONTINUED OPERATIONS

There were no operating losses associated with discontinued operations recorded in 2000.

                     YEARS ENDED DECEMBER 31, 1999 AND 1998
REVENUE

For 1999, total revenues from continuing operations increased $552,000 or 2.2% to $26,195,000 as compared to revenues of $25,643,000 for 1998. The increase was primarily due to growth in fitness center management contracts and IFCN sales. The increase was partially offset by revenue declines from the sale of the PTPA and Isernhagen product lines and lower emphasis on consulting sales.

GROSS PROFIT

For 1999, gross profit remained relatively constant at $6,044,000 or 23.1%. Increases in gross profit in the corporate and hospital fitness centers and IFCN lines of business were entirely offset by gross profit declines in consulting, PTPA and Isernhagen lines of business. Improved margins in the corporate and hospital fitness centers were largely due to the elimination of lower margin fitness management contracts.

OPERATING EXPENSES AND OPERATING INCOME (LOSS)

Operating expenses decreased $352,000 to $6,016,000 for 1999, and are 23.0% of sales as compared to $6,368,000 or 24.8% of sales for 1998. Operating income for 1999 was $28,000 as compared to a loss of $334,000 in 1998. The decrease in operating expenses was largely due to successful expense reductions in 1999 and lower bad debt write-offs, which generated an operating profit. While wage and salary expenses were roughly constant between 1999 and 1998, severance payments of approximately $142,000 was incurred for eliminated positions during 1999. Further, the Company incurred $748,000 in re-engineering costs related to the Company's turn around process. These costs were primarily consulting and noncompete expenses. The operating income for 1999 without these re-engineering costs was $776,000 as compared to a loss of $334,000 in 1998.

INTEREST EXPENSE

Interest expense for 1999, which includes financing costs, was $1,090,000 as compared to $667,000 for 1998. The increase was largely due to the allocation of interest expense to discontinued operations in 1998, based on the ratio of net operating assets of the discontinued operations to consolidated net assets. While the interest rate on the Company's notes payable to its lender remained constant at 16%, total notes payable balances declined to $2,862,000 at December 31, 1999 from $6,940,000 at December 31, 1998.

OTHER INCOME (EXPENSE)
Other expenses were $254,000 in 1999 as compared to other income of $110,000 in 1998. The major component of other expense for 1999 included a loss of $356,000 associated with the divestiture of the PTPA and Isernhagen lines of business.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit decreased to ($2,392,000) in 2000 from ($3,836,000) in 1999, largely due to improved accounts receivable collections, as well as the reduction of accounts payable and other obligations.

Until July 2000, the Company had a revolving credit facility with Abelco Finance L.L.C. and other affiliates of Cerberus Partners, L.P. (the "Lender"). The Company's ability to draw down on the facility was tied to the borrowing base formula which was based upon the Company's EBITDA (defined as earnings before interest, taxes, depreciation and amortization), revenues, or collections, whichever is less. The credit facility was secured by all of the Company's assets, including its accounts receivable, inventory, equipment, and general intangibles and was guaranteed in part by the Company's founder and former Chief Executive Officer. The advances under the credit facility accrued interest at a rate equal to 7.0% in excess of Chase Manhattan's prime rate, with a minimum rate of 15.5%. The Company was required to pay monthly interest payments on outstanding borrowings at the prime rate plus 4.5%, with a minimum rate of 13.0%. The unpaid interest (2.5%) was added to the principal balance of the facility, and accrued interest until paid. The credit facility was due September 2000. The credit facility was subject to various affirmative and negative covenants customary in transactions of this type, including a requirement to maintain certain financial ratios and limitations on the Company's ability to incur additional indebtedness, to make acquisitions outside of certain established parameters, or to make dividend distributions.

In July 2000, the Company entered into a credit agreement with Coast Business Credit for a $5.0 million working capital facility. Interest on the loan is at the prime rate plus 3.0%, with future reductions based on the achievement of certain net worth levels after March 31, 2001. Available credit under the credit facility is based upon certain profitability and cash collection multiples. Additionally, the Company is subject to certain financial covenants that measure net worth, interest coverage and debt capacity. The initial proceeds of the loan were used to pay off existing loans with Abelco and with the holders of certain subordinated debentures. The facility expires in July 2003. The Company is in compliance with all of the financial covenants in effect on December 31, 2000.

Sources of capital to meet future obligations are anticipated to provided by cash generated through operations and the Company's new revolving credit facility. The Company does not believe that inflation has had a significant impact on the results of its operations.

OUTLOOK
The year ended December 31, 2000 was highly productive for the Company in improving financial condition and restoring profitability. These improvements were gained through refinancing of the Company's revolving credit facility and aggressive cost cutting measures, including the downsizing of corporate staff and general overhead reductions.

Management believes that the Company's sale of the IFCN line of business effective on January 1, 2001, will enable the Company to focus more effectively on it's core business and that the foregoing expense reductions have better positioned the Company to further develop its corporate, hospital, and community based fitness center management. Management believes that major corporations will continue to make significant investments into employee fitness and wellness. As one of the largest providers of corporate fitness services, the Company is poised to take advantage of this trend. Further, as hospitals and other health care organizations look for opportunities to diversify their revenue streams outside of insurance and government reimbursements, management believes that investment in fitness centers, and therefore the Company's hospital fitness center management services, will remain an attractive option to those hospitals. Lastly, the Company intends to explore ways to expand its wellness service and product offerings to its existing client base, including information services, personal training, and wellness programming.

PRIVATE SECURITIES LITIGATION REFORM ACT
The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Such "forward-looking" information is included in this Form 10-K, including the MD&A section, as well as in the Company's Annual Report to be filed with the Securities and Exchange Commission, and in other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company).

Forward-looking statements include all statements based on future expectations and specifically include statements relating to improving margins, focus on core businesses following the sale of the IFCN line of business, growth of the market for corporate, hospital, and community based fitness centers, and the intention to expand the Company's products and services. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, leverage and debt service (including sensitivity to fluctuations in interest rates) continued expansion of corporate, hospital, and community fitness center opportunities, and availability of sufficient working capital.

The following risks and uncertainties also should be noted:

RESTRICTIONS AND AFFIRMATIVE AND NEGATIVE COVENANTS IMPOSED BY SENIOR CREDIT
FACILITY:
Certain of the affirmative and negative covenants imposed upon the Company by its senior secured lending facility restrict the Company's ability to incur additional senior and subordinated debt. Furthermore, upon certain events of default, such senior secured lender is entitled to demand immediate repayment of its outstanding loans. In such circumstances, the Company may not be able to access other sources of capital, on a timely basis, or on terms and conditions favorable to the Company, or at all, with sufficient speed or sufficient size to prevent the Company's senior secured lender from taking material adverse action against the Company and its collateral.

POTENTIAL DEPRESSIVE EFFECT ON PRICE OF COMMON STOCK ARISING FROM EXERCISE AND SALE OF EXISTING CONVERTIBLE SECURITIES:
At December 31, 2000, the Company had outstanding stock options and stock purchase warrants (not including the shares issuable under any contingent grants, earn-out agreements or any future acquisition) to purchase an aggregate 2,586,402 shares of common stock. The exercise of such outstanding stock options and stock purchase warrants and sale of stock acquired thereby may have a material adverse effect on the price of the Company's common stock. In addition, the exercise of such outstanding stock options and stock purchase warrants and sale of such Company's common stock could occur at a time when the Company would otherwise be able to obtain additional equity capital on terms and conditions more favorable to the Company.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Balance Sheets of the Company as of December 31, 2000 and 1999, and the related Consolidated Statements of Operations, Stockholders' Equity, and Cash Flows for each of the three years in the period ended December 31, 2000, and the notes thereto have been audited by Grant Thornton LLP, independent certified public accountants.


                                                                         Page
                                                                         ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS....................... F-1

CONSOLIDATED FINANCIAL STATEMENTS

    CONSOLIDATED BALANCE SHEETS.......................................... F-2

    CONSOLIDATED STATEMENTS OF OPERATIONS................................ F-3

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY...................... F-4

    CONSOLIDATED STATEMENTS OF CASH FLOWS................................ F-5

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS........................... F-6


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors
Health Fitness Corporation
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Health Fitness Corporation and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Fitness Corporation and subsidiaries as of December 31, 2000 and 1999 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II of Health Fitness Corporation and subsidiaries for each of the three years in the period ended December 31, 2000. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.





/s/ Grant Thornton LLP
Minneapolis, Minnesota
February 23, 2001

HEALTH FITNESS CORPORATION

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999
---------------------------

                                                                            2000                 1999
                                                                         -----------         ------------

ASSETS

CURRENT ASSETS
      Cash                                                               $   472,930         $   139,852
      Trade and other accounts  receivable, less allowance
       for doubtful accounts of $262,600 and $187,900 at
       December 31, 2000 and 1999                                          3,266,277           3,406,552
      Trade and other notes receivable                                            --             308,841
      Prepaid expenses and other                                              47,789              10,939
                                                                         -----------         -----------
                  Total current assets                                     3,786,996           3,866,184

PROPERTY AND EQUIPMENT, net                                                  257,947             554,885

OTHER ASSETS
      Goodwill, less accumulated amortization of $2,183,400
      and $1,777,600 at December 31, 2000 and 1999                         5,783,550           6,163,998
      Intangible assets, less accumulated amortization of $551,900
      and $359,100 at December 31, 2000 and 1999                             493,947             317,714
      Trade and other notes receivable                                        73,380             340,731
      Other                                                                    3,448              80,043
                                                                         -----------         -----------
                                                                         $10,399,268         $11,323,555
                                                                         ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Note payable                                                       $ 2,685,802         $ 2,862,128
      Current maturities of long-term obligations                            101,850             341,133
      Subordinated notes payable                                                  --             115,000
      Trade accounts payable                                                 357,117             672,322
      Accrued salaries, wages, and payroll taxes                             927,193             924,135
      Accrued earn-out                                                            --             186,425
      Other accrued liabilities                                              736,049             407,997
      Deferred revenue                                                     1,264,674           1,381,752
      Net liabilities of discontinued operations                             106,734             810,987
                                                                         -----------         -----------
                  Total current liabilities                                6,179,419           7,701,879

LONG-TERM OBLIGATIONS, less current maturities                                24,954             423,548


COMMITMENTS AND CONTINGENCIES                                                     --                  --


STOCKHOLDERS' EQUITY
      Preferred stock, $0.01 par value; 5,000,000 shares
      authorized, none issued or outstanding                                      --                  --
      Common stock, $0.01 par value; 25,000,000 shares authorized;
      12,165,250 and 12,112,015 shares issued and
      outstanding at December 31, 2000 and 1999                              121,653             121,120
      Additional paid-in capital                                          16,921,503          16,855,438
      Accumulated deficit                                                (12,848,261)        (13,778,430)
                                                                         -----------         -----------
                                                                           4,194,895           3,198,128
                                                                         $10,399,268         $11,323,555
                                                                         ===========         ===========


The accompanying notes are an integral part of the financial statements.

HEALTH FITNESS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------

                                                                              2000              1999               1998
                                                                         -------------     --------------    ---------------

REVENUE                                                                  $  26,190,671     $  26,195,110      $ 25,642,995

COST OF REVENUE                                                             19,804,356        20,151,180        19,608,792
                                                                         -------------     -------------      -------------
GROSS PROFIT                                                                 6,386,315         6,043,930         6,034,203

OPERATING EXPENSES
      Salaries                                                               1,840,436         2,053,509         1,985,495
      Selling, general, and administrative                                   2,517,634         3,214,160         4,382,991
      Re-engineering                                                           380,103           748,473                --
                                                                         -------------     -------------      ------------
                  Total operating expenses                                   4,738,173         6,016,142         6,368,486
                                                                         -------------     -------------      ------------
OPERATING INCOME (LOSS)                                                      1,648,142            27,788          (334,283)

OTHER INCOME (EXPENSE)
      Interest expense                                                        (681,847)       (1,089,904)         (666,935)
      Other, net                                                                12,321          (253,568)          109,904
                                                                         -------------     -------------      ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                   978,616        (1,315,684)         (891,314)
INCOME TAXES                                                                    48,447            86,220            50,000
                                                                         -------------     -------------      ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                       930,169        (1,401,904)         (941,314)

DISCONTINUED OPERATIONS
      Loss from operations of Physical Therapy Clinic segment and
      Equipment segment                                                             --                --        (1,893,921)
      Loss on disposal of Physical Therapy Clinic segment and
      Equipment segment                                                             --        (1,425,000)       (5,273,912)
                                                                         -------------     -------------      ------------
LOSS FROM DISCONTINUED OPERATIONS                                                   --        (1,425,000)       (7,167,833)
                                                                         -------------     -------------      ------------
NET INCOME (LOSS)                                                        $     930,169     $  (2,826,904)     $ (8,109,147)
                                                                         =============     =============      ============
NET INCOME (LOSS) PER SHARE FROM CONTINUING OPERATIONS
      Basic                                                              $        0.08     $       (0.12)     $      (0.08)
      Diluted                                                                     0.07             (0.12)            (0.08)

NET LOSS PER SHARE FROM DISCONTINUED OPERATIONS
      Basic                                                              $          --     $       (0.12)     $      (0.64)
      Diluted                                                                       --             (0.12)            (0.64)

NET INCOME (LOSS) PER SHARE:
      Basic                                                              $        0.08     $       (0.24)     $      (0.72)
      Diluted                                                                     0.07             (0.24)            (0.72)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
      Basic                                                                 12,133,085        11,982,610        11,319,295
      Diluted                                                               12,451,095        11,982,610        11,319,295

The accompanying notes are an integral part of the financial statements.

HEALTH FITNESS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
------------------------------------------------


                                                           COMMON STOCK              ADDITIONAL
                                                 ------------------------------       PAID-IN         ACCUMULATED
                                                    SHARES             AMOUNT         CAPITAL           DEFICIT
                                                 -----------         ----------     ------------     ------------

BALANCE AT JANUARY 1, 1998                         8,136,828          $ 81,368       $12,976,680     $ (2,842,379)
    Issuance of common stock in
       connection with acquisitions                  230,000             2,300           405,200               --
    Issuance of common stock in
       connection with credit facility               312,497             3,125           340,622               --
    Stock options exercised                           32,000               320            39,680               --
    Warrants exercised                                80,000               800            99,200               --
    Issuance of common stock in
       connection with private placement           3,000,000            30,000         2,755,074               --
    Issuance of common stock through
       Employee Stock Purchase Plan                   93,088               931           108,670               --
    Advances on notes receivable                         --                 --                --               --
    Payments received on notes receivable                --                 --                --               --
    Net loss                                             --                 --                --       (8,109,147)
                                                  ----------          --------       -----------     ------------

BALANCE AT DECEMBER 31, 1998                      11,884,413           118,844        16,725,126      (10,951,526)
    Issuance of common stock
       through earnout provisions                    128,465             1,285            77,576               --
    Issuance of common stock through
       Employee Stock Purchase Plan                   99,137               991            52,736               --
    Advances on notes receivable                         --                 --                --               --
    Payments received on notes receivable                --                 --                --               --
    Net loss                                             --                 --                --       (2,826,904)
                                                  ----------          --------       -----------     ------------

BALANCE AT DECEMBER 31, 1999                      12,112,015           121,120        16,855,438      (13,778,430)

    Issuance of common stock in
       connection with contract services
       and incentive compensation                      9,500                95             6,780               --
    Issuance of common stock through
       Employee Stock Purchase Plan                   41,672               417            12,054               --
    Issuance of common stock through
       earnout provisions                              2,063                21             8,231               --
    Issuance of warrants in connection
       with professional services rendered               --                 --            39,000               --
    Net income                                           --                 --                --          930,169
                                                  ----------          --------       -----------     ------------

BALANCE AT DECEMBER 31, 2000                      12,165,250          $121,653       $16,921,503     $(12,848,261)
                                                  ==========          ========       ===========     ============


                                                STOCKHOLDER
                                                  NOTE AND          TOTAL
                                                  INTEREST       STOCKHOLDERS'
                                                 RECEIVABLE         EQUITY
                                                ------------    --------------

BALANCE AT JANUARY 1, 1998                      $   (67,229)     $ 10,148,440
    Issuance of common stock in
       connection with acquisitions                      --           407,500
    Issuance of common stock in
       connection with credit facility                   --           343,747
    Stock options exercised                              --            40,000
    Warrants exercised                                   --           100,000
    Issuance of common stock in
       connection with private placement                 --         2,785,074
    Issuance of common stock through
       Employee Stock Purchase Plan                      --           109,601
    Advances on notes receivable                     (3,533)           (3,533)
    Payments received on notes receivable            22,400            22,400
    Net loss                                             --        (8,109,147)
                                                -----------      ------------

BALANCE AT DECEMBER 31, 1998                        (48,362)        5,844,082
    Issuance of common stock
       through earnout provisions                        --            78,861
    Issuance of common stock through
       Employee Stock Purchase Plan                      --            53,727
    Advances on notes receivable                     (4,753)           (4,753)
    Payments received on notes receivable            53,115            53,115
    Net loss                                             --        (2,826,904)
                                                -----------      ------------

BALANCE AT DECEMBER 31, 1999                             --         3,198,128

    Issuance of common stock in
       connection with contract services
       and incentive compensation                        --             6,875
    Issuance of common stock through
       Employee Stock Purchase Plan                      --            12,471
    Issuance of common stock through
       earnout provisions                                --             8,252
    Issuance of warrants in connection
       with professional services rendered               --            39,000
    Net income                                           --           930,169
                                                -----------      ------------

BALANCE AT DECEMBER 31, 2000                    $        --      $  4,194,895
                                                ===========      ============


See notes to consolidated financial statements.

HEALTH FITNESS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
---------------------------------------------

                                                                                        2000            1999           1998
                                                                                   -------------  --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss )                                                             $   930,169     $ (2,826,904)    $ (8,109,147)
    Adjustment to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
           Common stock and warrants issued for services and compensation               45,875                --              --
           Depreciation and amortization                                               826,543           980,652         930,572
              Amortization  of financing costs                                          58,166           585,260         836,082
           Loss on disposal of assets                                                    1,420           356,195              --
           Write-down of assets                                                         25,000           255,000         332,060
           Discontinued operations                                                    (613,892)          931,460       5,510,944
           Change in assets and liabilities, net of acquisitions:
             Trade accounts and notes receivable                                       140,275           335,523         630,327
             Inventories                                                                    --              (816)         (3,003)
             Prepaid expenses and other                                                (36,850)           21,343         472,374
             Other assets                                                               76,591            46,658         301,276
             Trade accounts payable                                                   (315,669)         (320,034)       (934,667)
             Accrued liabilities and other                                             301,574          (228,113)     (1,372,939)
             Deferred revenue                                                         (117,078)          238,557        (261,266)
                                                                                   -----------      ------------    ------------
                          Net cash provided by (used in) operating activities        1,322,124           374,781      (1,667,387)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                                 (48,217)           (6,397)        (94,413)
    Net proceeds from sale of property                                                   2,700         1,316,613              --
    Payments for acquisitions, net of liabilities assumed and cash acquired                 --                --        (196,263)
    Payments in connection with earn-out provisions                                   (203,538)         (286,049)       (644,933)
    Advances made for notes receivable                                                      --                --      (1,170,398)
    Net change in notes receivable                                                     168,026           363,590         418,675
    Payment for non-compete agreement                                                  (90,000)               --              --
    Discontinued operations                                                                 --         2,751,967        (658,941)
                                                                                   -----------      ------------    ------------
                          Net cash provided by (used in) investing activities         (171,029)        4,139,724      (2,346,273)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings under line of credit and notes payable                               30,326,170        34,134,335      40,626,690
    Repayments of line of credit and notes payable                                 (30,502,496)      (38,211,900)    (33,686,998)
    Proceeds from (repayments) issuance of subordinated debt                          (115,000)          115,000              --
    Proceeds from long term debt                                                            --                --       1,456,384
    Repayment of long term debt                                                       (229,711)         (417,018)     (6,602,662)
    Payment of financing costs                                                        (248,996)               --      (1,394,020)
    Proceeds from the issuance of common stock                                          12,471            53,727       3,378,422
    Discontinued operations                                                            (60,455)         (126,757)        164,936
    Other                                                                                   --            48,362          18,867
                                                                                  ------------      ------------    ------------
                          Net cash provided by (used in) financing activities         (818,017)       (4,404,251)      3,961,619
                                                                                  ------------      ------------    ------------

NET INCREASE (DECREASE) IN CASH                                                        333,078           110,254         (52,041)

CASH AT BEGINNING OF YEAR                                                              139,852            29,598          81,639
                                                                                  ------------      ------------    ------------

CASH AT END OF YEAR                                                               $    472,930      $    139,852    $     29,598
                                                                                  ============      ============    ============


See notes to consolidated financial statements.

HEALTH FITNESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
---------------------------------------------
1.             BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               Business - Health Fitness Corporation and its wholly owned subsidiaries (the "Company") provides fitness and wellness management services and products to major corporations, hospitals, communities and universities primarily located in the United States and Canada. Fitness and wellness management services include the development, marketing and management of corporate, hospital, and community based fitness centers, injury prevention, work-injury management consulting, and on-site physical therapy.

               Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

               Trade Accounts and Notes Receivable - Trade accounts and notes receivable represent amounts due from companies and individuals for services and products. The notes receivable are typically due in 60 monthly installments and have interest rates from 8.76% to 9%. The Company grants credit to customers in the ordinary course of business, but generally does not require collateral or any other security to support amounts due. Management performs ongoing credit evaluations of customers. The Company maintains allowances for potential credit losses which, when realized, have been within management's expectations. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers and their geographic dispersion.

               Deferred Revenue - Deferred revenue represents billings in advance for the management of corporate and hospital-based fitness centers and amounts received in excess of revenues recognized to date on contracting third-party payor contracts. Accounts receivable relating to deferred revenue were $1,074,598 and $1,060,745 at December 31, 2000 and 1999.

               Revenue Recognition - Revenue, except from contracting third-party payor contracts, is recognized at the time the service is provided. Revenue from contracting third-party payor contracts is recognized over the contract period.

               Property and Equipment - Property and equipment is stated at cost. Depreciation and amortization are computed using both straight-line and accelerated methods over the useful lives of the assets or the terms of capital leases.

               Goodwill - Goodwill represents the excess of the purchase price and related costs over the fair value of the net assets of businesses acquired and are amortized on a straight-line basis over 15 or 20 years. The carrying value of goodwill and other intangible assets is assessed periodically or when factors indicating impairment are present. Projected undiscounted cash flows are used in assessing these assets.

               Subsequent payments of earn-out provisions associated with acquisitions are accounted for as adjustments to goodwill and amortized on a straight-line basis over the remaining life of the goodwill.

               Intangible Assets -- The Company's intangible assets include noncompete agreements, deferred financing costs, trade names and contracts related to businesses acquired. Noncompete agreements consist of agreements with certain individuals which cover periods of two to seven years and prohibit the individuals from directly or indirectly competing with the Company and are amortized over the term of the noncompete agreement. Deferred financing costs are amortized on a straight line method over the term of the credit agreement. Contracts consist of agreements to provide rehabilitative services on behalf of other health care providers for terms of two to three years. The values assigned by the Company to trade names and contracts are based on independent appraisals and are amortized on a straight-line basis over 15 years for trademarks and 2 or 3 years for contracts.

               Income (Loss) Per Common Share -- Basic income (loss) per share is computed by dividing income (loss) by the weighted average number of common shares outstanding. Diluted income (loss) per share is computed by dividing income (loss) by the weighted average number of common shares outstanding, contingently issuable shares and common share equivalents relating to stock options, stock warrants, and convertible subordinated debt when dilutive.

               Common stock options and warrants to purchase 2,103,902 shares of common stock with a weighted average exercise price of $2.54 were excluded from the 2000 diluted computation because they are anti-dilutive.

               Common stock options and warrants to purchase 2,800,219 shares of common stock with a weighted average exercise price of $2.73 and assumed conversion of convertible subordinated notes into 383,333 shares of common stock were excluded from the 1999 diluted computation because they are anti-dilutive.

               Contingently issuable shares of common stock with a value of $500,000, common stock options and warrants to purchase 3,712,541 shares of common stock with a weighted average exercise price of $2.84, were excluded from the 1998 diluted computation because they are anti-dilutive.

               Stock-Based Compensation -- The Company utilizes the intrinsic value method of accounting for its stock based employee compensation plans. Pro-forma information related to the fair value based method of accounting is contained in note 7.

               Fair Values of Financial Instruments -- Due to their short-term nature, the carrying value of our current financial assets and liabilities approximates their fair values. The fair value of our borrowings, if recalculated based on current interest rates, would not significantly differ from the recorded amounts.

               Use of Estimates -- Preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.             SALE OF ASSETS

               On September 23, 1999, the Company sold the assets of Preferred Therapy Providers of America, a preferred provider network of physical therapy clinics and Health Fitness Rehab, Inc. a provider of services designed to manage and prevent work related injuries. The Company received $1,550,000 and recorded a loss on sale of $356,195.

3.             DISCONTINUED OPERATIONS

               In August 1998, the Company formally adopted a plan to dispose of its freestanding physical therapy clinics business segment (the PT clinics). The disposal of the PT clinics was accounted for as a discontinued operation. In June 1999, the Company completed the sale of the PT clinics for $3,750,000. The loss on disposition was $1,017,700.

               Information relating to the PT clinics for the years ending December 31 is as follows:

                                                      1999              1998
                                                     ------            ------

                  Revenues                        $ 2,465,700       $ 5,727,600
                  Interest expense                    560,200         1,227,100
                  Net loss                         (2,243,500)       (3,118,575)

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

               In November 1998, the Company formally adopted a plan to dispose of its fitness equipment business segment (the equipment division). The disposal of the equipment division was accounted for as a discontinued operation. In July 1999, the Company completed the sale of the equipment division for cash of $80,000 and two notes receivable totaling $95,000. The loss on disposition was $536,000.

               Information relating to the equipment division for the years ending December 31 is as follows:

                                                      1999              1998
                                                     ------            ------

                  Revenues                         $1,769,300        $7,293,100
                  Interest expense                    100,000           198,400
                  Net income (loss)                  (896,900)         (780,000)

               A tax benefit has been recorded and has been offset by a valuation allowance for each year. Interest expense has been allocated based on the ratio of net operating assets of the clinics to consolidated net assets.

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

               The components of net liabilities of discontinued operations included in the Company's consolidated balance sheets as of December 31 are as follows:


                                                        2000                            1999
                                                       ------                          ------
               ASSETS
                   Accounts receivable                 $ 135,000                    $  217,554
                   Property and equipment, net            50,000                        50,000
                                                       ---------                    ----------
                                                         185,000                       267,554

               LIABILITIES
                   Accounts payable                       (1,295)                     (307,512)
                   Accrued expenses                     (290,439)                     (771,029)
                                                       ---------                    ----------
                                                        (291,734)                   (1,078,541)
                                                       ---------                    ----------
                                                       $(106,734)                    $(810,987)
                                                       =========                    ==========

4.             PROPERTY AND EQUIPMENT

               Property and equipment consists of the following at December 31:

                                                                   Useful Life           2000        1999
                                                                   -----------          ------      ------

               Leasehold improvements                             Term of lease       $ 88,057  $   88,057
               Office equipment                                     3-7 years          837,139     822,479
               Software                                              3 years           172,137     163,581
               Health care equipment                                1-5 years          379,835     392,025
                                                                                     ---------  ----------
                                                                                     1,477,168   1,466,142
               Less accumulated depreciation and amortization                        1,219,221     911,257
                                                                                     ---------  ----------
                                                                                     $ 257,947  $  554,885
                                                                                     =========  ==========

5.             FINANCING

               Note Payable -- On July 14, 2000, the Company entered into a credit agreement (the credit agreement) that provides for maximum borrowings of the lessor of $5.0 million or an amount as defined in the agreement based upon levels of eligible collections or EBITDA (Defined as earnings before interest, taxes, depreciation and amortization. Interest on outstanding borrowings is computed at the prime rate plus 3.0% with a minimum rate of 9.0% (effective rate of 12.5% at December 31, 2000). The Company is required to pay minimum monthly interest equal to the effective interest rate times $2.5 million.

               The Company is also required to pay a monthly servicing fee of $2,000 and loan fees of $150,000, of which $50,000 was paid on July 21, 2000, the remaining $50,000 installments become due on July 14, 2001 and 2002, respectively. At December 31, 2000, the Company had approximately $1.2 million available under the credit agreement. The credit agreement expires on July 14, 2003.

               Borrowings under the credit agreement are collateralized by substantially all of the Company's assets. The credit agreement contains various restrictive covenants relating to tangible net worth, the debt service coverage ratio and the quarterly measure of debt to EBITDA.

               At December 31, 1999, the Company maintained a credit agreement that provided for maximum borrowings of $3.8 million as defined. Interest on outstanding borrowings was 15.5% at December 31, 1999. At July 21, 2000, the Company terminated the agreement.

               Subordinated Notes Payable -- During 1999, the Company had outstanding $115,000 of secured convertible subordinated debentures to three accredited investors. The debentures calculated interest at the rate of 16% per year. For each $4.00 principal amount of debentures purchased, the purchaser received a warrant to purchase one share of Company's common stock at $1.00 per share, exercisable for a period of four years. The debentures were paid in their entirety in 2000.

               Long-Term Obligations -- Long-term obligations consists of the following at December 31:

                                                                                        2000               1999
                                                                                       ------             ------
               Present value of capital lease obligations, interest from 12.77%
                  to 21.30% due through March 2002,
                  collateralized by various property and equipment                    $126,804           $238,203
               Notes payable paid in full or assigned during 2000                           --            526,478
                                                                                      --------           --------
                                                                                       126,804            764,681
               Less current maturities                                                 101,850            341,133
                                                                                      --------           --------
                                                                                      $ 24,954           $423,548
                                                                                      ========           ========

6.             COMMITMENTS AND CONTINGENCIES

               Leases -- The Company leases office space and equipment under operating leases. In addition to base rental payments, these leases require the Company to pay its proportionate share of real estate taxes, special assessments, and maintenance costs. These leases can be renewed for additional one-year periods.

               The Company also leases certain equipment under agreements which substantially cover the estimated useful lives of the respective assets. These agreements were capitalized at the present value of the future minimum lease payments.

               Costs incurred under operating leases are recorded as rent expense and aggregated approximately $213,000, $245,000 and $208,000 for the years ended December 31, 2000, 1999 and 1998.

               Minimum rent payments due under operating leases are approximately as follows:

                  Years ending December 31:
                      2001                                     $150,000
                      2002                                       84,000
                      2003                                        5,700

               Independent Contractor -- An independent contractor, who was an executive officer of the Company and a member of the Company's Board of Directors, assumed the functions of its Chief Financial Officer from July 1997 to April 1999. Expenses relating to these services provided totaled $98,729 and $328,172 for the years ended December 31, 1999 and 1998.

               Benefit Plan -- The Company has a defined contribution plan which conforms to IRS provisions for 401(k) plans. Employees are eligible to participate in the plan providing they have attained the age of 18 and have completed one month of service. Participants may contribute up to 15% of their earnings, and the Company may make certain matching contributions. The Company made matching contributions of approximately $103,000, $105,000 and $141,000 for the years ended December 31, 2000, 1999 and 1998.

               Legal Proceedings -- The Company is involved in various claims and lawsuits incident to the operation of its business. The Company believes that the outcome of such claims will not have a material adverse effect on its financial condition, results of operation, or cash flows.

               In April 2000, HealthSouth Corporation filed a lawsuit against the Company and two former employees in U.S. District Court in Minnesota arising out of HealthSouth's purchase of several rehabilitation and physical therapy clinics from the Company in May 1999. HealthSouth claims that the two former employees improperly diverted business away from the purchased clinics. HealthSouth seeks damages in excess of $1,000,000 as a refund of a portion of the purchase price paid by it for the clinics. The Company believes that HealthSouth's claims are without merit and intends to vigorously defend the claims and to assert any counterclaims that may be appropriate.

7.             EQUITY TRANSACTIONS

               Issuance of Common Stock -- During 2000, the Company issued 9,500 shares of common stock in connection with contract services and incentive compensation to employees.

               During 1999, the Company issued 120,000 shares of common stock in connection with a 1997 acquisition in accordance with the purchase agreement. The stock was issued at the same time the operation was sold as discussed in Note 2.

               During 1998, the Company obtained gross proceeds of $3,300,000 of equity financing through a private placement of 3,000,000 units, with each unit consisting of one share of common stock and a detachable warrant to purchase one-fourth of a share of common stock at $2.25 per share. The warrants are currently exercisable and expire four years from the date of issuance. The Company also issued warrants to purchase 300,000 shares of common stock to the selling agents. The selling agents' warrants are exercisable through February 18, 2003 at $1.65 per share and contain a net value exercise provision allowing for the issuance of a lesser number of shares than provided in the warrant without payment of the cash exercise price.

               During 1998, the Company received proceeds of $140,000 when holders of stock options and warrants exercised their right to purchase a total of 112,000 shares of common stock at a price of $1.25 per share.

               Stock Options -- The Company has 2,000,000 shares of stock reserved for stock options under a 1995 Stock Option Plan. Generally, the options outstanding (1) are granted at prices equal to the market value of the stock on the date of grant, (2) vest immediately, ratably over a five year vesting period, or one year prior to expiration, and, (3) expire over a period of five or ten years from the date of grant. No previously issued options have been repriced.

A summary of the stock option activity is as follows:

                                                                 Weighted
                                              Number of           Average
                                               Shares         Exercise Price
                                             ----------       --------------
Outstanding at January 1, 1998                1,537,847            $3.00
   Granted                                      229,330             3.13
   Exercised                                    (32,000)            1.25
   Forfeited                                   (117,600)            2.74
                                             ----------            -----
Outstanding at December 31, 1998              1,617,577             3.07
   Granted                                       95,250             0.52
   Forfeited                                   (728,922)            3.08
                                             ----------            -----
Outstanding at December 31, 1999                983,905             2.81
   Granted                                      315,000             0.30
   Forfeited                                   (330,000)            2.46
                                             ----------            -----
Outstanding at December 31, 2000                968,905            $2.15
                                             ==========            =====


Options exercisable at December 31:
   2000                                         553,904            $2.99
   1999                                         723,177             3.02
   1998                                         835,897             2.85

The following table summarizes information about stock options at December 31, 2000:

                                           Options Outstanding                                Options Exercisable
                         ----------------------------------------------------------     -----------------------------
                                                                 Weighted Average        Weighted          Weighted
                                                                    Remaining             Average           Average
    Range of                Number         Contractual Life          Exercise              Number          Exercise
 Exercise Prices          Outstanding            Years                 Price            Exercisable         Price
 ---------------         -------------     ----------------     ------------------      ------------      -----------

  $0.30 - $0.44             320,000              5.63               $  0.30                 4,999           $  0.42
   0.50 -  0.53              16,500              2.27                  0.51                16,500              0.51
   2.25 -  3.00             527,405              4.38                  2.89               427,405              2.87
   3.62 -  4.00             105,000              2.47                  3.98               105,000              3.98
                            -------                                                       -------
                            968,905              4.55               $  2.15               553,904           $  2.99
                            =======                                                       =======

Had the fair value method been used for valuing options granted in 2000, 1999 and 1998, the Company's net income (loss) and net income (loss) per share would have changed to the pro forma amounts indicated below:

                                         2000                             1999                            1998
                                        ------                           ------                          ------

Net income (loss)                       $758,350                      $(3,015,828)                    $(8,931,567)

Net income (loss) Per Share:
      Basic                                $0.06                          $(0.25)                          $(0.79)
      Diluted                              $0.05                          $(0.25)                          $(0.79)


The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:

                                                            2000                  1999                1998
                                                           ------                ------              ------

Dividend yield                                              None                  None                None
Expected volatility                                         78.6%                 72.1%               55.0%
Expected life of option                                    5 years            1 to 5 years        4 or 10 years
Risk-free interest rate                                     6.18%                 6.31%               5.73%
Fair value of options on grant date                        $0.21                 $0.21               $0.44

Employee Stock Purchase Plan -- The Company's Board of Directors and Stockholders adopted an Employee Stock Purchase Plan (the Stock Purchase Plan) which allows employees to purchase up to 350,000 shares of the Company's common stock at 90% of the fair market value, as defined. During 2000, 1999 and 1998, the Company issued 41,672, 99,137 and 93,088 shares, respectively, under the Stock Purchase Plan. Fair value disclosures have not been made for shares under the Employee Stock Purchase Plan as such values are immaterial.

Warrants -- The Company has outstanding warrants to directors, selling agents, and consultants in consideration for services performed and in connection with the issuance of debt.

During 2000, the Company issued warrants to purchase 150,000 shares of common stock in connection with professional services rendered to the Company during the year.

A summary of the stock warrants activity is as follows:

                                                                             Exercise
                                               Number of                      Price
                                                Shares                      Per Share
                                               ---------                  -------------

Outstanding at January 1, 1998                 1,147,364                  $ 1.25 - 4.00
   Granted                                     1,050,000                    1.65 - 2.25
   Exercised                                     (80,000)                   1.25
   Forfeited                                     (22,400)                   1.25 - 3.00
                                               ---------
Outstanding at December 31, 1998               2,094,964                    1.65 - 4.00
   Granted                                        28,750                    1.00
   Forfeited                                    (307,400)                   2.63 - 4.00
                                               ---------
Outstanding at December 31, 1999               1,816,314                    1.00 - 4.00
   Granted                                       198,316                    0.30 - 3.00
   Forfeited                                    (397,133)                   2.50 - 4.00
                                               ---------
Outstanding at December 31, 2000               1,617,497                    0.30 - 4.00
                                               =========

Warrants exercisable at year-end:
   2000                                        1,617,497                    0.30 - 4.00
   1999                                        1,816,314                    1.00 - 4.00
   1998                                        2,094,964                    1.65 - 4.00

Stockholder Note and Interest Receivable -- Note and interest receivable are amounts due from a stockholder and officer of the Company at December 31, 1998. The amounts were settled in 1999.

8.        INCOME TAXES

          A reconciliation between taxes computed at the expected federal income tax rate and the effective tax rate for the years ended December 31 is as follows:

                                                       2000              1999            1998
                                                      ------            ------          ------

          Tax benefit computed at statutory rates    $ 316,300        $(932,000)       $(320,000)
          State tax benefit, net of federal effect      32,000           56,900          (10,000)
          Nondeductible goodwill amortization          159,300          200,000          190,000
          Other                                        (11,653)          95,320           20,000
          Change in valuation allowance               (447,500)         666,000          170,000
                                                     ---------        ---------        ---------

                                                     $  48,447        $  86,220        $  50,000
                                                     =========        =========        =========


          At December 31, 2000, the Company had approximately $9,574,000 of federal and state operating loss carryforwards. The carryforwards expire from 2004 to 2019.

          The components of deferred tax assets (liabilities) at December 31 consist of the following:

                                                                 2000             1999              1998
                                                                ------           ------            ------
          Current:
             Accounts and notes receivable                   $   153,100      $   150,000       $   690,000
             Accrued employee benefits                            85,000           80,000           160,000
             Tax accounting change adjustment                   (119,700)        (120,000)         (120,000)
             Reserve for discontinued operations                      --          300,000         1,310,000
                                                             -----------      -----------       -----------

             Net current asset                                   118,400          410,000         2,040,000

          Noncurrent:
             Tax accounting change adjustment                         --         (120,000)         (240,000)
             Difference between tax and book depreciation
                and amortization                                  58,400         (115,000)         (150,000)
             Tax loss carryforwards                            3,505,300        3,981,000         1,840,000
             Other                                                56,400           30,000            30,000
                                                             -----------       ----------       -----------
             Net non-current asset                             3,620,100        3,776,000         1,480,000
                                                             -----------       ----------       -----------

                                                               3,738,500        4,186,000         3,520,000
          Less valuation allowance                            (3,738,500)      (4,186,000)       (3,520,000)
                                                             -----------      -----------       -----------

                                                             $        --      $        --       $        --
                                                             ===========      ===========       ===========

9.        SUPPLEMENTAL CASH FLOW DISCLOSURES

          Supplemental cash flow information and noncash investing and financing activities for the years ended December 31, is as follows:

                                                                 2000         1999         1998
                                                                ------       ------       ------
          Cash paid for interest                              $664,584   $1,155,989   $1,205,192
          Issuance of common stock in connection with
             acquisitions                                           --       78,861      407,500
          Debt assumed by company through acquisitions              --           --      165,159
          Assignment of note payable and note receivable
             to a third party                                  408,166           --           --

10.       SUBSEQUENT EVENT

          On January 1, 2001, the Company sold its subsidiary, International Fitness Club Network (IFCN). The subsidiary was in the business of organizing and maintaining a network of commercial fitness and health clubs and marketing memberships in such clubs to employers and insurance companies. The Company received $425,000 and recorded a gain on sale of $234,645.

11.       QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                                            Quarter Ended
                                                               ------------------------------------------------------------------
                                                                  March 31,       June 30,       September 30,      December 31,
                                                               --------------  --------------- ----------------- ----------------

2000
        Revenue                                                  $ 6,738,891    $ 6,284,961     $  6,495,863      $  6,670,956
        Gross profit                                               1,794,814      1,535,648        1,504,588         1,551,265
        Net income                                                   427,561        202,787           77,868           221,953
        Net income per share
              Basic                                              $      0.04    $      0.02     $       0.01      $       0.01
              Diluted                                                   0.03           0.02             0.01              0.01
        Weighted average common shares outstanding
              Basic                                               12,121,756     12,139,906       12,272,792        12,274,857
              Diluted                                             12,523,255     12,541,911       12,273,301        12,419,531

1999
        Revenue                                                  $ 6,947,658    $ 6,350,508     $  6,467,158      $  6,429,786
        Gross profit                                               1,765,563      1,337,126        1,484,687         1,456,554
        Income (loss) from continuing operations                     273,059       (586,869)        (941,060)         (147,034)
        Loss from discontinued operations                         (1,425,000)            --               --                --
        Net loss                                                  (1,151,941)      (586,869)        (941,060)         (147,034)
        Net income (loss) per share from continuing operations
              Basic                                              $      0.02    $     (0.05)    $      (0.08)     $      (0.01)
              Diluted                                                   0.02          (0.05)           (0.08)            (0.01)
        Net loss per share from discontinuing operations
              Basic                                              $     (0.12)   $        --     $         --      $         --
              Diluted                                                  (0.12)            --               --                --
        Net income (loss) per share
              Basic                                              $     (0.10)   $     (0.05)    $      (0.08)      $     (0.01)
              Diluted                                                  (0.10)         (0.05)           (0.08)            (0.01)
        Weighted average common shares outstanding
              Basic                                               11,884,413     11,949,383       11,982,132        12,112,015
              Diluted                                             11,884,413     11,949,383       11,982,132        12,112,015


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The names, ages and positions of the Company's executive officers are as follows:

   Name                  Age              Position
Jerry V. Noyce           56                President, Chief Executive Officer and
                                              Director
Wesley W. Winnekins      39                Chief Financial Officer and Treasurer
James A. Narum           44                Corporate Vice President of Operations-
                                              Corporate Health and Fitness Division
Jeanne C. Crawford       43                Vice President-Human Resources and Secretary

          Jerry V. Noyce has been President and Chief Executive Officer of the Company since November 2000 and a director since January 2001. From October 1973 to March 1997 he was Chief Executive Officer and Executive Vice President of Northwest Racquet, Swim & Health Clubs. From March 1997 to November 1999 Mr. Noyce served as Regional Chief Executive Officer of CSI/Wellbridge Company, the successor to Northwest Racquet, where he was responsible for all operations at the Northwest Clubs and the Flagship Athletic Club. Mr. Noyce continues to provide consulting services to CSI/Wellbridge.

          Wesley W. Winnekins has been Chief Financial Officer and Treasurer of the Company since February 2001. Prior to joining the Company, Mr. Winnekins served as CFO (from January 2000 to February 2001) of University.com, Inc., a privately held provider of on line learning solutions for corporations. From June 1995 to April 1999 he served as CFO and vice president of operations for Reality Interactive, a publicly held developer of CD-ROMs and online training for the corporate market. From June 1993 to May 1995 he served as controller and director of operations for The Marsh, a Minneapolis-based health club, and was controller of the Greenwood Athletic Club in Denver from October 1987 to January 1989.

          James A. Narum has been the Company's Corporate Vice President of Operations - Corporate Health and Fitness Division since November 2000. Prior to November 2000, Mr. Narum was responsible for national operations in the Company's Corporate Health and Fitness Division since 1995. From 1983 to 1995, Mr. Narum was responsible for regional operations, sales, consulting, and client account management for Fitness Systems Inc., a provider of fitness center management services the Company acquired in 1995. Mr. Narum also currently represents HFC by serving on the Board of Directors for the Health Enhancement Research Organization (HERO).

          Jeanne C. Crawford has been the Company's Vice President of Human Resources since July 1998 and Secretary of the Company since February 2001. From July 1996 through July 1998, Ms. Crawford served as a Human Resource consultant to the Company. From October 1991 through September 1993, Ms. Crawford served as Vice President of Human Resources for RehabClinics, Inc. a publicly held outpatient rehabilitation company. From May 1989 through October 1991, Ms. Crawford served as Director of Human Resources for Greater Atlantic Health Service, an HMO and physicians medical group. From 1979 through 1989, Ms. Crawford served in various human resources management positions in both the retail and publishing industries.

          The information required by Item 10 relating to directors and compliance with Section 16 of the Exchange Act is incorporated herein by reference to the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" which appear in the Company's definitive proxy statement for its 2001 Annual Meeting.

ITEM 11.  EXECUTIVE COMPENSATION

          The information required by Item 11 is incorporated herein by reference to the section entitled "Executive Compensation" which appears in the Company's definitive proxy statement for its 2001 Annual Meeting.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by Item 12 is incorporated herein by reference to the section entitled "Principal Shareholders and Management Shareholdings" which appears in the Company's definitive proxy statement for its 2001 Annual Meeting.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by Item 13 is incorporated herein by reference to the section entitled "Certain Transactions" which appears in the Company's definitive proxy statement for its 2001 Annual Meeting.

                   HEALTH FITNESS CORPORATION AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                Balance at       Charged to       Charged to                        Balance
                                                 Beginning       Costs and      Other accounts      Deductions       at End
Description                                      of Period        Expenses         -Describe         Describe       of Period
-----------                                     -----------      ----------     --------------      ----------     -----------
Allowance for doubtful accounts and returns:

Year ended December 31, 2000                       $187,900         $98,000              --          $(23,300)(b)     $262,600

Year ended December 31, 1999                      1,101,200         429,700          45,500(a)     (1,388,500)(b)      187,900

Year ended December 31, 1998                         82,200       1,071,000              --           (52,000)(b)    1,101,200













(a)   Recovery of accounts receivable previously written off as uncollectible

(b)   Accounts receivable written off as uncollectible

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this report.

         (1) Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

               Report of Grant Thornton LLP on Consolidated Financial Statements and Financial Statement Schedule as of December 31, 2000 and 1999 and for each of the two years in the period ended December 31, 2000 and 1999

               Consolidated Balance Sheets as of December 31, 2000 and 1999

               Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998

               Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000, 1999, and 1998

               Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

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

         The Company did not file any reports on from 8-K during the three months ended December 31, 2000.

                                   SIGNATURES


          In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 28, 2001               HEALTH FITNESS CORPORATION


                                     By        /s/ Jerry Noyce.
                                        -------------------------------------
                                         Jerry Noyce
                                         Chief Executive Officer
                                         (Principal Executive Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                POWER OF ATTORNEY

          KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears above or below constitutes and appoints Jerry Noyce and Wesley Winnekins, or either of them, his true and lawful attorneys-in-fact, and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue hereof.


     Signature                                                                       Date
     ----------                                                                      ----
  /s/ Jerry Noyce             Chief Executive Officer and Director
-------------------------
  Jerry Noyce                 (principal executive officer)                          March 28, 2001

  /s/ Wesley Winnekins        Chief Financial Officer
-------------------------
  Wesley Winnekins            (principal financial and accounting officer)           March 28, 2001

  /s/ Mark Sheffert
-------------------------
  Mark Sheffert               Director                                               March 28, 2001

  /s/ James A. Bernards
-------------------------
  James A. Bernards           Director                                               March 28, 2001

                                  EXHIBIT INDEX
                           HEALTH FITNESS CORPORATION
                                    FORM 10-K

 Exhibit No.    Description
 -----------    -----------
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

 *10.3 Company's 1995 Stock Option Plan - incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended
                December 31, 1995

 *10.4 Amendment to Company's 1995 Stock Option Plan - incorporated by reference to Part II, Item 4 of the Company's Form 10-QSB for the quarter ended June 30, 1997

  10.5 Agreement to Purchase Assets, dated as of May 14, 1999, among the Registrant, certain of its subsidiaries and HealthSouth
                Corporation - incorporated by reference to the Company's Current
                Report on Form 8-K filed June 1, 1999

 *10.6          Employment Agreement dated June 30, 1999 between the Company and
                Loren S. Brink - incorporated by reference to the Company's
                Quarterly Report on Form 10-Q for the quarter ended June 30,
                1999

  10.7          Retainer Agreement, dated April 7, 1999, between the Company and
                Manchester Business Services--incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended
                June 30, 1999

  10.8 Loan and Security Agreement dated July 14, 2000, by and among the Company and Coast Business Credit incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000

 *10.9          Employment agreement dated November 30, 2000 between Company and
                Jerry V. Noyce.

 *10.10 Employment agreement dated April 21, 1995 between the Company and James A. Narum, as amended October 19, 1999 and November 2,
                2000.

 *10.11         Employment agreement dated February 9, 2001 between Company and
                Wesley W. Winnekins.


EXHIBIT NO.     DESCRIPTION
-----------     -----------
 10.12          Amendment dated March 1, 2001 to Standard Office Lease Agreement
                (Net) dated as of June 13, 1995 covering a portion of the
                Company's headquarters.

 21.1           Subsidiaries

 23.1           Consent of Grant Thornton LLP

 24.1           Power of Attorney (included on Signature Page)


---------------------------
*Indicates management contract or compensatory plan or arrangement.