Form 10-Q
period 2001-03-31
HEALTH FITNESS CORP /MN/
filed 2001-05-15
CIK 886432

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 2001
                              ---------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              -----------------------    -----------------------

Commission file number:                 0-25064
                       ---------------------------------------------------------


                           HEALTH FITNESS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Minnesota                               41-1580506
        -----------------------                    -------------------
        (State of incorporation                     (I.R.S. Employer
           or organization)                        Identification No.)


  3500 West 80th Street, Bloomington, Minnesota             55431
  ---------------------------------------------           ----------
    (Address of principal executive offices)              (Zip Code)


                                 (952) 831-6830
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     The number of shares outstanding of each of the registrant's classes of capital stock, as of May 11, 2001 was:

                 Common Stock, $.01 par value, 12,165,250 shares


================================================================================

                           HEALTH FITNESS CORPORATION

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

                                                                                            PAGE
                                                                                            ----
   PART I.            FINANCIAL INFORMATION

           Item 1.    Condensed Consolidated Financial Statements

                      Condensed Consolidated Balance Sheets as of March 31, 2001 and        F-1
                      December 31, 2000

                      Condensed Consolidated Statements of Operations for the three         F-2
                      months ended March 31, 2001 and 2000

                      Condensed Consolidated Statements of Cash Flows for the three         F-3
                      months ended March 31, 2001 and 2000

                      Notes to Condensed Consolidated Financial Statements                  F-4

           Item 2.    Management's Discussion and Analysis of Financial Condition             3
                      and Results of Operations

           Item 3.    Quantitative and Qualitative Disclosures About Market Risk              5


   PART II.           OTHER INFORMATION                                                       6

           Item 1.    Legal Proceedings

           Items 2-5. Not Applicable

           Item 6.    Exhibits and reports on Form 8-K


           Signatures                                                                         7

HEALTH FITNESS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)


                                                                     March 31,     December 31,
                                                                        2001           2000
                                                                   ------------    -------------
ASSETS

CURRENT ASSETS
   Cash                                                            $    202,944    $    472,930
   Trade and other accounts  receivable, less allowance
     for doubtful accounts of $156,200 and $262,600,
     respectively                                                     3,225,446       3,266,277

   Prepaid expenses and other                                           107,533          47,789
                                                                   ------------    ------------
         Total current assets                                         3,535,923       3,786,996

PROPERTY AND EQUIPMENT, net                                             198,372         257,947

OTHER ASSETS
   Goodwill, less accumulated amortization of $2,274,700              5,602,730       5,783,550
      and $2,183,400 respectively
   Intangible assets, less accumulated amortization of
      $445,400 and $551,900, respectively                               310,437         493,947
   Trade and other notes receivable                                          --          73,380
   Other                                                                  3,173           3,448
                                                                   ------------    ------------
                                                                   $  9,650,635    $ 10,399,268
                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Note payable                                                    $  1,764,815    $  2,685,802
   Current maturities of long-term obligations                           92,745         101,850
   Trade accounts payable                                               225,208         357,117
   Accrued salaries, wages, and payroll taxes                         1,072,138         927,193
   Other accrued liabilities                                            640,173         842,783
   Deferred revenue                                                   1,192,325       1,264,674
                                                                   ------------    ------------
         Total current liabilities                                    4,987,404       6,179,419

LONG-TERM OBLIGATIONS, less current maturities                            3,859          24,954

COMMITMENTS AND CONTINGENCIES                                                --              --

STOCKHOLDERS' EQUITY
   Preferred stock, $0.01 par value; 5,000,000 shares
      authorized, none issued or outstanding                                 --              --
   Common stock, $0.01 par value; 25,000,000 shares
      authorized; 12,165,250 shares issued and outstanding              121,653         121,653

   Additional paid-in capital                                        16,928,522      16,921,503

   Accumulated deficit                                              (12,390,803)    (12,848,261)
                                                                   ------------    ------------
                                                                      4,659,372       4,194,895
                                                                   ------------    ------------
                                                                   $  9,650,635    $ 10,399,268
                                                                   ============    ============


The accompanying notes are an integral part of the financial statements.

HEALTH FITNESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                                        Three Months Ended
                                                                            March 31,
                                                                   ---------------------------
                                                                        2001          2000
                                                                   -----------     -----------
REVENUE                                                            $ 6,426,456     $ 6,738,891

COST OF REVENUE                                                      5,059,471       4,944,077
                                                                   -----------     -----------
GROSS PROFIT                                                         1,366,985       1,794,814

OPERATING EXPENSES
   Salaries                                                            484,761         517,952
   Selling, general, and administrative                                492,501         622,520
   Re-engineering                                                           --          87,560
                                                                   -----------     -----------
         Total operating expenses                                      977,262       1,228,032
                                                                   -----------     -----------
OPERATING INCOME                                                       389,723         566,782

OTHER INCOME
   Interest expense                                                   (129,861)       (164,852)
   Gain on sale of subsidiary                                          228,613              --
   Other, net                                                           (1,017)         20,857
                                                                   -----------     -----------
INCOME BEFORE INCOME TAXES                                             487,458         422,787
INCOME TAXES                                                            30,000          (4,774)
                                                                   -----------     -----------
NET INCOME                                                         $   457,458     $   427,561
                                                                   ===========     ===========

NET INCOME  PER SHARE:
   Basic                                                           $      0.04     $      0.04
   Diluted                                                                0.03            0.03

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
   Basic                                                            12,165,250      12,121,756
   Diluted                                                          12,690,417      12,523,255


The accompanying notes are an integral part of the financial statements.

HEALTH FITNESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                        Three Months Ended
                                                                             March 31,
                                                                   ---------------------------
                                                                       2001            2000
                                                                   -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $   457,458     $   427,561
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Common stock and warrants issued for services
        and compensation                                                 7,019           6,250
      Depreciation and amortization                                    186,853         200,070
      Amortization of financing costs                                   29,083              --
      Gain on sale of subsidiary                                      (228,613)             --
      Changes in operating assets and liabilities:
        Trade accounts and notes receivable                            107,608         746,894
        Prepaid expenses and other                                     (61,844)        (42,581)
        Other assets                                                       275          72,546
        Trade accounts payable                                        (111,849)       (359,433)
        Accrued liabilities and other                                  (14,314)         84,599
        Deferred revenue                                               (20,618)        (78,761)
                                                                   -----------      ----------
          Net cash provided by operating activities                    351,058       1,057,145

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                   (8,412)        (21,274)
  Net proceeds from sale of equipment                                       --           2,700
  Net proceeds from sale of subsidiary                                 368,555              --
  Payments in connection with earn-out provisions                            -         (55,550)
  Payment for non-compete agreement                                    (30,000)             --
                                                                   -----------      ----------
          Net cash provided by (used in) investing activities          330,143         (74,124)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under line of credit                                    6,674,870       6,809,700
  Repayments of line of credit                                      (7,595,857)     (7,677,822)
  Repayment of long term debt                                          (30,200)       (120,161)
                                                                   -----------      ----------
          Net cash used in financing activities                       (951,187)       (988,283)
                                                                   -----------      ----------

NET DECREASE IN CASH                                                  (269,986)         (5,262)

CASH AT BEGINNING OF PERIOD                                            472,930         139,852
                                                                   -----------      ----------
CASH AT END OF PERIOD                                              $   202,944     $   134,590
                                                                   ===========     ===========


The accompanying notes are an integral part of the financial statements.

                           HEALTH FITNESS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They should be read in conjunction with the annual financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, the interim condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the results for interim periods presented. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the operating results for the year ending December 31, 2001. The unaudited condensed consolidated balance sheet as of December 31, 2000 has been derived from the audited balance sheet as of that date.

Certain reclassifications have been made to the condensed consolidated financial statements as of and for the three months ended March 31, 2000. Such reclassifications had no effect on net income or stockholders' equity as previously reported.

NOTE 2.   FINANCING

In July 2000, the Company entered into a credit agreement with Coast Business Credit for a $5.0 million working capital facility. The interest rate on the loan is prime plus 3.0%, with future reductions based on the achievement of certain net worth levels after March 31, 2001. Available credit under the loan is based upon certain profitability and cash collection multiples. As of March 31, 2001, the available credit was approximately $2,070,000. Borrowings under the credit agreement are collateralized by substantially all of the Company's assets. Additionally, the Company is subject to certain financial covenants that measure net worth, interest coverage and debt capacity. The Company is in compliance with all of the covenants in effect on March 31, 2001.

NOTE 3.  INCOME TAXES

Income taxes were calculated based on management's estimate of the Company's effective tax rate. Income tax expense represents minimum state income taxes as well as federal taxes due because of alternative minimum tax calculations.

NOTE 4.  SALE OF SUBSIDIARY

Effective January 1, 2001, the Company sold its subsidiary, International Fitness Club Network (IFCN). The subsidiary was in the business of organizing and maintaining a network of commercial fitness and health clubs and marketing memberships in such clubs to employers and insurance companies. The Company received net proceeds of approximately $369,000, including selling costs of approximately $56,000, and recorded a gain on sale of approximately $229,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL. Health Fitness Corporation and its wholly owned subsidiaries (the "Company") provides fitness and wellness management services and products to corporations, hospitals, communities, and universities primarily located in the United States and Canada. Fitness and wellness management services include the development, marketing, and management of corporate, hospital, and community based fitness centers, health related programming, and on-site physical therapy. While consumers of these services are typically corporate employees and hospital customers, revenues are generated almost exclusively through business to business, contractual relationships. Effective January 1, 2001, the Company sold its IFCN subsidiary, which maintained and sold memberships in a network of independently owned and operated commercial fitness and health clubs.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2001 COMPARED TO THE QUARTER ENDED MARCH 31, 2000.

REVENUES. Revenues decreased $312,000 to $6,426,000 for the three months ended March 31, 2001, from $6,739,000 for the three months ended March 31, 2000. This decrease is primarily attributed to a $327,000 decrease in revenue from the Company's International Fitness Club Network (IFCN), which was sold by the Company in January 2001. Consulting and Management Fee revenues increased $34,000, or .5%, for the three months ended March 31, 2001, compared to the same period in 2000. This increase is primarily attributed to the addition of fitness management contracts. Finally, On-Site Physical Therapy revenues decreased $19,000, or 9.5%, for the quarter ended March 31, 2001, compared to the same period in 2000 as a result of fewer contract opportunities.

OPERATING INCOME. Operating income decreased $177,000 to $390,000 for the three months ended March 31, 2001, from $567,000 for the same period in 2000. This decrease is primarily attributed to the elimination of approximately $130,000 of operating income associated with the sale of IFCN, which occurred effective on January 1, 2001. The remaining decrease of $47,000 is primarily attributed to an increase in costs associated with managing the Company's corporate fitness facilities.

OTHER INCOME AND EXPENSE. Interest expense decreased $35,000 to $130,000 for the three months ended March 31, 2001, compared to $165,000 for the same period in 2000. This decrease is primarily attributed to decreased levels of borrowing, which lowered the amount of fees and interest paid on the Company's line of credit. Also, the Company's cost of borrowed funds decreased from 13.25% for the first quarter of 2000, compared to 11.50% for the first quarter of 2001. Finally, the Company recorded a $229,000 gain on sale of the IFCN subsidiary.

INCOME TAXES. Income tax expense increased $35,000 to an expense of $30,000 for the three months ended March 31, 2001 compared to a benefit of $5,000 for the same period in 2000 due to minimum state and federal income taxes anticipated in 2001. The Company has offset the majority of income tax liability with the recognition of previously incurred net operating loss carryforwards.

NET INCOME. As a result of the above, net income for the three months ended March 31, 2001 was $457,000, a $30,000 increase from the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company had negative working capital of $1,451,000 at March 31, 2001, versus negative working capital of $3,132,000 at March 31, 2000. The increase in working capital is due to the reduction of borrowings under the line of credit as well as the reduction of accounts payable and other obligations.

Until July 2000, the Company had a revolving credit facility with Abelco Finance L.L.C. and other affiliates of Cerberus Partners, L.P. (the "Credit Facility"). The Company's ability to draw down on the Credit Facility was tied to the borrowing base formula which was based upon the Company's EBITDA (defined as earnings before interest, taxes, depreciation and amortization), revenues, or collections, whichever is less. The Credit Facility was secured by all of the Company's assets, including its accounts receivable, inventory, equipment, and general intangibles and was guaranteed in part by the

Company's founder and former Chief Executive Officer. The advances under the Credit Facility accrued interest at a rate equal to 7.0% in excess of Chase Manhattan's prime rate, with a minimum rate of 15.5%. The Company was required to pay monthly interest payments on outstanding borrowings at the prime rate plus 4.5%, with a minimum rate of 13.0%. The unpaid interest (2.5%) was added to the principal balance of the facility, and accrued interest until paid. The Credit Facility was due September 2000. The Credit Facility was subject to various affirmative and negative covenants customary in transactions of this type, including a requirement to maintain certain financial ratios and limitations on the Company's ability to incur additional indebtedness, to make acquisitions outside of certain established parameters, or to make dividend distributions.

In July 2000, the Company entered into a credit agreement with Coast Business Credit for a $5.0 million working capital facility (the "Working Capital Facility"). Interest on the loan is at the prime rate plus 3.0%, with future reductions based on the achievement of certain net worth levels after March 31, 2001. Available credit under the Working Capital Facility is based upon certain profitability and cash collection multiples. As of March 31, 2001 the available credit was approximately $2,070,000. Additionally, the Company is subject to certain financial covenants that measure net worth, interest coverage and debt capacity. The Company is in compliance with all of the financial covenants in effect on March 31, 2001. The initial proceeds of the Working Capital Facility were used to pay off the Credit Facility with Abelco as well as the holders of certain subordinated debentures. The facility expires in July 2003.

The Company believes that sources of capital to meet future obligations in 2001 will be in the form of cash provided by operations and by the Company's new Working Capital Facility. The Company does not believe that inflation has had a significant impact on the results of its operations.

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

CAUTIONARY STATEMENT

This Form 10-Q contains forward-looking statements within the meaning of federal securities laws. These statements include statements regarding intent, belief, or current expectations of the Company and its management. These forward-looking statements are not guarantees of the future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in these statements. Please refer to the Management's Discussion and Analysis section of the Company's Annual Report on Form 10-K for the year ended December 31, 2000, for cautionary statements on important factors to consider in evaluating the forward-looking statements included in this Form 10-Q.

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

No Change

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

See Exhibit Index on page following signatures

(b)     Reports on Form 8-K

On March 15, 2001, the Company filed a current form 8-K to announce deadlines for submitting proxy proposals relating to its Annual Meeting on May 16, 2001.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 15, 2001                   HEALTH FITNESS CORPORATION


                                       By /s/ Jerry Noyce
                                         ---------------------------------------
                                          Jerry Noyce
                                          Chief Executive Officer
                                          (Principal Executive Officer)


                                       By /s/ Wesley Winnekins
                                         ---------------------------------------
                                          Wesley Winnekins
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)

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

         3.2 Restated By-Laws of the Company - incorporated by reference to the Company's Registration Statement on Form SB-2 No.
                    33-83784C

         4.1 Specimen of Common Stock Certificate - incorporated by reference to the Company's Registration Statement on Form
                    SB-2 No. 33-83784C

        10.1        Agreement of Purchase and Sale of Stock of David W. Pickering,
                    Inc. dated January 1, 2001

        11.0        Statement re Computation of per Share Earnings