Form 10-Q
period 2001-06-30
HEALTH FITNESS CORP /MN/
filed 2001-08-13
CIK 886432

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2001


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to ____________________


Commission file number: 0-25064


                           HEALTH FITNESS CORPORATION
             (Exact name of registrant as specified in its charter)

Minnesota                                                 41-1580506
--------------------------------------------------------------------------------
(State of incorporation or organization)    (I.R.S. Employer Identification No.)

3500 West 80th Street, Bloomington, Minnesota                    55431
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

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

     The number of shares outstanding of each of the registrant's classes of capital stock, as of August 10, 2001 was:

                 Common Stock, $.01 par value, 12,265,250 shares

                           HEALTH FITNESS CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS
                                TABLE OF CONTENTS



                                                                            PAGE
PART I.        FINANCIAL INFORMATION

   Item 1.     Consolidated Financial Statements

               Consolidated Balance Sheets as of June 30, 2001
               and December 31, 2000                                         F-1

               Consolidated Statements of Earnings for the three and six     F-2
               months ended June 30, 2001 and 2000

               Consolidated Statements of Cash Flows for the six             F-3
               months ended June 30, 2001 and 2000

               Notes to Consolidated Financial Statements                    F-4

   Item 2.     Management's Discussion and Analysis of Financial Condition     3
               and  Results of Operations

   Item 3.     Quantitative and Qualitative Disclosures About Market Risk      6

PART II.       OTHER INFORMATION                                               7

   Item 1.     Legal Proceedings

   Items 2-3.  Not Applicable

   Item 4.     Submission of Matters to a Vote of Security Holders

   Item 5.     Not Applicable

   Item 6.     Exhibits and reports on Form 8-K                                8


Signatures                                                                     9

                           HEALTH FITNESS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                                                                   June 30,             December 31,
                                                                                                     2001                  2000
                                                                                                 ------------          ------------
ASSETS
Current Assets
 Cash                                                                                            $     54,607          $    472,930
 Trade and other accounts  receivable, less allowance for doubtful
  accounts of $159,600 and $262,600, respectively                                                   3,458,236             3,266,277
 Prepaid expenses and other                                                                            83,945                47,789
                                                                                                 ------------          ------------
    Total current assets                                                                            3,596,788             3,786,996

Property and Equipment, net                                                                           177,237               257,947
Other Assets
 Goodwill, less accumulated amortization of $2,384,600 and $2,183,400,                              5,492,776             5,783,550
  respectively
 Intangible assets, less accumulated amortization of $498,300 and
  $551,900, respectively                                                                              252,538               493,947

 Trade and other notes receivable                                                                        --                  73,380
 Other                                                                                                    778                 3,448
                                                                                                 ------------          ------------
                                                                                                 $  9,520,117          $ 10,399,268
                                                                                                 ============          ============
LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
 Note payable                                                                                    $  1,781,130          $  2,685,802
 Current maturities of long-term obligations                                                           65,184               101,850
 Trade accounts payable                                                                               109,355               357,117
 Accrued salaries, wages, and payroll taxes                                                         1,009,429               927,193
 Other accrued liabilities                                                                            451,211               842,783
 Deferred revenue                                                                                   1,222,258             1,264,674
                                                                                                 ------------          ------------
    Total current liabilities                                                                       4,638,567             6,179,419
Long-term Obligations, less current maturities                                                           --                  24,954

Commitments and Contingencies                                                                            --                    --
Stockholder's Equity
 Preferred stock, $0.01 par value; 5,000,000 shares authorized, none
  issued or outstanding                                                                                   --                    --
 Common stock, $0.01 par value; 25,000,000 shares authorized;
  shares issued and outstanding                                                                       121,653               121,653
 Additional paid-in capital                                                                        16,928,522            16,921,503
 Accumulated deficit                                                                              (12,168,625)          (12,848,261)
                                                                                                 ------------          ------------
                                                                                                    4,881,550             4,194,895
                                                                                                 ------------          ------------
                                                                                                 $  9,520,117          $ 10,399,268
                                                                                                 ============          ============

The accompanying notes are an integral part of the financial statements

                           HEALTH FITNESS CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)




                                                                  Three Months Ended                     Six Months Ended
                                                                       June 30,                              June 30,
                                                               2001               2000                 2001                2000
                                                           ------------        ------------        ------------        ------------
Revenue                                                    $  6,578,716        $  6,284,961        $ 13,005,172        $ 13,024,142
Cost of Revenues                                              5,091,116           4,749,313          10,150,586           9,693,651
                                                           ------------        ------------        ------------        ------------
Gross Profit                                                  1,487,600           1,535,648           2,854,586           3,330,491
Operating Expenses
 Salaries                                                       526,633             467,319           1,014,394             985,222
 Selling, general, and administrative                           614,567             606,649           1,104,068           1,229,249
 Re-engineering                                                    --                66,867                --               154,427
                                                           ------------        ------------        ------------        ------------
    Total operating expenses                                  1,141,200           1,140,835           2,118,462           2,368,898
                                                           ------------        ------------        ------------        ------------

Operating Profit                                                346,400             394,813             736,124             961,593
Other Income (Expense)
 Interest expense                                              (116,906)           (200,990)           (246,767)           (365,842)
 Gain on sale of subsidiary                                        --                  --               228,613                --
 Other, net                                                       5,771               8,875               4,753              29,734
                                                           ------------        ------------        ------------        ------------
Earnings Before Income Taxes                                    235,265             202,698             722,723             625,485
Income Taxes                                                     13,087                 (89)             43,087              (4,863)
                                                           ------------        ------------        ------------        ------------
Net Earnings                                               $    222,178        $    202,787        $    679,636        $    630,348
                                                           ============        ============        ============        ============
Net Earnings Per Share:
 Basic                                                     $       0.02        $       0.02        $       0.06        $       0.05
 Diluted                                                   $       0.01        $       0.02        $       0.05        $       0.05

Weighted Average Common Shares Outstanding
 Basic                                                       12,165,250          12,139,906          12,165,250          12,130,831
 Diluted                                                     12,711,750          12,541,911          12,701,142          12,532,836


    The accompanying notes are an integral part of the financial statements.

                           HEALTH FITNESS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                         Six Months Ended
                                                                                                             June 30,
                                                                                                     2001                 2000
                                                                                                 ------------          ------------
Cash Flows From Operating Activities:
         Net earnings                                                                            $    679,636          $    630,348
         Adjustments to reconcile net earnings  to net cash provided by operating activities:
         Common stock and warrants issued for services and compensation                                 7,019                 6,250
         Depreciation and amortization                                                                373,011               410,516
         Amortization  of financing costs                                                              58,166                  --
         Gain on sale of  subsidiary                                                                 (228,613)                 --
         Changes in operating assets and liabilities:
           Trade accounts and notes receivable                                                       (125,182)              562,973
           Prepaid expenses and other                                                                 (38,256)             (162,580)
           Other assets                                                                                 2,670                73,278
           Trade accounts payable                                                                    (227,702)             (542,522)
           Accrued liabilities and other                                                             (265,987)              161,675
           Deferred revenue                                                                             9,315              (576,921)
                                                                                                 ------------          ------------
            Net cash provided by operating activities                                                 244,077               563,017

Cash Flows From Investing Activities:
         Purchases of property and equipment                                                          (34,663)              (21,228)
         Net proceeds from sale of equipment                                                             --                   2,700
         Net proceeds from sale of subsidiary                                                         368,555                  --
         Payments in connection with earn-out provisions                                                 --                (168,290)
         Payment for non-compete agreement                                                            (30,000)                 --
                                                                                                 ------------          ------------
            Net cash provided by (used in) investing activities                                       303,892              (186,818)

Cash Flows From Financing Activities:
         Borrowings under line of credit                                                           13,579,686            13,632,210
         Repayments of line of credit                                                             (14,484,358)          (13,857,600)
         Proceeds from issuance of common stock                                                          --                  10,625
         Repayment of long term debt                                                                  (61,620)             (207,058)
                                                                                                 ------------          ------------
            Net cash used in financing activities                                                    (966,292)             (421,823)
                                                                                                 ------------          ------------
Net Decrease in Cash                                                                                 (418,323)              (45,624)
Cash at Beginning of Period                                                                           472,930               139,852
                                                                                                 ------------          ------------
Cash at End of Period                                                                            $     54,607          $     94,228
                                                                                                 ============          ============



The accompanying notes are an integral part of the financial statements

                           HEALTH FITNESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They should be read in conjunction with the annual financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, the interim consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the results for interim periods presented. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the operating results for the year ending December 31, 2001. The unaudited consolidated balance sheet as of December 31, 2000 has been derived from the audited balance sheet as of that date.

Certain reclassifications have been made to the consolidated financial statements as of and for the three and six months ended June 31, 2000. Such reclassifications had no effect on net income or stockholders' equity as previously reported.

NOTE 2.   FINANCING

In July 2000, the Company entered into a credit agreement with Coast Business Credit for a $5.0 million working capital facility. The interest rate on the loan is prime plus 3.0%, with future reductions based on the achievement of certain tangible net worth levels. Available credit under the loan is based upon certain profitability and cash collection multiples. As of June 30, 2001, the available credit was approximately $1,837,000. Borrowings under the credit agreement are collateralized by substantially all of the Company's assets. Additionally, the Company is subject to certain financial covenants that measure net worth, interest coverage and debt capacity. The Company is in compliance with all of the covenants in effect on June 30, 2001.

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

NOTE 5.  RECENT ACCOUNTING PRONOUNCEMENTS

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

o all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

o intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability

o goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

o effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator

The Company is currently reviewing the affect of these Statements on their financial statements.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2001 COMPARED TO THE QUARTER ENDED JUNE 31, 2000.

REVENUES. Revenues increased $294,000 or 4.7% to $6,579,000 for the three months ended June 30, 2001, from $6,285,000 for the three months ended June 30, 2000. This increase is primarily attributed to a $162,000 increase in management fee revenues from the Company's corporate fitness division along with a $283,000 increase in management fee revenues from the Company's hospital-based fitness division. These increases are primarily attributed to new contracts secured during the latter half of 2000. Offsetting this increase was a decrease in revenues of $151,000, of which $132,000 relates to the Company's sale of its IFCN subsidiary, and $19,000 relates to the Company's on-site physical therapy business, which experienced a decrease in contracts over 2000.

OPERATING PROFIT. Operating profit decreased $49,000 to $346,000 for the three months ended June 30, 2001, from $395,000 for the same period in 2000. This decrease is primarily attributed to $25,000 of nonrecurring management revenues that were recognized during the second quarter of 2000, which had no related expense. The Company also experienced an increase in employee-related costs for its corporate and hospital-based fitness facilities, with most of the increase being attributed to higher workers compensation and other employee benefits.

OTHER INCOME AND EXPENSE. Interest expense decreased $84,000 to $117,000 for the three months ended June 30, 2001, compared to $201,000 for the same period in 2000. This decrease is primarily attributed to a decrease in the interest rate on the Company's borrowings, as well as decreased levels of borrowing.

INCOME TAXES. Income tax expense increased $13,000 for the three months ended June 30, 2001 compared to the same period in 2000 due to minimum state and federal income taxes anticipated in 2001. The Company has offset the majority of its current income tax liability with the tax benefit of its recognition of previously incurred net operating loss carryforwards.

NET EARNINGS. As a result of the above, net earnings for the three months ended June 30, 2001 was $222,000, a $19,000 increase from the same period in 2000.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AS COMPARED TO THE SIX MONTHS ENDED JUNE 31, 2000.


REVENUES. Revenues decreased $19,000 or .2% to $13,005,000 for the six months ended June 30, 2001, from $13,024,000 for the six months ended June 30, 2000. This slight decrease is primarily attributed to a $459,000 loss of revenue from the Company's IFCN subsidiary, which was sold by the Company in January 2001. Also contributing to this decrease was a loss of revenue of $38,000 from the Company's on-site physical therapy division, which experienced a decrease in contracts over 2000. Offsetting this decrease in revenues was an increase in fitness center management revenues, including a $457,000 increase in the corporate fitness division and a $22,000 increase in the hospital-based fitness division, that resulted from new contracts secured during the latter half of 2000.

OPERATING PROFIT. Operating profit decreased $225,000 to $736,000 for the six months ended June 30, 2001, from $962,000 for the same period in 2000. This decrease is primarily attributed to $105,000 of nonrecurring management revenues that were recognized during the first six months of 2000, which had no related expense. The Company also experienced a $92,000 loss of operating income related to the sale of the IFCN subsidiary in January 2001, as well as increased employee-related costs for its corporate and hospital-based fitness facilities, which was primarily attributed to higher workers compensation and other employee benefits.

OTHER INCOME AND EXPENSE. Interest expense decreased $119,000 to $247,000 for the six months ended June 30, 2001, compared to $366,000 for the same period in 2000. This decrease is primarily attributed to a decrease in the interest rate on the Company's borrowings, as well as decreased levels of borrowing. Also, the Company recorded a $229,000 gain on sale of its IFCN subsidiary.

INCOME TAXES. Income tax expense increased $48,000 for the six months ended June 30, 2001 compared to the same period in 2000 due to minimum state and federal income taxes anticipated in 2001. The Company has offset the majority of its current income tax liability with the tax benefit of its recognition of previously incurred net operating loss carryforwards.

NET EARNINGS. As a result of the above, net earnings for the six months ended June 30, 2001 was $680,000, a $50,000 increase from the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company had negative working capital of $1,042,000 at June 30, 2001, versus negative working capital of $2,775,000 at June 31, 2000. The increase in working capital is due to the reduction of borrowings under the line of credit as well as the reduction of accounts payable and other obligations.

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

In July 2000, the Company entered into a credit agreement with Coast Business Credit for a $5.0 million working capital facility (the "Working Capital Facility"). Interest on the loan is at the prime rate plus 3.0%, with future reductions based on the achievement of certain net worth levels after March 31, 2001. Available credit under the Working Capital Facility is based upon certain profitability and cash collection multiples. As of June 30, 2001 the available credit was approximately $1,837,000. Additionally, the Company is subject to certain financial covenants that measure net worth, interest coverage and debt capacity. The Company is in compliance with all of the financial covenants in effect on June 30, 2001. The initial proceeds of the Working Capital Facility were used to pay off the Credit Facility with Abelco as well as the holders of certain subordinated debentures. The facility expires in July 2003.

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

CAUTIONARY STATEMENT

This Form 10-Q contains forward-looking statements within the meaning of federal securities laws. These statements include statements regarding intent, belief, or current expectations of the Company and its management and specifically includes the statement regarding cash expected to be available from operations. These forward-looking statements are not guarantees of the future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in these statements. Please refer to Management's Discussion and Analysis contained within the Company's Annual Report on Form 10-K for the year ended December 31, 2000, for cautionary statements on important factors to consider in evaluating the forward-looking statements included in this Form 10-Q.

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

No Change

Item 2. Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of the Company's shareholders was held on Wednesday, May 16, 2001.

         (b) Proxies for the Annual Meeting were solicited pursuant to Regulation A under the Securities Exchange Act of 1934, there was no solicitation in opposition to management's nominees, and the following persons were elected directors of the Company to serve until the next annual meeting of shareholders:

Nominee                    Number of Votes For     Number of Votes Withheld
-------                    -------------------     ------------------------
James A. Bernards                   8,764,906                      181,860
K. James Ehlen, M.D                 8,764,506                      182,260
Jerry V. Noyce                      8,856,576                       90,190
John C. Penn                        8,856,576                       90,190
Mark W. Sheffert                    8,764,706                      182,060
Linda Hall Whitmen                  8,856,576                       90,190
Rodney A. Young                     8,764,906                      181,860


         (c) By a vote of 8,515,641 shares in favor, 389,097 shares opposed, 42,028 shares abstaining, and no shares represented by broker nonvotes, the shareholders approved a 200,000 share increase in the number of shares reserved for the Company's 1995 Employee Stock Purchase Plan.

         (d) By a vote of 8,301,986 shares in favor, 607,280 shares opposed, 37,500 shares abstaining, and no shares represented by broker nonvotes, the shareholders approved an amendment to the Company's 1995 Stock Option Plan to permit incentive stock options to remain exercisable following termination of employment.

         (e) By a vote of 8,888,213 shares in favor, 22,692 shares opposed, 35,861 shares abstaining, and no shares represented by broker nonvotes, the shareholders approved the selection of Grant Thornton LLP as the Company's independent auditors for the current fiscal year.


Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

See Exhibit Index on page following signatures

(b)      Reports on Form 8-K

None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 13, 2001                     HEALTH FITNESS CORPORATION


                                        By  /s/ Jerry Noyce
                                          --------------------------------------
                                            Jerry Noyce
                                            Chief Executive Officer
                                            (Principal Executive Officer)


                                        By  /s/ Wesley Winnekins
                                          --------------------------------------
                                            Wesley Winnekins
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                             Officer)

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

3.2 Restated By-Laws of the Company - incorporated by reference to the Company's Registration Statement on Form SB-2 No. 33-83784C

4.1 Specimen of Common Stock Certificate - incorporated by reference to the Company's Registration Statement on Form SB-2 No.
                33-83784C

10.1* Health Fitness Corporation 1995 Stock Option plan as amended to date

11.0            Statement re Computation of per Share Earnings


*designates a management contract or compensatory plan or arrangement