Form 10-Q
period 2001-09-30
HEALTH FITNESS CORP /MN/
filed 2001-11-13
CIK 886432

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2001

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from ________________________ to _____________________

Commission file number:       0-25064
                       ---------------------

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

         The number of shares outstanding of each of the registrant's classes of capital stock, as of November 9, 2001 was:

                 Common Stock, $.01 par value, 12,265,250 shares

                           HEALTH FITNESS CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS
                                TABLE OF CONTENTS


                                                                            PAGE
PART I.       FINANCIAL INFORMATION

  Item 1.     Consolidated Financial Statements

              Consolidated Balance Sheets as of September 30, 2001 and       F-1
              December 31, 2000

              Consolidated Statements of Earnings for the three and nine     F-2
              months ended September 30, 2001 and 2000

              Consolidated Statements of Cash Flows for the nine             F-3
              months ended September 30, 2001 and 2000

              Notes to Consolidated Financial Statements                     F-4


  Item 2.     Management's Discussion and Analysis of Financial Condition     3
              and Results of Operations


  Item 3.     Quantitative and Qualitative Disclosures About Market Risk      5


PART II.      OTHER INFORMATION                                               6

  Item 1.     Legal Proceedings

  Items 2-3.  Not Applicable

  Item 4.     Submission of Matters to a Vote of Security Holders

  Item 5.     Not Applicable

  Item 6.     Exhibits and reports on Form 8-K




  Signatures                                                                  8

                           HEALTH FITNESS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
--------------------------------------------------------------------------------


                                                                                September 30,           December 31,
                                                                                    2001                   2000
                                                                                -------------           ------------

ASSETS

Current Assets
    Cash                                                                         $     55,041           $    472,930
    Trade and other accounts receivable, less allowance for
      doubtful accounts of $159,400 and $262,600, respectively                      3,496,435              3,266,277
    Prepaid expenses and other                                                        122,756                 47,789
                                                                                 ------------           ------------
           Total current assets                                                     3,674,232              3,786,996

Property and Equipment, net                                                           200,632                257,947

Other Assets
    Goodwill, less accumulated amortization of
         $2,494,600 and $2,183,400, respectively                                    5,382,821              5,783,550
    Intangible assets, less accumulated amortization of
       $561,200 and $551,900, respectively                                            244,639                493,947
    Trade and other notes receivable                                                     --                   73,380
    Other                                                                                 778                  3,448
                                                                                 ------------           ------------
                                                                                 $  9,503,102           $ 10,399,268
                                                                                 ============           ============

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
    Note payable                                                                 $  1,456,146           $  2,685,802
    Current maturities of long-term obligations                                        45,397                101,850
    Trade accounts payable                                                            155,753                357,117
    Accrued salaries, wages, and payroll taxes                                      1,117,900                927,193
    Other accrued liabilities                                                         412,489                842,783
    Deferred revenue                                                                1,195,997              1,264,674
                                                                                 ------------           ------------
           Total current liabilities                                                4,383,682              6,179,419

Long-term Obligations, less current maturities                                           --                   24,954

Commitments and Contingencies                                                            --                     --

Stockholders' Equity
    Preferred stock, $0.01 par value; 5,000,000 shares authorized,
         none issued or outstanding                                                      --                     --
    Common stock, $0.01 par value; 25,000,000 shares authorized;
         12,265,250 and 12,165,250 shares issued and outstanding,
         respectively                                                                 122,653                121,653

    Additional paid-in capital                                                     16,982,522             16,921,503

    Accumulated deficit                                                           (11,985,755)           (12,848,261)
                                                                                 ============           ============
                                                                                    5,119,420              4,194,895
                                                                                 ------------           ------------
                                                                                 $  9,503,102           $ 10,399,268
                                                                                 ============           ============


The accompanying notes are an integral part of the financial statements

                           HEALTH FITNESS CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)




                                                        Three Months Ended                     Nine Months Ended
                                                          September 30,                           September 30,
                                                 --------------------------------        --------------------------------
                                                     2001                2000                2001                2000
                                                 ------------        ------------        ------------        ------------

Revenues                                         $  6,356,489        $  6,495,863        $ 19,361,661        $ 19,520,005

Cost of Revenues                                    4,837,067           5,020,621          14,987,667          14,765,113
                                                 ------------        ------------        ------------        ------------

Gross Profit                                        1,519,422           1,475,242           4,373,994           4,754,892

Operating Expenses
    Salaries                                          595,037             451,212           1,609,431           1,436,434
    Selling, general, and administrative              601,416             563,915           1,705,471           1,742,320
    Re-engineering                                       --               167,342                --               321,769
                                                 ------------        ------------        ------------        ------------
           Total operating expenses                 1,196,453           1,182,469           3,314,902           3,500,523
                                                 ------------        ------------        ------------        ------------

Operating Profit                                      322,969             292,773           1,059,092           1,254,369

Other Income (Expense)
    Interest expense                                 (108,188)           (185,687)           (354,955)           (551,529)
    Gain on sale of subsidiary                           --                  --               228,613                --
    Other, net                                        (16,736)               (596)            (11,988)             29,138
                                                 ------------        ------------        ------------        ------------
Earnings Before Income Taxes                          198,045             106,490             920,762             731,978
Income Taxes                                           15,169              28,622              58,256              23,759
                                                 ------------        ------------        ------------        ------------

Net Earnings                                     $    182,876        $     77,868        $    862,506        $    708,219
                                                 ============        ============        ============        ============

Net Earnings Per Share:

    Basic                                        $       0.01        $       0.01        $       0.07        $       0.06
    Diluted                                      $       0.01        $       0.01        $       0.07        $       0.06


Weighted Average Common Shares Outstanding
    Basic                                          12,264,163          12,272,792          12,198,583          12,133,675
    Diluted                                        12,503,377          12,273,301          12,400,063          12,146,344


The accompanying notes are an integral part of the financial statements.

                           HEALTH FITNESS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
--------------------------------------------------------------------------------


                                                                                   Nine Months Ended
                                                                                      September 30,
                                                                             -------------------------------
                                                                                2001                2000
                                                                             -----------         -----------

Cash Flows From Operating Activities:
   Net earnings                                                              $   862,506         $   708,219
   Adjustments to reconcile net earnings  to net cash provided by operating activities:
       Common stock and warrants issued for services and compensation             62,019                --
       Depreciation and amortization                                             557,238             627,591
       Amortization  of financing costs                                           87,249              26,667
       Gain on sale of  subsidiary                                              (228,613)               --
       Changes in operating assets and liabilities:
         Trade accounts and notes receivable                                    (163,381)             35,836
         Prepaid expenses and other                                              (77,067)            (77,401)
         Other assets                                                              2,670              74,414
         Trade accounts payable                                                 (181,304)           (427,502)
         Accrued liabilities and other                                          (196,239)             12,504
         Deferred revenue                                                        (16,945)           (218,525)
                                                                             -----------         -----------
                Net cash provided by operating activities                        708,133             761,803

Cash Flows From Investing Activities:
   Purchase of property and equipment                                           (103,514)            (48,217)
   Net proceeds from sale of equipment                                              --                 2,700
   Net proceeds from sale of subsidiary                                          368,555                --
   Payments in connection with earn-out provisions                                  --              (203,541)
   Payments for non-compete agreement                                            (30,000)            (60,000)
                                                                             -----------         -----------
                Net cash provided by (used in) investing activities              235,041            (309,058)

Cash Flows From Financing Activities:
   Net borrowings (payments)  under line of credit                            (1,229,656)             29,833
   Proceeds from issuance of common stock                                           --                12,471
   Payment on subordinated notes payable                                            --              (115,000)
   Payment of financing costs                                                    (50,000)           (226,831)
   Repayment of long term debt                                                   (81,407)           (195,863)
                                                                             -----------         -----------
                Net cash used in financing activities                         (1,361,063)           (495,390)
                                                                             -----------         -----------

Net Decrease in Cash                                                            (417,889)            (42,645)

Cash at Beginning of Period                                                      472,930             139,852
                                                                             -----------         -----------

Cash at End of Period                                                        $    55,041         $    97,207
                                                                             ===========         ===========

The accompanying notes are an integral part of the financial statements.

                           HEALTH FITNESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They should be read in conjunction with the annual financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, the interim consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the results for interim periods presented. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the operating results for the year ending December 31, 2001. The unaudited consolidated balance sheet as of December 31, 2000 has been derived from the audited balance sheet as of that date.

Certain reclassifications have been made to the consolidated financial statements as of and for the three and nine months ended September 31, 2000. Such reclassifications had no effect on net earnings or stockholders' equity as previously reported.

NOTE 2.   FINANCING

The Company maintains a credit agreement with Coast Business Credit for a $5.0 million working capital facility: the facility bears interest at prime plus 3.0% (effective rate of 9.50% and 12.50% at September 30, 2001 and December 31,
2000), with future reductions based on the achievement of certain tangible net worth levels, and expires in July 2003. Available credit under the loan is based upon certain profitability and cash collection multiples. As of September 30, 2001, the available credit was approximately $1,738,000. Borrowings under the credit agreement are collateralized by substantially all of the Company's assets. Additionally, the Company is subject to certain financial covenants that measure net worth, interest coverage and debt capacity. The Company is in compliance with all of the covenants in effect on September 30, 2001.

NOTE 3.  INCOME TAXES

Income taxes were calculated based on management's estimate of the Company's effective tax rate. Income tax expense represents minimum state income taxes as well as federal taxes due because of alternative minimum tax calculations.

NOTE 4.  SALE  OF SUBSIDIARY

Effective January 1, 2001, the Company sold its subsidiary, International Fitness Club Network (IFCN). The subsidiary was in the business of organizing and maintaining a network of commercial fitness and health clubs and marketing memberships in such clubs to employers and insurance companies. The Company received net proceeds of approximately $369,000, net of selling costs of approximately $56,000, and recorded a gain on sale of approximately $229,000.

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

o effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator

The Company is currently reviewing the effect of these Statements on its financial statements.

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


RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2001 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2000.

REVENUES. Revenues decreased $140,000 or 2.1% to $6,356,000 for the three months ended September 30, 2001, from $6,496,000 for the same period in 2000. This decrease is attributed to $223,000 of revenue that was lost from the termination of a multi-site contract at the beginning of the quarter. This decrease in revenue was partially offset by revenue derived from new management contracts secured during the latter half of 2000.

COST OF REVENUES. Cost of revenues, which is primarily comprised of wages and benefits for fitness center staff, decreased $184,000 to $4,837,000, or 76.1% of revenues for 2001, from $5,021,000, or 77.3% of revenues for 2000. This decrease is primarily attributed to the decrease in revenue explained previously. The decrease in cost of revenues as a percentage of revenues is primarily attributed to contract margin improvements.

OPERATING EXPENSES. Operating expenses consist primarily of administrative wages and benefits as well as selling, general and administrative operating expenses. For the three months ended September 30, 2001, operating expenses increased $14,000 to $1,196,000 from $1,182,000 for the same period of 2000. After subtracting from 2000 operating expenses a one-time charge of $116,000 relating to the Company's intent to merge with Healthtrax, operating expenses increased approximately $130,000. This increase is attributed to investments the Company has made, and will continue to make, in new personnel as well as sales and marketing programs to position for future growth opportunities.

OTHER INCOME AND EXPENSE. Interest expense decreased $78,000 to $108,000 for the three months ended September 30, 2001, compared to $186,000 for the same period in 2000. This decrease is primarily attributed to a decrease in the interest rate on the Company's borrowings, as well as decreased levels of borrowing.

INCOME TAXES. Income tax expense increased $13,000 for the three months ended September 30, 2001 compared to the same period in 2000 due to minimum state and federal income taxes anticipated in 2001. The Company has offset the majority of its current income tax liability with the reduction of a portion of the valuation allowance previously recorded to offset net operating loss benefits..

NET EARNINGS. As a result of the above, net earnings for the three months ended September 30, 2001 increased $105,000 to $183,000 from $78,000 for the same period in 2000.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000.

REVENUES. Revenues decreased $158,000 or .8% to $19,362,000 for the nine months ended September 30, 2001, from $19,520,000 for the same period in 2000. This decrease is primarily attributed to a $540,000 loss of revenue from the Company's former IFCN subsidiary, as well as the $223,000 that was lost at the beginning of the third quarter due to a terminated contract. Offsetting these decreases are revenue increases of approximately $605,000 related to new management contracts the Company has secured since the latter part of 2000.

COST OF REVENUES. Cost of revenues increased $223,000 to $14,988,000, or 77.4% of revenues for 2001, from $14,765,000, or 75.6% of revenues for 2000. This increase is primarily attributed to an increase of approximately $496,000 in staff wages and benefits related to new management contracts. Offsetting this increase was a decrease in costs of approximately $325,000 related to the Company's former IFCN subsidiary. The increase in cost of revenues as a percentage of revenues from 2000 to 2001 is primarily attributed to the former IFCN subsidiary, whose ratio of costs to revenue through September 30, 2000 was 60.2%.

OPERATING EXPENSES. For the nine months ended September 30, 2001, operating expenses decreased $186,000 to $3,315,000 from $3,501,000 for the same period of 2000. After subtracting from 2000 operating expenses a one-time charge of $116,000 relating to the Company's intent to merge with Healthtrax , operating expenses from 2000 to 2001 decreased approximately $70,000. However, this decrease is beginning to reverse itself as the Company has made, and will continue to make, investments in personnel as well as sales and marketing programs to position for future growth opportunities.

OTHER INCOME AND EXPENSE. Interest expense decreased $197,000 to $355,000 for the nine months ended September 30, 2001, compared to $552,000 for the same period in 2000. This decrease is primarily attributed to a decrease in the interest rate on the Company's borrowings, as well as decreased levels of borrowing. The Company also recorded a $229,000 gain on the sale of its IFCN subsidiary during the first quarter of 2001.

INCOME TAXES. Income tax expense increased $34,000 for the nine months ended September 30, 2001 compared to the same period in 2000 due to minimum state and federal income taxes anticipated in 2001. The Company has offset the majority of its current income tax liability with the reduction of a portion of the valuation allowance previously recorded to offset net operating loss benefits.

NET EARNINGS. As a result of the above, net earnings for the nine months ended September 30, 2001 increased $155,000 to $863,000 from $708,000 for the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES
The Company had negative working capital of $709,000 at September 30, 2001, versus negative working capital of $2,846,000 at September 31, 2000. The increase in working capital is due to the reduction of borrowings under the line of credit as well as the reduction of accounts payable and other obligations.

In July 2000, the Company entered into a credit agreement with Coast Business Credit for a $5.0 million working capital facility (the "Working Capital Facility"). Interest on the Working Capital Facility is at the prime rate plus 3.0%, with future reductions based on the achievement of certain net worth levels, and expires in July 2003. Available credit under the Working Capital Facility is based upon certain profitability and cash collection multiples. As of September 30, 2001, 5 the available credit was approximately $1,738,000. Additionally, the Company is subject to certain financial covenants that measure net worth, interest coverage and debt capacity. The Company is in compliance with all of the financial covenants in effect on September 30, 2001. The initial proceeds of the Working Capital Facility were used to pay off the Credit Facility with Abelco as well as the holders of certain subordinated debentures.

The Company believes that sources of capital to meet future obligations for the remainder of 2001, and in 2002 ,will be in the form of cash provided by operations and by the Company's Working Capital Facility. The Company does not believe that inflation has had a significant impact on the results of its operations.

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

CAUTIONARY STATEMENT

This Form 10-Q contains forward-looking statements within the meaning of federal securities laws. These statements include statements regarding intent, belief, or current expectations of the Company and its management and specifically include the statement regarding cash expected to be available from operations. These forward-looking statements are not guarantees of the future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in these statements. Please refer to Management's Discussion and Analysis contained within the Company's Annual Report on Form 10-K for the year ended December 31, 2000, for cautionary statements on important factors to consider in evaluating the forward-looking statements included in this Form 10-Q.

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

None.

Item 4. Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of the Company's shareholders was held on Wednesday, May 16, 2001.

         (b) Proxies for the Annual Meeting were solicited pursuant to Regulation A under the Securities Exchange Act of 1934, there was no solicitation in opposition to management's nominees, and the following persons were elected directors of the Company to serve until the next annual meeting of shareholders:

                                        Number of                     Number of
    Nominee                             Votes For                   Votes Withheld
    -------                             ---------                   --------------
    James A. Bernards                   8,764,906                        181,860
    K. James Ehlen, M.D.                8,764,506                        182,260
    Jerry V. Noyce                      8,856,576                         90,190
    John C. Penn                        8,856,576                         90,190
    Mark W. Sheffert                    8,764,706                        182,060
    Linda Hall Whitman                  8,856,576                         90,190
    Rodney A. Young                     8,764,906                        181,860

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


Dated:  November 13, 2001           HEALTH FITNESS CORPORATION



                               By    /s/ Jerry Noyce
                                  ----------------------------------------------
                                    Jerry Noyce
                                    Chief Executive Officer
                                    (Principal Executive Officer)


                               By    /s/ Wesley Winnekins
                                  ----------------------------------------------
                                    Wesley Winnekins
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

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

       4.1 Specimen of Common Stock Certificate - incorporated by reference to the Company's Registration Statement on Form SB-2 No. 33-83784C

      10.1* Health Fitness Corporation 1995 Stock Option plan as amended to date - incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001

      11.0         Computation of per Share Earnings

*designates a management contract or compensatory plan or arrangement