Form 10-K
period 2001-12-31
HEALTH FITNESS CORP /MN/
filed 2002-03-28
CIK 886432

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K

               [x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

                          COMMON STOCK, $.01 PAR VALUE


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

           As of March 22, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last quoted price at which such stock was sold on such date as reported by the OTC Bulletin Board, was approximately $4,114,000.

           As of March 22, 2002, 12,265,250 shares of the registrant's common stock, $.01 par value, were outstanding.

ITEM 1. BUSINESS


OVERVIEW

Health Fitness Corporation, and its wholly-owned subsidiaries (collectively, the "Company"), provides fitness and wellness management services and programs to corporations, hospitals, communities and universities located in the United States and Canada. Additionally, the Company provides injury prevention programs and on-site physical therapy services. The Company's executive offices are located at 3500 W. 80th Street, Suite 130, Bloomington, Minnesota 55431, and its telephone number is (952) 831-6830.

Effective on January 1, 2001, the Company sold its International Fitness Club Network (IFCN) line of business, which organized and maintained a network of commercial fitness and health clubs and marketed memberships in such clubs to employees and insurance companies. IFCN accounted for approximately $656,000 in revenues and $612,000 in direct costs during 2000. The assets and liabilities of $332,000 and $85,000 of IFCN, remained on the Company's consolidated balance sheet at December 31, 2000.

FITNESS AND WELLNESS MANAGEMENT SERVICES AND PROGRAMS

FITNESS CENTER MANAGEMENT. The Company has been providing results-oriented fitness center management and consulting services since 1975. The Company currently is under contract to manage 160 corporate and 11 hospital, community or university based fitness centers located across the United States and Canada.

Major corporations and hospitals invest in fitness centers and in wellness for several reasons. First, there is a body of research that indicates that healthier employees are more productive, experience reduced levels of stress and are absent from work less often due to sickness. Additionally, wellness benefits, and fitness benefits in particular, are considered high priorities as potential employees evaluate job opportunities with a given employer. Hospitals invest in fitness centers to create a new revenue source that is not subject to insurance or government reimbursements and to address community health inniatives. The Company's sales staff markets to corporations, hospitals, communities and universities primarily through telemarketing and direct mail initiatives.

The Company provides a full range of development, management and marketing services for corporate and hospital-owned fitness centers. For the development of new fitness centers, the Company provides a wide selection of consulting services, including demographic analysis, space planning, interior design, floor plan design, selection and sourcing of fitness equipment and fitness programming design. Once a fitness center is established, the Company generally manages all aspects of fitness center operation, including fitness staff selection, development and implementation of programs, as well as general fitness and facility management supported by well-defined quality assurance guidelines.

Over the past year, the Company has invested considerable time and resources developing a full menu of fee-for-service programs and services to better meet the fitness and health needs of its individual customers. These programs and services include:

        HFC ASSESSMENT SERVICES. A full range of tools to assess the health and well-being of selected individuals, including health risk assessments, screenings, data management and education. General wellness or specific assessments provide measurable results and a pathway for effective intervention.

        HFC WELLNESS PROGRAMS. A comprehensive menu of lifestyle programs addressing the specific issues facing a company's workforce, including nutrition, weight loss, smoking cessation, stress management, back care and educational seminars.

        HFC FITNESS PROGRAMS. Customized exercise-based programs to meet individual, group and company needs, including personal training, back care and specialty group exercise classes.

        HFC TREATMENT SERVICES. On-site services designed to provide an effective model to prevent, manage and treat musculo-skeletal disorders in the work environment. Services include needs analysis and regulatory compliance consulting, ergonomic injury prevention and discomfort management. Currently, the Company provides preventative and rehabilitative physical therapy and occupational health services at 11 corporate sites in California and Kentucky.

In 1999, the Company:

1) sold or closed all units of its physical therapy clinic business segment;
2) sold its ProSource fitness equipment business segment;
3) sold its Isernhagen rehabilitative products and services line of business;
   and
4) sold The Preferred Companies (PTPA) managed care network line of business.

The physical therapy clinics business segment, and the ProSource fitness equipment business segment were classified as discontinued operations. Revenues and direct expenses of $1,411,000 and $1,305,000, from the divested lines of business were included in ongoing operations in the Company's December 31, 1999 financial statements. While certain assets and liabilities related to the discontinued operations remained on the balance sheet at December 31, 2000, no new revenues or expenses were received or incurred from any of these sold or closed business segments.

On April 8, 1999, the Company retained The Manchester Companies, Inc., a Minneapolis-based multi-disciplinary professional services firm ("Manchester), which provides investment banking, finance, turnaround and management advisory services to small and middle market companies. Manchester has provided the Company with senior management services, assisted with the sale of various business segments and lines of business, and assisted with the design and execution of the Company's re-engineering effort. Effective January 31, 2001, the Company ceased using Manchester's services for its re-engineering efforts due to the hiring of a permanent management team.

COMPETITION

Within the business-to-business fitness center management industry, there are relatively few national competitors. However, virtually all markets are home to regional providers that manage anywhere from one or two sites to several sites across state lines. With its national presence and over 20 years of history, management believes that the Company is recognized as a leading provider of fitness management services and is well positioned to compete in this industry.

PROPRIETARY RIGHTS

The Company does not believe it has any significant proprietary rights.

GOVERNMENT REGULATION

Management believes that there currently is no significant government regulation which materially limits the Company's ability to provide fitness management and consulting services to its corporate and hospital-based clients.

EMPLOYEES

At December 31, 2001, the Company had 463 full-time and 1,467 part-time employees engaged in operations. The Company's part-time employees are primarily engaged in the staffing of the fitness centers that the Company operates for its clients. The Company currently does not have a collective bargaining relationship with its employees and management believes its relationship with employees is good.

INDEMNIFICATION OBLIGATIONS

A majority of the Company's management contracts with its fitness center clients include a provision that obligates the Company to indemnify and hold harmless its fitness center clients and their employees, officers and directors from any and all claims, actions and/or suits (including attorneys' fees) arising directly or indirectly from any act or omission of the Company or its employees, officers or directors in connection with the operation of the Company's business. A majority of these management contracts also include a provision that obligates the clients to indemnify and hold the Company harmless against all liabilities arising out of the acts or omissions of the clients, their employees and agents. The Company can make no assurance that the estimated amount of claims or that any such claims by its fitness center clients, or their employees, officers or directors, will not be made in the course of operating the Company's business.

INSURANCE

The Company maintains general premises liability insurance of $6,000,000 per occurrence and $6,000,000 in the aggregate per location for each of its fitness centers and its executive offices. While the Company believes its insurance policies to be sufficient in amount and coverage for its current operations, there can be no assurance that coverage will continue to be available in adequate amounts or at a reasonable cost, and there can be no assurance that the insurance proceeds, if any, will cover the full extent of loss resulting from any claims. The Company does not expect to incur any rate increases relative to the renewal of its liability insurance policies.

ITEM 2. PROPERTIES

The Company leases approximately 7,000 square feet of commercial office space at 3500 W. 80th Street, Bloomington, Minnesota 55431, under a lease that expires July 2002. The Company's monthly base rent for this office space is approximately $7,964, plus taxes, insurance and other related operating costs. Upon expiration of this lease, it will be necessary for the Company to source other office space to accommodate anticipated corporate staff increases over the next three to five years. Management believes that an additional 1,000 square feet will be adequate to accommodate this anticipated growth.

ITEM 3. LEGAL PROCEEDINGS

In April 2000, HealthSouth Corporation filed a lawsuit against the Company and two former employees in U.S. District Court in Minnesota arising out of HealthSouth's purchase of several rehabilitation and physical therapy clinics from the Company in May 1999. HealthSouth claimed that the two former employees improperly diverted business away from the purchased clinics. HealthSouth claimed damages in excess of $3,000,000, alleging misrepresentations and breaches of warranties in the purchase agreement.

In February 2002, the U.S District Court in Minneapolis dismissed all of HealthSouth's claims in connection with a Summary Judgment filed by the Company, and issued an order awarding HFC a judgment of $43,156 for its counter claim relating to certain accounts receivable. Final judgment has not been entered due to other procedural issues with another defendant.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the quarter ended December 31, 2001.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

In April 1999, the Company was de-listed from the Nasdaq SmallCap Market (TM). Since that time, trading in the Company's common stock has been conducted in the over-the-counter markets (often referred to as "pink sheets") or on the OTC Bulletin Board.

The following table sets forth, for the periods indicated, the range of low and high sale prices for the Company's common stock.


            Calendar Year 2001:                     Low            High
                                                    ---            ----
                       Fourth quarter               $.35           $.81
                       Third quarter                 .55            .95
                       Second quarter                .41            .80
                       First quarter                 .33            .78

            Calendar Year 2000:                     Low            High
                                                    ---            ----
                       Fourth quarter               $.28           $.52
                       Third quarter                 .36            .52
                       Second quarter                .39           1.25
                       First quarter                 .56           1.78


At March 22, 2002, the published high and low sale prices for the Company's common stock were $0.49 and $0.46 per share respectively. At March 22, 2002, there were issued and outstanding 12,265,250 shares of common stock of the Company held by 389 shareholders of record. Record ownership includes ownership by nominees who may hold for multiple owners.

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

On July 2, 2001, the Company issued an aggregate of 100,000 shares of Common Stock to its five new outside directors as compensation for their initial election and ongoing service to the Company. The closing sale price of a share of the Company's Common Stock on that date was $.55. The Company relied on
Section 4(2) of the Securities Act of 1933 for an exemption from registration for such securities. A restrictive securities legend has been placed on the certificates representing the shares.

On March 19, 2001, the Company issued options to acquire an aggregate of 15,000 shares to a former board member as consideration for professional services.

ITEM 6. SELECTED FINANCIAL DATA

The information in the following table for each of the four years in the period ended December 31, 2001, has been audited by Grant Thornton, LLP. The information in the following table for the year ended December 31, 1997 has been audited by Deloitte & Touche. The data given below as of and for each of the five years in the period ended December 31, 2001, has been derived from the Company's Audited Consolidated Financial Statements. Data for 1997 has been restated to reflect discontinued operations as presented in 1998. Such data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein and with the Management's Discussion and Analysis of Financial Condition and Results of Operations.


                                                                        Years Ended December 31,

                                                 2001            2000             1999              1998              1997
                                                 ----            ----             ----              ----              ----
STATEMENT OF OPERATIONS DATA:
REVENUE                                      $25,910,000     $26,191,000     $ 26,195,000      $ 25,643,000      $ 21,480,000
INCOME (LOSS) FROM CONTINUING OPERATIONS       1,806,000         930,000       (1,402,000)         (941,000)         (943,000)
INCOME (LOSS) PER SHARE FROM CONTINUING
OPERATIONS:
    Basic                                           0.15            0.08            (0.12)            (0.08)            (0.12)
    Diluted                                         0.15            0.07            (0.12)            (0.08)            (0.12)
BALANCE SHEET DATA (AT DECEMBER 31):
TOTAL ASSETS                                  10,199,000      10,399,000       11,324,000        18,635,000        23,732,000
LONG-TERM DEBT                                        --          25,000          424,000           862,000         5,785,000
SHAREHOLDERS' EQUITY                           6,063,000       4,195,000        3,198,000         5,844,000        10,148,000


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS DESCRIPTION

Health Fitness Corporation provides fitness and wellness management services and programs to corporations, hospitals, communities and universities located in the United States and Canada. Fitness center based services include the development, marketing, and management of corporate, hospital, and community-based fitness centers, health related programming, and on-site physical therapy and occupational health services. While consumers of these services are typically corporate employees and individuals interested in a healthy lifestyle, revenues are generated almost exclusively through business to business, contractual relationships.

Effective January 1, 2001, the Company sold IFCN, which maintained and sold memberships in a network of independently-owned and operated commercial fitness and health clubs.


RESULTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

REVENUE

Revenues decreased $281,000 or 1.1% to $25,910,000 for 2001, from $26,191,000 for 2000. This decrease is primarily attributed to a $656,000 loss of revenue related to the sale of IFCN in January 2001. In July 2001, the Company lost a significant corporate contract that decreased revenue approximately $441,000 from 2000. The Company also experienced a $154,000 decrease in nonrecurring revenue between periods, which includes payments received for consulting services, fitness equipment purchases, performance bonuses and contract buyouts. By the end of 2001, the Company was able to offset these revenue decreases with new, recurring management revenues of approximately $970,000.

GROSS PROFIT

Gross profit decreased $581,000 or 9.1% to $5,805,000 for 2001, from $6,386,000 for 2000. Also, gross profit as a percent of revenue decreased to 22.4% for 2001 from 24.4% for 2000. These decreases are due to the following reasons:

         1. Approximately $223,000 of gross profit was lost as a result of the sale of IFCN. Since IFCN had a higher ratio of gross profit to revenue than the Company's other lines of business for 2000 (34% compared to 24%), the effect of this sale caused a .3 percentage points decrease between periods. This loss of gross profit, however, was replaced by a gain on sale of approximately $229,000, which has been recorded as Other Income (Expense) in the Company's Consolidated Statement of Operations.

         2. The $154,000 decrease in nonrecurring revenue discussed previously also contributed to the decrease in gross profit as no direct expenses were incurred to produce this revenue. This revenue decrease caused the ratio of gross profit to revenue to decrease approximately .4 percentage points between periods.

         3. In the Company's corporate fitness line of business, approximately $106,000 of additional unreimburseable staff compensation and benefit costs was incurred during 2001 on fixed fee management contracts. This caused a comparative decrease in the ratio of gross profit to revenue of approximately .4 percentage points.

         4. In the Company's hospital/community fitness line of business, a net gross profit decrease of approximately $110,000 occurred between 2001 and 2000 as additional fitness staff were added to new contracts during 2001 while management fees stayed fixed. These staff increases caused the ratio of gross profit to revenue to decrease approximately .5 percentage points between years.


OPERATING EXPENSES AND OPERATING INCOME

Operating expenses decreased $295,000 to $4,443,000 for 2001, from $4,738,000 for 2000. Operating expenses as a percent of revenue decreased to 17.1% for 2001 from 18.1% for 2000. Salaries for 2001 increased $277,000 to $2,117,000 from $1,840,000 for 2000. This increase is primarily attributed to the addition of new executive management staff subsequent to the completion of the Company's turnaround efforts, as well as non-cash stock-based compensation charges incurred with the issuance of stock to five new members of the board of directors in accordance with the Company's director compensation plan. Selling, general and administrative expenses decreased $192,000 to $2,326,000 for 2001 from $2,518,000 for 2000. This decrease is primarily attributed to lower selling expenses, and a continued focus on eliminating unnecessary operating expenses. Re-engineering expenses did not occur during 2001 as the Company had completed its turnaround process by the end of 2000.

Operating income decreased $286,000 to $1,362,000 for 2001, from $1,648,000 for 2000. This decrease is the net result of the changes in gross profit and operating expenses discussed previously.

INTEREST EXPENSE

Interest expense decreased $218,000 to $464,000 for 2001, from $682,000 for 2000. This decrease is due to lower average borrowings, lower interest rates and fees.

GAIN ON SALE OF SUBSIDIARY

The gain on sale of subsidiary represents the net proceeds realized upon the sale of IFCN.

OTHER INCOME (EXPENSE)

Other income (expense) increased $39,000 to an expense of $27,000 for 2001, from income of $12,000 for 2000. The expense for 2001 relates primarily to the write-off of fitness equipment that had been acquired by the Company in connection with the prior management of certain fitness centers.

INCOME TAXES

Income taxes decreased $754,000 to a benefit of $706,000 for 2001, from an expense of $48,000 for 2000. The Company has been consistently profitable on a quarterly basis over the past two years, and it is expected to continue this trend. Therefore, the Company has reduced its deferred tax valuation allowance. This change in estimate resulted in a 2001 income tax benefit of $777,000. The Company will continue to evaluate its results of operations and estimated future earnings on an ongoing basis to determine if the remaining deferred tax valuation allowance can be reduced.

DISCONTINUED OPERATIONS

There were no operating losses associated with discontinued operations in 2001.

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

REVENUE

For 2000, total revenues from continuing operations of $26,191,000 remained constant with revenues of $26,195,000 in 1999. Revenues decreased due to the sale of the Isernhagen and PTPA product lines in the third quarter of 1999 but were offset by increases in the corporate, hospital and community fitness center lines of business.

GROSS PROFIT

For 2000, gross profit increased $342,000 to $6,386,000 or 24.4% from $6,044,000 or 23.1% in 1999. Increases in gross profit in the corporate fitness center, IFCN and consulting lines of business were partially offset by the decrease in gross profit due to the sale of the PTPA and Isernhagen lines of business in 1999. The increase in gross profit at the corporate fitness center line of business was due to the elimination of lower margin management contracts. The increase in gross margin at IFCN and the consulting lines of business was entirely due to reductions in the cost of revenue for 2000 as compared to 1999.

OPERATING EXPENSES AND OPERATING INCOME (LOSS)

Operating expenses decreased $1,278,000 to $4,738,000 for 2000, and was 18.1% of sales as compared to $6,016,000 or 23.0% of sales in 1999. Operating income for 2000 increased $1,621,000, from $28,000 in 1999, to $1,649,000 for 2000.
Salaries and benefits for 2000 decreased $214,000 to $1,840,000 due to staffing reductions. Selling, general and administrative costs for 2000 decreased by $696,000 to $2,518,000, or 9.6% of sales as compared to $3,214,000 or 12.3% of sales in 1999. The decrease was primarily due to the achievement of targeted expense reductions, the reduction of bad debt expenses, the elimination of amortization relating to the PTPA and Isernhagen lines of business which were sold in 1999, and software replacement expenses recorded in 1999. Re-engineering expenses for 2000 decreased $368,000 to $380,000 from $748,000 for the same period in 1999. The decrease is due to the lack of noncompete expenses that were recorded in 1999 and a decrease in re-engineering related contract services, partially offset by due diligence expenses associated with a terminated merger.

INTEREST EXPENSE

Interest expense for 2000, which includes amortization of financing costs, was $682,000 or 2.6% as compared to $1,090,000 or 4.1% in 1999. The decrease is due to lower average borrowings, lower interest rates and fees, and lower financing costs.

OTHER INCOME (EXPENSE)

Other income (expense) decreased $266,000 to income of $12,000, for 2000, from an expense of $254,000 in 1999, primarily due to a $356,000 loss associated with the divestiture of the PTPA and Isernhagen lines of business in 1999.

INCOME TAXES

Income taxes were calculated based on management's estimate of the Company's effective tax rate. Income tax expense represents minimum state income taxes as well as federal taxes due because of alternative minimum tax calculations. Current income tax expense for 2000 was offset by utilization of net operating losses. Income tax benefits in 1999 were offset by a valuation allowance.

INCOME (LOSS) FROM CONTINUING OPERATIONS

As a result of the above, the Company's income from continuing operations increased $2,332,000 to $930,000 for 2000 compared to a loss from continuing operations of $1,402,000 in 1999.

DISCONTINUED OPERATIONS

There were no operating losses associated with discontinued operations in 2000.


CRITICAL ACCOUNTING POLICIES

Management believes the Company has not adopted any critical accounting policies that, if changed, would result in a material change in financial estimates, financial condition, results of operation or cash flows for the years ended December 31, 2001 and 2000. Refer to a description of the Company's significant accounting policies contained within the footnotes to the Company's audited financial statements contained herein.


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased significantly to $381,000 in 2001 from a deficit of $2,392,000 in 2000, largely due to the decrease in the deferred tax asset valuation allowance and reduction of notes payable and other current liabilities.

In July 2000, the Company entered into a credit agreement with Coast Business Credit for a $5.0 million working capital facility (the "Working Capital Facility"). Interest on the Working Capital Facility is at the prime rate plus 3.0%, with future reductions based on the achievement of certain net worth levels. The Working Capital Facility expires in July 2003. Available credit under the Working Capital Facility is based upon certain profitability and cash collection multiples. As of December 31, 2001, available credit under the Working Capital Facility was approximately $2,676,000, of which the Company had $1,442,000 outstanding. Additionally, the Company is subject to certain financial covenants that measure net worth, interest coverage and debt capacity. The Company is in compliance with all of the financial covenants in effect on December 31, 2001.

As of December 31, 2001, the Company has no off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities. Refer to the footnotes to the Company's audited financial statements contained herein for disclosure related to the Company's "Commitments and Contingencies."

The Company believes that sources of capital to meet future obligations will be provided by cash generated through operations and the Company's Working Capital Facility. The Company does not believe that inflation has had a significant impact on the results of its operations.


OUTLOOK AND TRENDS

The U.S. economy has been experiencing recessionary pressures, which has resulted in many large companies laying-off a significant number of employees. A few of the Company's customers have been affected by this economic downturn, which has resulted in the decrease of fitness staff at some locations, while at other locations, the Company has been faced with contract cancellations. Management believes that the effect of this economic downturn has not been material to the Company's results of operation. In fact, Management believes that major corporations will continue to make significant investments into employee fitness facilities and programs as a way to retain existing employees, as well as to recruit new employees when hiring needs increase. As one of the largest providers of corporate fitness services, the Company is poised to meet the needs of these companies.

An emerging trend within corporate fitness management relates to companies asking service providers to operate their fitness center on a cost-neutral or for-profit basis. These cost-conscious companies desire to minimize or eliminate the subsidization of their fitness centers by keeping costs within the revenues being realized from employee memberships and other sources of revenue. In connection with this form of business model, the Company would derive its management fee revenue not from its corporate client, but from the profits of the fitness center. In the case of a company that is developing a new fitness center for its employees, the application of this business model may require the Company to fund operating losses until enough memberships are sold to realize profitability. If the Company pursues this model, the Company believes it may have to fund operating losses for such centers up to twelve months before profitability is reached. Currently, the Company has not entered into any corporate relationships where this model is being implemented. However, the Company believes this model will enable it to leverage its experience managing for-profit fitness centers, and may result in higher gross margins and profitability. There can be no assurance that the Company will be able to manage such centers profitably or to fund losses for these centers until profitability is achieved.

Lastly, the Company intends to expand its revenue opportunities by offering wellness services and programs to its existing client base, including health assessment and screening services, wellness programs and educational seminars, personal fitness programming and workplace injury assessment, prevention and treatment services. There can be no assurance that the Company will be successful introducing such programs and services to its existing customers.


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

Forward-looking statements include all statements based on future expectations and specifically include statements relating to improving margins, growth of the market for corporate, hospital, and community based fitness centers, the development of new business models and the intention to expand the Company's programs and services. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, leverage and debt service (including sensitivity to fluctuations in interest rates) continued expansion of corporate, hospital, and community fitness center opportunities, and availability of sufficient working capital.

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

POTENTIAL DEPRESSIVE EFFECT ON PRICE OF COMMON STOCK ARISING FROM EXERCISE AND SALE OF EXISTING CONVERTIBLE SECURITIES:

At December 31, 2001, the Company had outstanding stock options and stock purchase warrants to purchase an aggregate 2,600,527 shares of common stock. The exercise of such outstanding stock options and stock purchase warrants and sale of stock acquired thereby may have a material adverse effect on the price of the Company's common stock. In addition, the exercise of such outstanding stock options and stock purchase warrants and sale of such Company's common stock could occur at a time when the Company would otherwise be able to obtain additional equity capital on terms and conditions more favorable to the Company.


MANAGEMENT OF COST-NEUTRAL OR FOR-PROFIT CENTERS:

The Company has not yet implemented its model of managing corporate centers on a cost-neutral or for-profit basis without receiving a management fee from the corporate owner of such centers. Corporate owned centers are resistant to significant membership fees and fee increases, and the Company may not be successful in sufficiently lowering costs and/or in raising service levels and associated revenues, as required to achieve this objective.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The Consolidated Balance Sheets of the Company as of December 31, 2001 and 2000, and the related Consolidated Statements of Operations, Stockholders' Equity, and Cash Flows for each of the three years in the period ended December 31, 2001, and the notes thereto have been audited by Grant Thornton LLP, independent certified public accountants.


                                    CONTENTS




                                                                           Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS......................... F-1

CONSOLIDATED FINANCIAL STATEMENTS

   CONSOLIDATED BALANCE SHEETS............................................. F-2

   CONSOLIDATED STATEMENTS OF OPERATIONS................................... F-3

   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY......................... F-4

   CONSOLIDATED STATEMENTS OF CASH FLOWS................................... F-5

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.............................. F-6

   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS........................ F-17

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors
Health Fitness Corporation
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Health Fitness Corporation and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Fitness Corporation and subsidiaries as of December 31, 2001 and 2000 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II of Health Fitness Corporation and subsidiaries for each of the three years in the period ended December 31, 2001. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.


/s/ Grant Thornton LLP

Minneapolis, Minnesota
February 21, 2002

HEALTH FITNESS CORPORATION

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000


                                                                                            2001              2000
                                                                                            ----              ----
ASSETS

CURRENT ASSETS
     Cash                                                                             $    221,008      $    472,930
     Trade and other accounts receivable, less allowance for doubtful accounts of
        $84,700 and $262,600 at December 31, 2001 and 2000                               3,388,856         3,266,277
     Prepaid expenses and other                                                            130,090            47,789
    Deferred tax asset                                                                     777,300                --
                                                                                      ------------      ------------
             Total current assets                                                        4,517,254         3,786,996

PROPERTY AND EQUIPMENT, net                                                                174,912           257,947

OTHER ASSETS
     Goodwill, less accumulated amortization of $2,568,600 and $2,183,400 at
        December 31, 2001 and 2000                                                       5,308,761         5,783,550
     Intangible assets, less accumulated amortization of $619,100 and $551,900 at
        December 31, 2001 and 2000                                                         186,737           493,947
     Trade notes receivable                                                                     --            73,380
     Other                                                                                  11,410             3,448
                                                                                      ------------      ------------
                                                                                      $ 10,199,074      $ 10,399,268
                                                                                      ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Note payable                                                                     $  1,442,304      $  2,685,802
     Current maturities of long-term obligations                                                --           101,850
     Trade accounts payable                                                                141,736           246,550
     Accrued salaries, wages, and payroll taxes                                            915,379         1,037,760
     Other accrued liabilities                                                             392,794           736,049
     Deferred revenue                                                                    1,243,946         1,264,674
     Net liabilities of discontinued operations                                                 --           106,734
                                                                                      ------------      ------------
             Total current liabilities                                                   4,136,159         6,179,419

LONG-TERM OBLIGATIONS, less current maturities                                                  --            24,954

COMMITMENTS AND CONTINGENCIES                                                                   --                --

STOCKHOLDERS' EQUITY
     Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued
            or outstanding                                                                      --                --
     Common stock, $0.01 par value; 25,000,000 shares authorized; 12,265,250 and
        12,165,250 shares issued and outstanding at December 31, 2001 and 2000             122,653           121,653
     Additional paid-in capital                                                         16,982,522        16,921,503
     Accumulated deficit                                                               (11,042,260)      (12,848,261)
                                                                                      ------------      ------------
                                                                                         6,062,915         4,194,895
                                                                                      ------------      ------------
                                                                                      $ 10,199,074      $ 10,399,268
                                                                                      ============      ============


See notes to consolidated financial statements.

HEALTH FITNESS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                                       2001               2000                1999
                                                                       ----               ----                ----
REVENUE                                                            $25,909,978        $26,190,671        $ 26,195,110

COSTS OF REVENUE                                                    20,105,139         19,804,356          20,151,180
                                                                   -----------        -----------        ------------
GROSS PROFIT                                                         5,804,839          6,386,315           6,043,930

OPERATING EXPENSES
     Salaries                                                        2,117,407          1,840,436           2,053,509
     Selling, general, and administrative                            2,325,583          2,517,634           3,214,160
     Re-engineering                                                         --            380,103             748,473
                                                                   -----------        -----------        ------------
             Total operating expenses                                4,442,990          4,738,173           6,016,142
                                                                   -----------        -----------        ------------
OPERATING INCOME                                                     1,361,849          1,648,142              27,788

OTHER INCOME (EXPENSE)
    Interest expense                                                  (464,039)          (681,847)         (1,089,904)
    Gain on sale of subsidiary                                         228,613                 --                  --
    Other, net                                                         (26,707)            12,321            (253,568)
                                                                   -----------        -----------        ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES         1,099,716            978,616          (1,315,684)
INCOME TAXES                                                          (706,285)            48,447              86,220
                                                                   -----------        -----------        ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                             1,806,001            930,169          (1,401,904)
                                                                   -----------        -----------        ------------
DISCONTINUED OPERATIONS
     Loss on disposal of segments                                           --                 --          (1,425,000)
                                                                   -----------        -----------        ------------
LOSS FROM DISCONTINUED OPERATIONS                                           --                 --          (1,425,000)
                                                                   -----------        -----------        ------------
NET INCOME (LOSS)                                                  $ 1,806,001        $   930,169        $ (2,826,904)
                                                                   ===========        ===========        ============
NET INCOME (LOSS) PER SHARE FROM CONTINUING OPERATIONS
     Basic                                                         $      0.15        $      0.08        $      (0.12)
     Diluted                                                              0.15               0.07               (0.12)


NET LOSS PER SHARE FROM DISCONTINUED OPERATIONS
     Basic                                                         $        --        $        --        $      (0.12)
     Diluted                                                                --                 --               (0.12)

NET INCOME (LOSS) PER SHARE:
     Basic                                                         $      0.15        $      0.08        $      (0.24)
     Diluted                                                              0.15               0.07               (0.24)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
     Basic                                                          12,232,283         12,133,085          11,982,610
     Diluted                                                        12,433,715         12,451,095          11,982,610


See notes to consolidated financial statements.

HEALTH FITNESS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                                                                        STOCKHOLDER
                                                                        ADDITIONAL                       NOTE AND         TOTAL
                                                 COMMON STOCK             PAID-IN       ACCUMULATED      INTEREST     STOCKHOLDERS'
                                             SHARES         AMOUNT        CAPITAL         DEFICIT       RECEIVABLE        EQUITY
                                             ------         ------        -------         -------       ----------        ------
BALANCE AT JANUARY 1, 1999                 11,884,413     $118,844     $16,725,126     $(10,951,526)     $(48,362)     $ 5,844,082

   Issuance of common stock
      through earnout provisions              128,465        1,285          77,576               --            --           78,861
   Issuance of common stock through
      stock purchase plan                      99,137          991          52,736               --            --           53,727
   Advances on notes receivable                    --           --              --               --        (4,753)          (4,753)
   Payments received on notes
     receivable                                    --           --              --               --        53,115           53,115
   Net loss                                        --           --              --       (2,826,904)           --       (2,826,904)
                                           ----------     --------     -----------     ------------      --------      -----------
BALANCE AT DECEMBER 31, 1999               12,112,015      121,120      16,855,438      (13,778,430)           --        3,198,128

   Issuance of common stock in
      connection with contract
       services and incentive
        compensation                            9,500           95           6,780               --            --            6,875
   Issuance of common stock through
      stock purchase plan                      41,672          417          12,054               --            --           12,471
   Issuance of common stock through
      earnout provisions                        2,063           21           8,231               --            --            8,252
   Issuance of warrants in connection
      with professional services
        rendered                                   --           --          39,000               --            --           39,000
   Net income                                      --           --              --          930,169            --          930,169
                                           ----------     --------     -----------     ------------      --------      -----------

BALANCE AT DECEMBER 31, 2000               12,165,250      121,653      16,921,503      (12,848,261)           --        4,194,895

   Issuance of common stock
      for board of directors
        compensation                          100,000        1,000          54,000               --            --           55,000
   Repricing of warrants
     previously issued                             --           --           3,234               --            --            3,234
   Issuance of options in connection
      with professional services
        rendered                                   --           --           3,785               --            --            3,785
   Net income                                      --           --              --        1,806,001            --        1,806,001
                                           ----------     --------     -----------     ------------      --------      -----------
BALANCE AT DECEMBER 31, 2001               12,265,250     $122,653     $16,982,522     $(11,042,260)     $     --      $ 6,062,915
                                           ==========     ========     ===========     ============      ========      ===========



See notes to consolidated financial statements.

HEALTH FITNESS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                                                    2001              2000             1999
                                                                                    ----              ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss )                                                          $  1,806,001      $    930,169      $ (2,826,904)
   Adjustment to reconcile net income (loss) to net cash provided by operating activities:
      Common stock, options, and warrants issued for professional
          services and compensation                                                  62,019            45,875                --
      Depreciation and amortization                                                 699,969           826,543           980,652
      Amortization of financing costs                                               116,332            58,166           585,260
      Deferred taxes                                                               (777,300)               --                --
      (Gain) loss on disposal of assets                                             (16,907)            1,420           356,195
      Asset impairment                                                                   --            25,000           255,000
      Discontinued operations                                                            --                --         1,425,000
      Gain on sale of subsidiary                                                   (228,613)               --                --
      Change in assets and liabilities:
        Trade accounts and notes receivable                                         (55,802)          140,275           335,523
        Prepaid expenses and other                                                  (84,401)          (36,850)           20,527
        Other assets                                                                 (7,962)           76,591            46,658
        Trade accounts payable                                                      (84,754)         (315,669)         (320,034)
        Accrued liabilities and other                                              (422,285)          301,574          (228,113)
        Deferred revenue                                                             31,003          (117,078)          238,557
        Discontinued operations                                                    (106,734)         (613,892)         (493,540)
                                                                               ------------      ------------      ------------
                  Net cash provided by operating activities                         930,566         1,322,124           374,781

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                              (124,384)          (48,217)           (6,397)
   Net proceeds from sale of subsidiary                                             392,198             2,700         1,316,613
   Payments in connection with earn-out provisions                                       --          (203,538)         (286,049)
   Net change in notes receivable                                                        --           168,026           363,590
   Payment of non-compete agreement                                                 (30,000)          (90,000)               --
   Discontinued operations                                                               --                --         2,751,967
                                                                               ------------      ------------      ------------
                  Net cash provided by (used in) investing activities               237,814          (171,029)        4,139,724

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under note payable                                                 26,568,592        30,326,170        34,134,335
   Repayments of note payable                                                   (27,812,090)      (30,502,496)      (38,211,900)
   Proceeds from (repayments) issuance of subordinated debt                              --          (115,000)          115,000
   Repayment of long term obligations                                              (126,804)         (229,711)         (417,018)
   Payment of financing costs                                                       (50,000)         (248,996)               --
   Proceeds from the issuance of common stock                                            --            12,471            53,727
   Discontinued operations                                                               --           (60,455)         (126,757)
   Other                                                                                 --                --            48,362
                                                                               ------------      ------------      ------------
                  Net cash used in financing activities                          (1,420,302)         (818,017)       (4,404,251)
                                                                               ------------      ------------      ------------
NET INCREASE (DECREASE) IN CASH                                                    (251,922)          333,078           110,254

CASH AT BEGINNING OF YEAR                                                           472,930           139,852            29,598
                                                                               ------------      ------------      ------------
CASH AT END OF YEAR                                                            $    221,008      $    472,930      $    139,852
                                                                               ============      ============      ============



See notes to consolidated financial statements.

HEALTH FITNESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


1.       NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Business - Health Fitness Corporation and its wholly owned subsidiaries (the Company) provide fitness and wellness management services and programs to corporations, hospitals, communities and universities located in the United States and Canada. Fitness and wellness management services include the development, marketing and management of corporate, hospital and community based fitness centers, injury prevention and work-injury management consulting, and on-site physical therapy.

         Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

         Cash and Cash Equivalents - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

         The Company maintains cash balances at several financial institutions which may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

         Property and Equipment - Property and equipment is stated at cost. Depreciation and amortization are computed using both straight-line and accelerated methods over the useful lives of the assets or the term of capital leases.

         Goodwill - Goodwill represents the excess of the purchase price and related costs over the fair value of the net assets of businesses acquired and is amortized on a straight-line basis over 15 or 20 years. Goodwill totaling $74,000 was written off during 2001 relating to the sale of a subsidiary (see note 2).

         Subsequent payments of earn-out provisions associated with acquisitions have been accounted for as adjustments to goodwill and amortized on a straight-line basis over the remaining life of the goodwill.

         The carrying value of goodwill and other intangible assets is assessed periodically or when factors indicating impairment are present. Projected undiscounted cash flows are used in assessing these assets.

HEALTH FITNESS CORPORATION

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


         Intangible Assets - The Company's intangible assets include noncompete agreements, deferred financing costs, and other intangible assets. Noncompete agreements consist of agreements with certain individuals which cover periods of two to seven years and prohibit the individuals from directly or indirectly competing with the Company and are amortized over the term of the noncompete agreement. Deferred financing costs are amortized on a straight-line method over the term of the credit agreement. Other intangible assets totaling $125,000 were written off against the proceeds of the sale of a subsidiary (see note
         2).

         Deferred Revenue - Deferred revenue represents billings in advance for the management of corporate and hospital-based fitness centers and amounts received in excess of revenues recognized to date on third-party payor contracts. Accounts receivable relating to deferred revenue were $1,123,197 and $1,074,598 at December 31, 2001 and 2000.

         Revenue Recognition - Revenue, except from third-party payor contracts, is recognized at the time the service is provided. Revenue from third-party payor contracts is recognized over the contract period.

         Net Income (Loss) Per Common Share - Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding, contingently issuable shares and common share equivalents relating to stock options, stock warrants, and convertible subordinated debt when dilutive.

         Common stock options and warrants to purchase 1,935,527 and 2,103,902 shares of common stock with a weighted average exercise price of $2.25 and $2.54 were excluded from the 2001 and 2000 diluted computation because they are anti-dilutive.

         Common stock options and warrants to purchase 2,800,219 shares of common stock with a weighted average exercise price of $2.73 and the assumed conversion of convertible subordinated notes into 383,333 shares of common stock were excluded from the 1999 diluted computation because they are anti-dilutive.

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

         Use of Estimates - Preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

HEALTH FITNESS CORPORATION

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


         Reclassifications - Certain 2000 and 1999 amounts have been reclassified to conform to the 2001 presentation. These reclassifications had no effect on net income (loss) or stockholder's equity as previously reported.


2.       SALE OF ASSETS

         On January 1, 2001, the Company sold the stock of a wholly owned subsidiary, David W. Pickering, Inc., a fitness club network provider. The Company received $425,000 and recorded a gain on sale of $228,613.

         Operating results for David W. Pickering, Inc. in 2000 and 1999 were as follows:

                                      Year ended December 31,
                                      -----------------------
                                         2000          1999
                                         ----          ----
         Revenue                       $656,127      $621,928
         Cost of revenue                432,779       537,315
                                       --------      --------
                 Gross profit           223,348        84,613
         Operating expenses             178,856        78,638
                                       --------      --------
                 Operating income      $ 44,492      $  5,975
                                       ========      ========


         On September 23, 1999, the Company sold the assets of Preferred Therapy Providers of America (PTPA), a preferred provider network of physical therapy clinics and Health Fitness Rehab, Inc., a provider of services designed to manage and prevent work related injuries. The Company received $1,550,000 and recorded a loss on sale of $356,195, recorded in other expense.


3.       DISCONTINUED OPERATIONS

         In 1998, the Company formally adopted a plan to dispose of its freestanding physical therapy clinics and fitness equipment business segments. The disposal of the segments was accounted for as discontinued operations.

         In 1999, the Company completed the sale of the segments for cash of $3,830,000 and two notes receivable totaling $95,000 and recorded a loss on the dispositions of $1,553,700. In the first quarter of 1999 the Company recorded $1,425,000 of expense due to actual losses from operations and the loss on sale exceeding original estimates.

HEALTH FITNESS CORPORATION

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


4.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at December 31:

                                                              Useful Life          2001           2000
                                                              -----------          ----           ----
         Leasehold improvements                              Term of lease      $   88,057     $   88,057
         Office equipment                                      3-7 years           886,724        837,139
         Software                                               3 years            156,581        172,137
         Health care equipment                                 1-5 years           362,876        379,835
                                                                                ----------     ----------
                                                                                 1,494,238      1,477,168
         Less accumulated depreciation and amortization                          1,319,326      1,219,221
                                                                                ----------     ----------
                                                                                $  174,912     $  257,947
                                                                                ==========     ==========


5.       FINANCING

         Note Payable - The Company maintains a credit agreement that provides for maximum borrowings of the lessor of $5.0 million or an amount as defined in the agreement based upon levels of eligible collections or earnings before interest, taxes, depreciation and amortization. Interest on outstanding borrowings is computed at the prime rate plus 3.0% with a minimum rate of 9.0% (effective rates of 9.0% and 12.5% at December 31, 2001 and 2000).

         The Company is required to pay minimum monthly interest equal to the effective interest rate times $2.5 million. The Company is also required to pay a monthly servicing fee of $2,000 and loan fees of $150,000, payable annually in $50,000 installments starting July 2000. The Company had approximately $1,234,000 available under the credit agreement at December 31, 2001. The credit agreement expires in July 2003.

         Borrowings under the credit agreement are collateralized by substantially all of the Company's assets. The credit agreement contains various restrictive covenants relating to tangible net worth, debt service coverage ratio and the quarterly measure of debt to EBITDA, of which the Company was in compliance with at December 31, 2001.

         Long-Term Obligations - Long-term obligations consisted of the present value of capital lease obligations and were paid in full during the year ended December 31, 2001.


6.       COMMITMENTS AND CONTINGENCIES

         Leases - The Company leases office space and equipment under operating leases. In addition to base rental payments, these leases require the Company to pay its proportionate share of real estate taxes, special assessments, and maintenance costs.

HEALTH FITNESS CORPORATION

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999



         The Company also leases certain equipment under agreements which substantially cover the estimated useful lives of the respective assets. These agreements were capitalized at the present value of the future minimum lease payments. These leases were paid in full during 2001. Costs incurred under operating leases are recorded as rent expense and totaled approximately $148,000, $213,000 and $245,000 for the years ended December 31, 2001, 2000 and 1999.

         Minimum rent payments due under operating leases are approximately as follows:

             Years ending December 31:
                2002                              $88,000
                2003                                6,000

         Benefit Plan - The Company has a defined contribution plan which conforms to IRS provisions for 401(k) plans. Employees are eligible to participate in the plan providing they have attained the age of 18 and have completed one month of service. Participants may contribute up to 15% of their earnings, and the Company may make certain matching contributions. The Company made matching contributions of approximately $122,000, $103,000 and $105,000 for the years ended December 31, 2001,
         2000 and 1999.

         Legal Proceedings - The Company is involved in various claims and lawsuits incident to the operation of its business. The Company believes that the outcome of such claims will not have a material adverse effect on its financial condition, results of operation, or cash flows.

         Independent Contractor - An independent contractor, who was an executive officer of the Company and a member of the Company's Board of Directors, assumed the functions of its Chief Financial Officer from July 1997 to April 1999. Expenses relating to these services provided totaled $98,729 for the year ended December 31, 1999.


7.       EQUITY TRANSACTIONS

         Issuance of Common Stock - During 2001, the Company issued a total of 100,000 shares of common stock to five new board of directors as compensation for their initial election and ongoing service to the Company.

         During 2000, the Company issued 9,500 shares of common stock in connection with contract services and incentive compensation to employees.

         During 1999, the Company issued 120,000 shares of common stock in connection with the PTPA acquisition in accordance with the purchase agreement. The stock was issued at the same time the operation was sold (see note 2).

HEALTH FITNESS CORPORATION

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999



         Stock Options - The Company has a stock option plan for the benefit of certain eligible employees and directors of the Company and its subsidiaries. A total of 766,170 shares of common stock are reserved for additional grants of options under the plans at December 31, 2001. Generally, the options outstanding (1) are granted at prices equal to the market value of the stock on the date of grant, (2) vest over various terms and, (3) expire over a period of five or ten years from the date of grant.

         A summary of the stock option activity is as follows:

                                                                           Weighted
                                                      Number of            Average
                                                        Shares          Exercise Price
                                                        ------          --------------
           Outstanding at January 1, 1999              1,617,577             $3.07
             Granted                                      95,250              0.52
             Forfeited                                  (728,922)             3.08
                                                       ---------             -----
           Outstanding at December 31, 1999              983,905              2.81
             Granted                                     315,000              0.30
             Forfeited                                  (330,000)             2.46
                                                       ---------             -----
           Outstanding at December 31, 2000              968,905              2.12
              Granted                                    412,000              0.66
              Forfeited                                 (147,075)             2.83
                                                       ---------             -----
           Outstanding at December 31, 2001            1,233,830             $1.54
                                                       =========             =====

                                                                           Weighted
                                                       Number of            Average
                                                         Shares          Exercise Price
                                                         ------          --------------
           Options exercisable at December 31:
             2001                                        799,663             $2.12
             2000                                        553,904              2.99
             1999                                        723,177              3.02

HEALTH FITNESS CORPORATION

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


         The following table summarizes information about stock options at December 31, 2001:

                                                 Options Outstanding                      Options Exercisable
                                                 -------------------                      -------------------
                                                  Weighted Average       Weighted                       Weighted
                                                      Remaining           Average                        Average
                Range of           Number         Contractual Life       Exercise        Number         Exercise
             Exercise Prices     Outstanding            Years              Price       Exercisable        Price
             ---------------     -----------            -----              -----       -----------        -----
            $0.30 - $0.44            320,000            4.63                $0.31         118,333         $0.31
             0.48 -  0.69            347,000            6.09                 0.59         137,000          0.58
             0.95                     70,000            9.59                 0.95          47,500          0.95
             2.25 -  3.00            396,830            3.03                 2.86         396,830          2.86
             4.00                    100,000            1.58                 4.00         100,000          4.00
                                  ----------                                              -------
                                   1,233,830            4.56                $1.54         799,663         $2.12
                                   =========                                              =======


         Had the fair value method been used for valuing options granted in 2001, 2000, and 1999 and 1998, the Company's net income (loss) and net income (loss) per share would have changed to the pro forma amounts indicated below:

                                               2001          2000           1999
                                               ----          ----           ----
         Net income (loss)                  $1,716,073     $758,350     $(3,015,828)

         Net income (loss) per share:
               Basic                        $     0.14     $   0.06     $     (0.25)
               Diluted                      $     0.14     $   0.05     $     (0.25)

         The proforma information above should be read in conjunction with the related historical information.

         The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:


                                                         2001          2000          1999
                                                         ----          ----          ----
         Dividend yield                                  None          None          None
         Expected volatility                            105.0%         78.6%         72.1%
         Expected life of option                     1 to 5 years     5 years    1 to 5 years
         Risk-free interest rate                         5.50%         6.18%         6.31%
         Weighted average fair value of options
            on grant date                                $0.35         $0.21         $0.21

         Employee Stock Purchase Plan - The Company maintains an Employee Stock Purchase Plan which allows employees to purchase up to 400,000 shares of the Company's common stock at 90% of the fair market value. There were no shares issued under this Plan during 2001 and the Company issued 41,672 and 99,137 shares under the Plan during 2000 and 1999. Fair value

HEALTH FITNESS CORPORATION

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999



         disclosures have not been made for shares under the Employee Stock Purchase Plan as such values are immaterial.

         Warrants - The Company has outstanding warrants to directors, selling agents, and consultants in consideration for services performed and in connection with the issuance of debt.

         During 2000, the Company issued warrants to purchase 150,000 shares of common stock in connection with professional services rendered to the Company during the year. The options were valued at $39,000 using the Black-Scholes valuation model. A summary of the stock warrants activity is as follows:


                                                                          Exercise
                                                    Number of              Price
                                                       Shares            Per Share
                                                       ------            ---------
         Outstanding at January 1, 1999              2,094,964          $1.65 - 4.00
           Granted                                      28,750           1.00
           Forfeited                                  (307,400)          2.63 - 4.00
                                                     ---------
         Outstanding at December 31, 1999            1,816,314           1.00 - 4.00
           Granted                                     198,316           0.30 - 3.00
           Forfeited                                  (397,133)          2.50 - 4.00
                                                     ---------
         Outstanding at December 31, 2000            1,617,497           0.30 - 4.00
            Forfeited                                 (250,800)          2.19 - 3.00
                                                     ---------
         Outstanding at December 31, 2001            1,366,697           0.30 - 4.00
                                                     =========

         Warrants exercisable at year-end:
           2001                                      1,366,697          $0.30 - 4.00
           2000                                      1,617,497           0.30 - 4.00
           1999                                      1,816,314           1.00 - 4.00


         Stockholder Note and Interest Receivable - Note and interest receivable are amounts due from a stockholder and officer of the Company at December 31, 1998. The amounts were settled in 1999.

8.       INCOME TAXES

         A reconciliation between taxes computed at the expected federal income tax rate and the effective tax rate for the years ended December 31 is as follows:

HEALTH FITNESS CORPORATION

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                                     2001              2000            1999
                                                                     ----              ----            ----
         Tax expense (benefit) computed at statutory rates        $   322,700       $ 316,300       $(932,000)
         State tax benefit, net of federal effect                      46,900          32,000          56,900
         Nondeductible goodwill amortization                          156,600         159,300         200,000
         Change in valuation allowance                             (1,237,300)       (447,500)        666,000
         Other                                                          4,815         (11,653)         95,320
                                                                  -----------       ---------       ---------
                                                                  $  (706,285)      $  48,447       $  86,220
                                                                  ===========       =========       =========


         At December 31, 2001, the Company had approximately $8,126,000 of federal operating loss carryforwards. The carryforwards expire through 2019.

         The components of deferred tax assets (liabilities) at December 31 consist of the following:

                                                              2001                 2000                1999
                                                              ----                 ----                ----
         Current:
           Allowance for accounts receivable              $    48,800         $   153,100         $   150,000
           Accrued employee benefits                           88,700              85,000              80,000
           Tax accounting change adjustment                         -            (119,700)           (120,000)
           Tax loss carryforwards                             639,800                   -                   -
           Reserve for discontinued operations                      -                   -             300,000
                                                          -----------         -----------         -----------
                Net current asset                             777,300             118,400             410,000

         Noncurrent:
           Tax accounting change adjustment                       -                   -              (120,000)
           Depreciation and amortization                        9,800              58,400            (115,000)
           Tax loss carryforwards                           2,461,400           3,505,300           3,981,000
           Other                                               30,000              56,400              30,000
                                                          -----------         -----------         -----------
                Net non-current asset                       2,501,200           3,620,100           3,776,000
                                                           ----------         -----------         -----------

         Net deferred tax asset                             3,278,500           3,738,500           4,186,000
         Less valuation allowance                          (2,501,200)         (3,738,500)         (4,186,000)
                                                           ----------         -----------         -----------
                                                          $   777,300         $         -         $         -
                                                          ===========         ===========         ===========


9.       SUPPLEMENTAL CASH FLOW DISCLOSURES

         Supplemental cash flow information and noncash investing and financing activities for the years ended December 31, is as follows:


                                                                 2001        2000          1999
                                                                 ----        ----          ----
         Cash paid for interest                                $475,312    $664,584     $1,155,989
         Issuance of common stock in connection with
            acquisitions                                              -           -         78,861
         Assignment of note payable and note receivable
            to third party                                            -     408,166              -

HEALTH FITNESS CORPORATION

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


10.      RECENT ACCOUNTING PRONOUNCEMENTS

         The Company adopted Financial Accounting Standard Boards (FASB) Statement of Financial Accounting Standards (SFAS) 141, "Business Combinations," and SFAS 142, "Goodwill and Intangible Assets" on January 1, 2002. These pronouncements, among other things, eliminate the pooling-of-interest method of accounting for business combinations and require intangible assets acquired in business combinations to be recorded separately from goodwill. The pronouncements also eliminate the amortization of goodwill and other intangible assets with indefinite lives and require negative goodwill be recognized as an extraordinary gain. Thereafter, goodwill and other intangible assets with indefinite lives will be tested for impairment annually or whenever an impairment indicator arises. Effective January 1, 2002, the Company discontinued the amortization of goodwill. The Company has determined goodwill relates to one reporting unit for purposes of impairment testing and expects to complete a transitional fair value based impairment test of goodwill by June 30, 2002.

         In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 retains the requirement from SFAS 121 to test a long-lived asset or asset group for impairment using a two-step impairment test whenever a triggering event occurs. SFAS 144 provides an additional triggering event, a current expectation that, more likely than not, a long-lived asset or asset group will be sold or disposed of significantly before the end of its previously estimated useful life would indicate the need to test that asset or asset group for impairment. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and is generally to be applied prospectively. SFAS 144 does not apply to goodwill and other intangible assets with indefinite lives, long-term customer relationships of financial institutions, financial instruments, deferred policy acquisition costs, deferred tax assets, and other long-lived assets for which the accounting is prescribed in certain other FASB Statements.

         The FASB also issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 applies to all entities that have legal obligations associated with the retirement of a tangible long-lived asset that result from acquisition, construction, or development and
         (or) normal operations of the long-lived asset. For purposes of SFAS 143, a liability for an asset retirement obligation should be recognized if the obligation meets the definition of a liability in FASB Concepts Statement 6, "Elements of Financial Statements," and if the amount of the liability can be reasonably estimated. Consequently, an entity should recognize a liability for an asset retirement obligation if (a) the entity has a duty or responsibility to settle an asset retirement obligation, (b) the entity has little or no discretion to avoid the future transfer or use of assets, and (c) the transaction or other event obligating the entity has occurred.

         The SFAS 144 and 143 should not have a material effect on the Company's financial statements.

HEALTH FITNESS CORPORATION

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


11.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                                                            Quarter ended
                                                                            -------------
                                                     March 31,       June 30,       September 30,     December 31,
                                                     ---------       --------       -------------     ------------
2001
   Revenue                                         $ 6,426,456    $ 6,578,716       $ 6,356,489       $ 6,548,317
   Gross profit                                      1,366,985      1,487,600         1,519,422         1,430,832
   Net income                                          457,458        222,178           182,876           943,489

   Net income per share
      Basic                                        $      0.04    $      0.02       $      0.01       $      0.08
      Diluted                                             0.04           0.02              0.01              0.08

   Weighted average common shares outstanding
        Basic                                       12,165,250     12,165,250        12,264,163        12,265,250
        Diluted                                     12,690,417     12,711,750        12,503,377        12,429,049

                                                                            Quarter ended
                                                                            -------------
                                                     March 31,        June 30,       September 30,     December 31,
                                                     ---------        --------       -------------     ------------
2000
   Revenue                                          $ 6,738,891     $ 6,284,961       $ 6,495,863      $ 6,670,956
   Gross profit                                       1,794,814       1,535,648         1,504,588        1,551,265
   Net income                                           427,561         202,787            77,868          221,953

   Net income per share
      Basic                                         $      0.04     $      0.02       $      0.01      $      0.01
      Diluted                                              0.03            0.02              0.01             0.01

   Weighted average common shares outstanding
        Basic                                        12,121,756      12,139,906        12,272,792       12,274,857
        Diluted                                      12,523,255      12,541,911        12,273,301       12,419,531

HEALTH FITNESS CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                 Balance at    Charged to      Charged to                         Balance
                                                  Beginning    Costs and     Other accounts      Deductions        at End
    Description                                  of Period      Expenses        Describe          Describe       of Period
    -----------                                  ---------      --------        --------          --------       ---------
Allowance for doubtful accounts and returns:

Year ended December 31, 2001                       $262,600     $(28,000)                -      $(149,900)(b)     $ 84,700

Year ended December 31, 2000                        187,900        98,000                -        (23,300)(b)      262,600

Year ended December 31, 1999                      1,101,200       429,700        45,500(a)     (1,388,500)(b)      187,900


(a)      Recovery of accounts receivable previously written off as uncollectible

(b)      Accounts receivable written off as uncollectible

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE




         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

           The names, ages and positions of the Company's executive officers are as follows:

        Name             Age                                 Position
Jerry V. Noyce           57       President, Chief Executive Officer and
                                     Director
Wesley W. Winnekins      40       Chief Financial Officer and Treasurer
James A. Narum           45       Senior Vice President-Corporate Business Development
Jeanne C. Crawford       44       Vice President-Human Resources and Secretary


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

           James A. Narum has been the Company's Senior Vice President-Corporate Business Development since December 2001, and served as Corporate Vice President of Operations-Corporate Health and Fitness Division from November 2000 to December 2001. From 1995 until November 2000, Mr. Narum was responsible for national operations in the Company's Corporate Health and Fitness Division. From 1983 to 1995, Mr. Narum was responsible for regional operations, sales, consulting, and client account management for Fitness Systems Inc., a provider of fitness center management services the Company acquired in 1995. Mr. Narum also currently represents HFC by serving on the Board of Directors for the Health Enhancement Research Organization (HERO).

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

           The information required by Item 10 relating to directors and compliance with Section 16 of the Exchange Act is incorporated herein by reference to the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" which appear in the Company's definitive proxy statement for its 2002 Annual Meeting.

ITEM 11. EXECUTIVE COMPENSATION

           The information required by Item 11 is incorporated herein by reference to the section entitled "Executive Compensation" which appears in the Company's definitive proxy statement for its 2002 Annual Meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The information required by Item 12 is incorporated herein by reference to the section entitled "Principal Shareholders and Management Shareholdings" which appears in the Company's definitive proxy statement for its 2002 Annual Meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The information required by Item 13 is incorporated herein by reference to the section entitled "Certain Transactions" which appears in the Company's definitive proxy statement for its 2002 Annual Meeting.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      Documents filed as part of this report.

                  (1) Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

                           Report of Grant Thornton LLP on Consolidated
                           Financial Statements and Financial Statement Schedule as of December 31, 2001 and 2000 and for each of the two years in the period ended December 31, 2001 and 2000

                           Consolidated Balance Sheets as of December 31, 2001 and 2000

                           Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999

                           Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001, 2000, and 1999

                           Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

                           Notes to Consolidated Financial Statements

                  (2) Financial Statement Schedules. The following consolidated financial statement schedule is included in Item 14(d):

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

         (b)      Reports on Form 8-K

                  The Company did not file any reports on from 8-K during the three months ended December 31, 2001.

                                   SIGNATURES


           In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 28, 2002                      HEALTH FITNESS CORPORATION


                                      By        /s/ Jerry Noyce.
                                         --------------------------------
                                           Jerry Noyce
                                           Chief Executive Officer
                                           (Principal Executive Officer)

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

    Signature                                                                                 Date
    ---------                                                                                 ----
    /s/ Jerry Noyce                   Chief Executive Officer and Director
--------------------------------
    Jerry Noyce                       (principal executive officer)                      March 28, 2002

    /s/ Wesley Winnekins              Chief Financial Officer
--------------------------------
    Wesley Winnekins                  (principal financial and accounting officer)       March 28, 2002

    /s/ James A. Bernards
--------------------------------
    James A. Bernard                  Director                                           March 28, 2002

    /s/ K. James Ehlen, MD
--------------------------------
    K. James Ehlen, MD                Director                                           March 28, 2002

    /s/ John C. Penn
--------------------------------
    John C. Penn                      Director                                           March 28, 2002

    /s/ Mark W. Sheffert
--------------------------------
    Mark W. Sheffert                  Director                                           March 28, 2002

    /s/ Linda Hall Whitman
--------------------------------
    Linda Hall Whitman                Director                                           March 28, 2002

    /s/ Rodney A. Young
--------------------------------
    Rodney A. Young                   Director                                           March 28, 2002

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

     *10.4 Amendment to Company's 1995 Stock Option Plan - incorporated by reference to Part II, Item 4 of the Company's Form 10-QSB for the quarter ended June 30, 1997

      10.8 Loan and Security Agreement dated July 14, 2000, by and among the Company and Coast Business Credit incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000

     *10.9 Employment agreement dated November 30, 2000 between Company and Jerry V. Noyce-incorporated by reference to the Company's Form 10K for the year ended December 31, 2000.

     *10.10 Employment agreement dated April 21, 1995 between the Company and James A. Narum, as amended October 19, 1999 and November 2, 2000-incorporated by reference to the Company's Form 10K for the year ended December 31, 2000.

     *10.11 Employment agreement dated February 9, 2001 between Company and Wesley W. Winnekins-incorporated by reference to the Company's Form 10K for the year ended December 31, 2000.

      10.12 Amendment dated March 1, 2001 to Standard Office Lease Agreement (Net) dated as of June 13, 1995 covering a portion of the Company's headquarters-incorporated by reference to the Company's Form 10K for the year ended December 31, 2000.

      21.1       Subsidiaries

      23.1       Consent of Grant Thornton LLP

  Exhibit No.     Description

      24.1       Power of Attorney (included on Signature Page)


---------------------
*Indicates management contract or compensatory plan or arrangement.