Form 10-Q
period 2002-03-31
HEALTH FITNESS CORP /MN/
filed 2002-05-09
CIK 886432

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002
                               --------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                 to
                               --------------     -------------

Commission file number:          0-25064
                       -----------------

                           HEALTH FITNESS CORPORATION
                           --------------------------
             (Exact name of registrant as specified in its charter)


Minnesota                                                                                                              41-1580506
---------------------------------------------------------------------------------------------------------------------------------
(State of incorporation or organization)                                                     (I.R.S. Employer Identification No.)

3500 West 80th Street, Bloomington, Minnesota                                                                               55431
---------------------------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                                               (Zip Code)

(952) 831-6830
---------------------------------------------------------------------------------------------------------------------------------
                               (Registrant's telephone number, including area code)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         The number of shares outstanding of each of the registrant's classes of capital stock, as of May 9, 2002 was:

                 Common Stock, $.01 par value, 12,265,250 shares

                           HEALTH FITNESS CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS
                                TABLE OF CONTENTS


                                                                                           PAGE
                                                                                           ----

    PART I.         FINANCIAL INFORMATION

        Item 1.     Consolidated Financial Statements

                    Consolidated Balance Sheets as of March 31, 2002 and                    F-1
                    December 31, 2001

                    Consolidated Statements of Earnings for the three                       F-2
                    months ended March 31, 2002 and 2001

                    Consolidated Statements of Cash Flows for the three                     F-3
                    months ended March 31, 2002 and 2001


                    Notes to Consolidated Financial Statements                              F-4


         Item 2.    Management's Discussion and Analysis of Financial Condition               3
                    and Results of Operations



         Item 3.    Quantitative and Qualitative Disclosures About Market Risk                5


    PART II.        OTHER INFORMATION                                                         6

         Item 1.    Legal Proceedings

         Items 2-5. Not Applicable

         Item 6.    Exhibits and reports on Form 8-K

         Signatures                                                                           7




                                                     HEALTH FITNESS CORPORATION
                                                    CONSOLIDATED BALANCE SHEETS
                                                            (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------
                                                                                           March 31,         December 31,
                                                                                             2002                2001
                                                                                        ----------------    ---------------
                                  ASSETS

Current Assets
    Cash                                                                                $     181,717       $     221,008
    Trade and other accounts  receivable, less allowance for doubtful
       accounts of $84,700                                                                  3,686,914           3,388,856
    Prepaid expenses and other                                                                144,908             130,090
    Deferred tax asset                                                                        617,500             777,300
                                                                                        ----------------    ---------------
           Total current assets                                                             4,631,039           4,517,254

Property and Equipment, net                                                                   153,672             174,912

Other Assets
    Goodwill                                                                                5,308,761           5,308,761
    Intangible assets, less accumulated amortization of $677,000 and
       $619,100, respectively                                                                 128,835             186,737
    Deferred tax asset                                                                        670,800                   -
    Other                                                                                      40,920              11,410
                                                                                        ----------------    ---------------
                                                                                        $  10,934,027       $  10,199,074
                                                                                        ================    ===============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current  Liabilities
    Note payable                                                                        $     983,443       $   1,442,304
    Trade accounts payable                                                                    110,761             141,736
    Accrued salaries, wages, and payroll taxes                                              1,277,587             915,379
    Other accrued liabilities                                                                 540,424             392,794
    Deferred revenue                                                                        1,171,576           1,243,946
                                                                                        ----------------    ---------------
           Total current liabilities                                                        4,083,791           4,136,159


Commitments and Contingencies                                                                       -                   -


Stockholders' Equity
    Preferred stock, $0.01 par value; 5,000,000 shares authorized; none
       issued  or outstanding                                                                       -                   -
    Common stock, $0.01 par value; 25,000,000 shares authorized;
       12,265,250 shares issued and outstanding                                               122,653             122,653
    Additional paid-in capital                                                             16,982,522          16,982,522

    Accumulated deficit                                                                   (10,254,939)        (11,042,260)
                                                                                        ----------------    ---------------
                                                                                            6,850,236           6,062,915
                                                                                        ----------------    ---------------
                                                                                        $  10,934,027       $  10,199,074
                                                                                        ================    ===============


The accompanying notes are an integral part of the financial statements.

                                                     HEALTH FITNESS CORPORATION
                                                CONSOLIDATED STATEMENTS OF EARNINGS
                                                            (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------

                                                                                                 Three Months Ended
                                                                                                      March 31,
                                                                                                2002              2001
                                                                                           ----------------  --------------

Revenue                                                                                    $ 6,687,394       $ 6,426,456

Cost of Revenues                                                                             5,213,103         5,059,471
                                                                                           ----------------  --------------
Gross Profit                                                                                 1,474,291         1,366,985

Operating  Expenses
    Salaries                                                                                   665,981           484,761
    Selling, general, and administrative                                                       412,248           492,501
                                                                                           ----------------  --------------
           Total operating expenses                                                          1,078,229           977,262
                                                                                           ----------------  --------------
Operating Profit                                                                               396,062           389,723

Other Income (Expense)
    Interest expense                                                                           (98,622)         (129,861)
    Gain on sale of subsidiary                                                                       -           228,613
    Other, net                                                                                  (1,747)           (1,017)
                                                                                           ----------------  --------------
Earnings Before Income Taxes                                                                   295,693           487,458
Income Tax Expense (Benefit)                                                                  (491,628)           30,000
                                                                                           ----------------  --------------

Net Earnings                                                                               $   787,321       $   457,458
                                                                                           ================  ==============

Net Earnings Per Share:
    Basic                                                                                  $                 $
                                                                                                  0.06              0.04
    Diluted                                                                                       0.06              0.03

Weighted Average Common Shares Outstanding
    Basic                                                                                   12,265,250        12,165,250
    Diluted                                                                                 12,396,891        12,690,417



The accompanying notes are an integral part of the financial statements.


                                                     HEALTH FITNESS CORPORATION
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (UNAUDITED)
------------------------------------------------------------------------------------------------------------------

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                           2002          2001
                                                                                      ----------------------------
Cash Flows From Operating Activities:
   Net earnings                                                                       $   787,321   $   457,458
   Adjustments to reconcile net earnings to net cash provided by operating activities:
       Common stock and warrants issued for services and compensation                           -         7,019
       Depreciation and amortization                                                       62,194       186,853
       Amortization  of financing costs                                                    29,083        29,083
       Deferred income taxes                                                             (511,000)            -
       Gain on sale of  subsidiary                                                              -      (228,613)
       Changes in operating assets and liabilities:
         Trade and other accounts receivable                                             (298,058)      107,608
         Prepaid expenses and other                                                       (14,818)      (61,844)
         Other assets                                                                     (29,510)          275
         Trade accounts payable                                                           (30,975)     (111,849)
         Accrued liabilities                                                              509,838       (14,314)
         Deferred revenue                                                                 (72,370)      (20,618)
                                                                                      ----------------------------
                     Net cash provided by operating activities                            431,705       351,058

Cash Flows From Investing Activities:
   Purchases of property and equipment                                                    (12,135)       (8,412)
   Net proceeds from sale of subsidiary                                                         -       368,555
   Payment for non-compete agreement                                                            -       (30,000)
                                                                                      ----------------------------
                Net cash provided by (used in) investing activities                       (12,135)      330,143

Cash Flows From Financing Activities:
   Borrowings under note payable                                                        6,201,955     6,674,870
   Repayments of note payable                                                          (6,660,816)   (7,595,857)
   Repayment of long term debt                                                                  -       (30,200)
                                                                                      ----------------------------
                Net cash  used in financing activities                                   (458,861)     (951,187)
                                                                                      ----------------------------

Net Decrease in Cash                                                                      (39,291)     (269,986)

Cash at Beginning of  Period                                                              221,008       472,930
                                                                                      ----------------------------

Cash at End of  Period                                                                $   181,717   $   202,944
                                                                                      ============================

The accompanying notes are an integral part of the financial statements.

                           HEALTH FITNESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They should be read in conjunction with the annual financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, the interim consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the results for interim periods presented. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the operating results for the year ending December 31, 2002.

NOTE 2.   NOTE PAYABLE

The Company maintains a credit agreement with Coast Business Credit for a $5.0 million working capital facility which expires in July 2003. The facility bears interest at the prime rate plus 3.0% with a minimum rate of 9.0% (effective rate of 9.0% at March 31, 2002 and December 31, 2001). Available credit under the loan is based upon certain profitability and cash collection multiples and was approximately $1,979,000 at March 31, 2002. Borrowings under the credit agreement are collateralized by substantially all of the Company's assets. Additionally, the Company is subject to certain financial covenants that measure net worth, interest coverage and debt capacity. The Company was in compliance with all of the covenants in effect as of March 31, 2002.

NOTE 3.  INCOME TAXES

Income taxes were calculated based on management's estimate of the Company's effective tax rate. Income taxes include a reduction of the deferred tax asset valuation allowance totaling $625,300, offset by $114,300 of income tax expense, and the recording of management's estimate of minimum state income taxes and federal taxes due because of alternative minimum tax calculations. The reduction of the Company's deferred tax asset valuation allowance is based upon the Company's estimate of future taxable income. The Company will continue to evaluate its results of operations and estimated future taxable income to determine when the remaining deferred tax valuation allowance of $1,875,900 can be reduced.

NOTE 4.  SALE OF SUBSIDIARY

Effective January 2001, the Company sold its subsidiary, International Fitness Club Network (IFCN). The subsidiary was in the business of organizing and maintaining a network of commercial fitness and health clubs and marketing memberships in such clubs to employers and insurance companies. The Company received net proceeds of approximately $369,000, including selling costs of approximately $56,000, and recorded a gain on sale of approximately $229,000.

NOTE 5. RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2002 the Company adopted Statement of Financial Accounting Standards (SFAS) 141, "Business Combinations," SFAS 142, "Goodwill and Intangible Assets," SFAS 143, "Accounting for Asset Retirement Obligations," and SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

SFAS 141 eliminates the pooling-of-interest method of accounting for business combinations and requires intangible assets acquired in business combinations to be recorded separately from goodwill. The adoption of SFAS 141 did not affect the Company's consolidated financial position or results of operations.

SFAS 142 eliminates the amortization of goodwill and other intangible assets with indefinite lives and requires that these assets be tested for impairment annually or whenever an impairment indicator arises using the two step impairment test outlined in SFAS 142. Effective January 1, 2002, the Company discontinued the amortization of goodwill. The first step of the goodwill impairment test, which must be completed within six months of the effective date of SFAS No. 142, will identify potential goodwill impairment. The second step of the goodwill impairment test, which must be completed prior to the issuance of the annual financial statements, will measure the amount of goodwill impairment loss, if any. The Company has not completed step one of the transitional goodwill impairment testing and expects to complete this test by the end of the second quarter in 2002. The Company has determined that its goodwill relates to one reporting unit for purposes of impairment testing and elected to complete the impairment testing of goodwill annually on December 31.

The pro forma effect of adopting SFAS 142 on net earnings and net earnings per share for the three months ended March 31, 2001 compared to actual results for the three months ended March 31, 2002 is as follows:


                                                                                   Three Months Ended
                                                                                       March 31,
                                                                                 2002              2001
                                                                             -------------      ------------


         Net earnings as reported                                                $787,321          $457,458
         Goodwill amortization                                                          -           106,692
                                                                             -------------      ------------

         Adjusted net earnings                                                   $787,321          $564,150

         Basic net earnings per share:
                  Net earnings per share as reported                               $ 0.06            $ 0.04
                  Goodwill amortization per share                                       -              0.01
                                                                             -------------      ------------


                  Adjusted net earnings per share                                  $ 0.06            $ 0.05

         Diluted net earnings per share:
                  Net earnings per share as reported                               $ 0.06            $ 0.03
                  Goodwill amortization per share                                       -              0.01
                  Adjusted net earnings per share                                  $ 0.06            $ 0.04


Amortization expense of other intangible assets totaled $57,902 for the three months ended March 31, 2002 and 2001. Amortization expense for the succeeding years is expected to be as follows:


     Years ending December 31:
          2002                                           $ 178,571
          2003                                            $ 58,166

SFAS 143 applies to all entities that have legal obligations associated with the retirement of a tangible long-lived asset that result from acquisition, construction, or development and (or) normal operations of the long-lived asset. For purposes of SFAS 143, a liability for an asset retirement obligation should be recognized if the obligation meets the definition of a liability in FASB Concepts Statement 6, "Elements of Financial Statements," and if the amount of the liability can be reasonably estimated. Consequently, an entity should recognize a liability for an asset retirement obligation if (a) the entity has a duty or responsibility to settle an asset retirement obligation, (b) the entity has little or no discretion to avoid the future transfer or use of assets, and
(c) the transaction or other event obligating the entity has occurred. The adoption of SFAS 143 did not affect the Company's consolidated financial position or results of operations.

SFAS 144 retains the requirement from SFAS 121 to test a long-lived asset or asset group for impairment using a two-step impairment test whenever a triggering event occurs and provides an additional triggering event, a current expectation that, more likely than not, a long-lived asset or asset group will be sold or disposed of significantly before the end of its previously estimated useful life would indicate the need to test that asset or asset group for impairment. The adoptions of SFAS 144 did not affect the Company's consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL. Health Fitness Corporation and its wholly owned subsidiaries (the Company), provides fitness and wellness management services and programs to corporations, hospitals, communities and universities located in the United States and Canada. Fitness and wellness management services include the development, marketing and management of corporate, hospital and community based fitness centers, injury prevention and work-injury management consulting, and on-site physical therapy. While consumers of these services are typically corporate employees and individuals interested in a healthy lifestyle, revenues are generated almost exclusively through business to business, contractual relationships.

Effective January 1, 2001, the Company sold its subsidiary, International Fitness Club Network (IFCN), which organized and maintained a network of commercial fitness and health clubs and marketed memberships in such clubs to employers and insurance companies.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2002 COMPARED TO THE QUARTER ENDED MARCH 31, 2001.

REVENUES. Revenues increased $261,000 or 4.1% to $6,687,000 for the three months ended March 31, 2002, from $6,426,000 for the three months ended March 31, 2001. Management fee and consulting revenues increased $184,000 or 2.9% while the on-site and occupational health services revenues increased $77,000 or 42.8% for the three months ended March 31, 2002, compared to the same period in 2001. These increases are attributed to the addition of new contracts and the expansion of several existing contracts.

OPERATING INCOME. Operating income increased $6,000 or 1.5 % to $396,000 for the three months ended March 31, 2002, from $390,000 for the same period in 2001. This increase in operating income is attributed to an increase in gross profit of $107,000 or 7.8%, and a decrease in the selling, general, and administrative expenses of $80,000 or 16.2%, offset by an increase of $181,000 in salaries expense. The increase in gross profit is the result of the addition of new contracts and the expansion of several existing contracts. The decrease in selling, general, and administrative expenses is primarily due to the adoption of SFAS 142, which eliminates the amortization of goodwill and intangible assets with indefinite lives. The amount of amortization expense related to goodwill in the three months ended March 31, 2001 totaled $107,000. The increase in salary expense is primarily attributed to additions to the sales and marketing staff, and increased benefits costs.

OTHER INCOME AND EXPENSE. Interest expense decreased $31,000 or 23.9% to $99,000 for the three months ended March 31, 2002, compared to $130,000 for the same period in 2001. This decrease is due to decreased levels of borrowing and a lower interest rate. The Company's cost of borrowed funds decreased from 11.50% for the first quarter of 2001, to 9.00% for the first quarter of 2002. Other income decreased $229,000 due the gain on sale of IFCN that was recognized in the first quarter of 2001.

INCOME TAXES. Income taxes decreased $522,000 to a benefit of $492,000 for the three months ended March 31, 2002 compared to an expense of $30,000 for the same period in 2001. The decrease is mainly due to a reduction of the deferred tax asset valuation of $625,300, offset by $114,300 of income tax expense. The reduction of the Company's deferred tax asset valuation allowance is based upon the Company's estimate of future taxable income. The Company will continue to evaluate its results of operations and estimated future taxable income to determine when the remaining deferred tax valuation allowance of $1,875,900 can be reduced.

NET EARNINGS. As a result of the above, net earnings for the three months ended March 31, 2002 increased $330,000 to $787,000 for the three months ended March 31, 2002, compared to $457,000 for the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES
The Company had working capital of $547,000 at March 31, 2002, compared to working capital of $381,000 at December 31, 2001. The increase in working capital is due to the increase in accounts receivable.

The Company maintains a credit agreement with Coast Business Credit for a $5.0 million working capital facility which expires in July 2003. The facility bears interest at the prime rate plus 3.0% with a minimum rate of 9.0% (effective rate of 9.0% at March 31, 2002 and December 31, 2001). Available credit under the loan is based upon certain profitability and cash collection multiples and was approximately $1,979,000 at March 31, 2002. Borrowings under the credit agreement are collateralized by substantially all of the Company's assets. Additionally, the Company is subject to certain financial covenants that measure net worth, interest coverage and debt capacity. The Company was in compliance with all of the covenants in effect as of March 31, 2002.

As of March 31, 2002, the Company has no off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities. Refer to the footnotes in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 for disclosure related to the Company's "Commitments and Contingencies."

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

CAUTIONARY STATEMENT

This Form 10-Q contains forward-looking statements within the meaning of federal securities laws. These statements include statements regarding intent, belief, or current expectations of the Company and its management and specifically include the statement regarding cash expected to be available from operations. These forward-looking statements are not guarantees of the future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in these statements. Please refer to Management's Discussion and Analysis contained within the Company's Annual Report on Form 10-K for the year ended December 31, 2001, for cautionary statements on important factors to consider in evaluating the forward-looking statements included in this Form 10-Q.

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


Dated:  May 9, 2002                         HEALTH FITNESS CORPORATION

..
                                            By            /s/ Jerry Noyce
                                               --------------------------------------------------
                                                     Jerry Noyce
                                                     Chief Executive Officer
                                                     (Principal Executive Officer)


                                            By           /s/ Wesley Winnekins
                                               --------------------------------------------------
                                                     Wesley Winnekins
                                                     Chief Financial Officer
                                                     (Principal Financial and Accounting Officer)




                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  EXHIBIT INDEX
                           HEALTH FITNESS CORPORATION
                                    FORM 10-Q


     Exhibit No.        Description
     -----------        -----------

            3.1         Articles of Incorporation, as amended, of the Company --
                        incorporated by reference to the Company's Quarterly
                        Report on Form 10-QSB for the quarter ended June 30,
                        1997
            3.2         Restated By-Laws of the Company -- incorporated by
                        reference to the Company's Registration Statement on
                        Form SB-2 No. 33-83784C
            4.1         Specimen of Common Stock Certificate -- incorporated by
                        reference to the Company's Registration Statement on
                        Form SB-2 No. 33-83784C
           10.1         Agreement of Purchase and Sale of Stock of David W. Pickering, Inc. dated
                        January 1, 2001-- incorporated by reference to the Company's Quarterly Report on form 10-QSB for the quarter ended March 31, 2001
           11.0         Statement re:  Computation of Earnings per Share
