Form 10-Q
period 2002-06-30
HEALTH FITNESS CORP /MN/
filed 2002-08-13
CIK 886432

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002
                               -------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                  to
                               --------------      -------------

Commission file number:          0-25064
                       -------------------

                           HEALTH FITNESS CORPORATION
                           --------------------------
             (Exact name of registrant as specified in its charter)

Minnesota                                                            41-1580506
-------------------------------------------------------------------------------
(State of incorporation or organization)    (I.R.S. Employer Identification No.)

3500 West 80th Street, Bloomington, Minnesota                             55431
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

(952) 831-6830
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                                                          [X] Yes [ ] No

         The number of shares outstanding of each of the registrant's classes of capital stock, as of August 12, 2002 was:

                Common Stock, $0.01 par value, 12,297,661 shares

                           HEALTH FITNESS CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS
                                TABLE OF CONTENTS

                                                                                        PAGE
    PART I.       FINANCIAL INFORMATION

      Item 1.     Consolidated Financial Statements

                  Consolidated Balance Sheets as of June 30, 2002 and                   F-1
                  December 31, 2001

                  Consolidated Statements of Earnings for the three and                 F-2
                  six months ended June 30, 2002 and 2001

                  Consolidated Statements of Cash Flows for the six                     F-3
                  months ended June 30, 2002 and 2001

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


                           HEALTH FITNESS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                               June 30,       December 31,
                                                                                 2002             2001
                                                                            ---------------    -----------
                                  ASSETS
Current Assets
    Cash                                                                    $    135,680     $    221,008
    Trade and other accounts receivable, less allowance for doubtful
       accounts of $84,200 and $84,700                                         3,815,645        3,388,856
    Prepaid expenses and other                                                   225,375          130,090
    Deferred tax asset                                                           537,500          777,300
                                                                            ------------     ------------
           Total current assets                                                4,714,200        4,517,254

Property and Equipment, net                                                      134,231          174,912

Other  Assets
    Goodwill                                                                   5,308,761        5,308,761
    Intangible assets, less accumulated amortization of $734,900 and
            $ 619,100                                                             70,939          186,737
    Deferred tax asset                                                         1,249,100               --
    Other                                                                         20,658           11,410
                                                                            ------------     ------------
                                                                            $ 11,497,889     $ 10,199,074
                                                                            ============     ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current  Liabilities
    Note payable                                                            $    995,827     $  1,442,304
    Trade accounts payable                                                       118,005          141,736
    Accrued salaries, wages, and payroll taxes                                 1,087,369          915,379
    Other accrued liabilities                                                    481,225          392,794
    Deferred revenue                                                           1,194,039        1,243,946
                                                                            ------------     ------------
           Total current liabilities                                           3,876,465        4,136,159

Commitments and Contingencies                                                         --               --

Stockholders' Equity
    Preferred stock, $0.01 par value; 5,000,000 shares authorized;
         none issued or outstanding                                                   --               --
    Common stock, $0.01 par value; 25,000,000 shares authorized;
       12,265,250 shares issued and outstanding                                  122,653          122,653

    Additional paid-in capital                                                16,982,522       16,982,522

    Accumulated deficit                                                       (9,483,751)     (11,042,260)
                                                                            ------------     ------------
                                                                               7,621,424        6,062,915
                                                                            ------------     ------------
                                                                            $ 11,497,889     $ 10,199,074
                                                                            ============     ============


The accompanying notes are an integral part of the financial statements.

                           HEALTH FITNESS CORPORATION
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                                   Three Months Ended                  Six Months Ended
                                                        June 30,                           June 30,
                                              -----------------------------    -------------------------------
                                                   2002            2001             2002              2001
                                              ------------     ------------    -------------     -------------
Revenue                                       $  6,686,808     $  6,578,716     $ 13,374,202     $ 13,005,172
Cost of Revenue                                  5,233,271        5,091,116       10,446,374       10,150,586
                                              ------------     ------------     ------------     ------------

Gross Profit                                     1,453,537        1,487,600        2,927,828        2,854,586

Operating Expenses
    Salaries                                       690,096          526,633        1,356,077        1,014,394
    Selling, general, and administrative           417,686          614,567          829,934        1,104,068
                                              ------------     ------------     ------------     ------------
           Total operating expenses              1,107,782        1,141,200        2,186,011        2,118,462
                                              ------------     ------------     ------------     ------------

Operating Income                                   345,755          346,400          741,817          736,124

Other Income (Expense)
    Interest expense                               (99,504)        (116,906)        (198,126)        (246,767)
    Gain on sale of subsidiary                          --               --               --          228,613
    Other, net                                      (3,535)           5,771           (5,282)           4,753
                                              ------------     ------------     ------------     ------------
Earnings Before Income Taxes                       242,716          235,265          538,409          722,723
Income Tax Expense                                 (96,828)         (94,087)        (230,500)        (289,087)
Income Tax Benefit                                 625,300           81,000        1,250,600          246,000
                                              ============     ============     ============     ============
Net Earnings                                  $    771,188     $    222,178     $  1,558,509     $    679,636
                                              ============     ============     ============     ============
Net Earnings Per Share:
    Basic                                     $       0.06     $       0.02     $       0.13     $       0.06
    Diluted                                           0.06             0.01             0.13             0.05

Weighted Average Common Shares Outstanding
    Basic                                       12,265,250       12,165,250       12,265,250       12,165,250
    Diluted                                     12,486,488       12,711,750       12,439,384       12,701,142



The accompanying notes are an integral part of the financial statements.

                           HEALTH FITNESS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                    ------------------------------------
                                                                                        2002                    2001
                                                                                    ---------------       --------------
Cash Flows From Operating Activities:
   Net earnings                                                                     $  1,558,509           $    679,636
   Adjustments to reconcile net earnings to net cash provided by operating activities:
       Common stock and warrants issued for services and compensation                         --                  7,019
       Depreciation and amortization                                                     120,036                373,011
       Amortization of financing costs                                                    58,166                 58,166
       Deferred taxes                                                                 (1,009,300)                    --
       Gain on sale of subsidiary                                                             --               (228,613)
       Changes in operating assets and liabilities:
         Trade and other accounts receivable                                            (426,789)              (125,182)
         Prepaid expenses and other                                                      (95,285)               (38,256)
         Other assets                                                                     (9,249)                 2,670
         Trade accounts payable                                                          (23,731)              (117,135)
         Accrued liabilities                                                             260,420               (376,554)
         Deferred revenue                                                                (49,907)                 9,315
                                                                                    ------------           ------------
                     Net cash provided by operating activities                           382,870                244,077

Cash Flows From Investing Activities:
   Purchases of property and equipment                                                   (21,721)               (34,663)
   Net proceeds from sale of subsidiary                                                       --                368,555
   Payment for non-compete agreement                                                          --                (30,000)
                                                                                    ------------           ------------
                Net cash provided by (used in) investing activities                      (21,721)               303,892

Cash Flows From Financing Activities:
   Borrowings under note payable                                                      13,178,903             13,579,686
   Repayments of note payable                                                        (13,625,380)           (14,484,358)
   Repayment of long term debt                                                                --                (61,620)
                                                                                    ------------           ------------
                Net cash used in financing activities                                   (446,477)              (966,292)
                                                                                    ------------           ------------
Net Decrease in Cash                                                                     (85,328)              (418,323)
Cash at Beginning of Period                                                              221,008                472,930
                                                                                    ------------           ------------
Cash at End of Period                                                               $    135,680           $     54,607
                                                                                    ============           ============

The accompanying notes are an integral part of the financial statements.

                           HEALTH FITNESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They should be read in conjunction with the annual financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, the interim consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the results for interim periods presented. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the operating results for the year ending December 31, 2002.

Certain reclassifications have been made to the consolidated financial statements as of and for the three and six months ended June 30, 2001 to conform to the presentation used in 2002. Such reclassifications had no effect on net earnings or stockholders' equity as previously reported.

NOTE 2.   NOTE PAYABLE

The Company maintains a credit agreement with Coast Business Credit for a $5.0 million working capital facility which expires in July 2003. The facility bears interest at the prime rate plus 3.0% with a minimum rate of 9.0% (effective rate of 9.0% at June 30, 2002 and December 31, 2001). Available credit under the loan is based upon certain profitability and cash collection multiples and was approximately $1,558,000 at June 30, 2002. Borrowings under the credit agreement are collateralized by substantially all of the Company's assets. Additionally, the Company is subject to certain financial covenants that measure net worth, interest coverage and debt capacity. The Company was in compliance with all of the covenants in effect as of June 30, 2002.

NOTE 3.  INCOME TAXES

Income taxes were calculated based on management's estimate of the Company's effective tax rate. Income taxes for the six months ended June 30, 2002 include a reduction of the deferred tax asset valuation allowance totaling $1,250,600, offset by $230,500 of income tax expense, which includes the recording of federal and state income taxes and management's estimate of minimum state income taxes and federal taxes due because of alternative minimum tax calculations. The reduction of the Company's deferred tax asset valuation allowance is based upon the Company's estimate of future taxable income. The Company will continue to evaluate its results of operations and estimated future taxable income to determine when the remaining deferred tax valuation allowance of $1,250,600 can be reduced.

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

NOTE 5.  LEASE COMMITMENT

On June 12, 2002, the Company amended its corporate office lease, effective November 1, 2002. The amended lease will move the corporate headquarters to a new office in the same building complex, and extend the term through October 31, 2007. In addition to base rental payments, the lease requires the company to pay its proportionate share of real estate taxes, special assessments, and maintenance costs. Minimum rent payments under this lease are approximately as follows:

Years ending December 31,
2002                       $17,000
2003                       102,000
2004                       104,000
2005                       106,000
2006                       108,000


NOTE 6. RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2002 the Company adopted Statement of Financial Accounting Standards (SFAS) 141, "Business Combinations," SFAS 142, "Goodwill and Intangible Assets," SFAS 143, "Accounting for Asset Retirement Obligations," and SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

SFAS 141 eliminates the pooling-of-interest method of accounting for business combinations and requires intangible assets acquired in business combinations to be recorded separately from goodwill. The adoption of SFAS 141 did not affect the Company's consolidated financial position or statement of earnings.

SFAS 142 eliminates the amortization of goodwill and other intangible assets with indefinite lives and requires that these assets be tested for impairment annually or whenever an impairment indicator arises using the two step impairment test outlined in SFAS 142. Effective January 1, 2002, the Company discontinued the amortization of goodwill.

The first step of the goodwill impairment test, which must be completed within six months of the effective date of SFAS No. 142, will identify potential goodwill impairment. The second step of the goodwill impairment test, which must be completed prior to the issuance of the annual financial statements, will measure the amount of goodwill impairment loss, if any. The Company has completed step one of the transitional goodwill impairment test, and determined that no potential impairment exists at June 30, 2002. The Company has determined that its goodwill relates to one reporting unit for purposes of impairment testing and elected to complete the impairment test of goodwill annually on December 31. The Company believes the results of the impairment test will not result in a write-down of its goodwill balance.

The pro forma effect of adopting SFAS 142 on net earnings and net earnings per share for the three and six-months ended June 30, 2001 compared to actual results for the three and six-months ended June 30, 2002 is as follows:

                                                                  Three Months Ended               Six Months Ended
                                                                       June 30,                         June 30,
                                                            ------------------------------  ------------------------------
                                                              2002              2001              2002              2001
                                                            --------------  -------------   -------------     -------------
Net earnings as reported                                    $     771,188   $     222,178   $   1,558,509     $     679,636
Goodwill amortization                                                  --         109,955              --           216,646
                                                            -------------   -------------   -------------     -------------
Adjusted net earnings                                       $     771,188   $     332,133   $   1,558,509     $     896,282
                                                            =============   =============   =============     =============
Basic net earnings per share:
                     Net earnings per share as reported     $        0.06   $        0.02   $        0.13     $        0.06
                     Goodwill amortization per share                   --            0.01              --              0.01
                                                            -------------   -------------   -------------     -------------
                     Adjusted net earnings per share        $        0.06   $        0.03   $        0.13     $        0.07
                                                            =============   =============   =============     =============

Diluted net earnings per share:
                     Net earnings per share as reported     $        0.06   $        0.01   $        0.13     $        0.05
                     Goodwill amortization per share                   --            0.01              --              0.01
                                                            -------------   -------------   -------------     -------------
                     Adjusted net earnings per share        $        0.06   $        0.02   $        0.13     $        0.06
                                                            =============   =============   =============     =============

                                       F-5

Amortization expense of other intangible assets totaled $57,896 for the three months ended June 30, 2002 and 2001, and totaled $115,798 for the six months ended June 30, 2002 and 2001. Amortization expense for the succeeding years is expected to be as follows:


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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2002 AS COMPARED TO THE QUARTER ENDED JUNE 30, 2001.

REVENUE. Revenue increased $108,000 or 1.6% to $6,687,000 for the three months ended June 30, 2002, from $6,579,000 for the three months ended June 30, 2001. Management fee and consulting revenue increased $42,000 or .7% while occupational health services revenue increased $66,000 or 37.1%. These increases are attributed to the addition of new contracts in our current lines of business and the expansion of existing contracts.

GROSS PROFIT. Gross profit decreased $34,000 or 2.3% to $1,454,000 for the three months ended June 30, 2002, from $1,488,000 for the three months ended June 30, 2001. This decrease in gross profit is primarily due to higher direct costs to manage certain contracts.

OPERATING INCOME. Operating income for the three months ended June 30, 2002 remained constant at $346,000 compared to the three months ended June 30, 2001. Operating income was affected by a decrease in gross profit, an increase in salary expense, and a decrease in selling, general, and administrative expense. For the three months ended June 30, 2002 as compared to the three months ended June 30, 2001, salary expense increased $163,000 or 31.0% and selling, general and administrative expenses decreased $197,000 or 32.0%. The increase in salary expense is primarily attributed to additions to the sales and marketing staff and increased employee benefits costs. The decrease in selling, general, and administrative expenses is due to lower contract service expenses and the adoption of SFAS 142, which eliminates the amortization of goodwill and intangible assets with indefinite lives. The amount of amortization expense related to goodwill in the three months ended June 30, 2001 totaled $110,000.

OTHER INCOME AND EXPENSE. Interest expense decreased $17,000 to $100,000 for the three months ended June 30, 2002, compared to $117,000 for the same period in 2001. This decrease is due to decreased levels of borrowing and a lower interest rate. The Company's cost of borrowed funds decreased from an average of 10.0% for the second quarter of 2001, to 9.0% for the second quarter of 2002.

INCOME TAXES. Income taxes on a net basis decreased $541,000 to a benefit of $528,000 for the three months ended June 30, 2002 compared to an expense of $13,000 for the same period in 2001. The decrease is mainly due to a $625,000 reduction of the Company's deferred tax asset valuation allowance, offset by $97,000 of income tax expense. The reduction of the Company's deferred tax asset valuation allowance is based upon the Company's estimate of future taxable income. The Company will continue to evaluate its results of operations and estimated future taxable income to determine when the remaining deferred tax valuation allowance of $1,251,000 can be reduced.

NET EARNINGS. As a result of the above, net earnings for the three months ended June 30, 2002 increased $549,000 to $771,000, compared to net earnings of $222,000 for the same period in 2001.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001.

REVENUE. Revenue increased $369,000 or 2.8% to $13,374,000 for the six months ended June 30, 2002, from $13,005,000 for the six months ended June 30, 2001. Management fee and consulting revenue increased $226,000 or 1.8% while occupational health services revenue increased $143,000 or 40.0% for the six months ended June 30, 2002, compared to the same period in 2001. These increases are attributed to the addition of new contracts in our current lines of business and the expansion of existing contracts.

GROSS PROFIT. Gross profit increased $73,000 or 2.6% to $2,928,000 for the six months ended June 30, 2002, from $2,855,000 for the six months ended June 30, 2001. The increase in gross profit is primarily attributed to the addition of new contracts and the expansion of existing contracts.

OPERATING INCOME. Operating income for the six months ended June 30, 2002 increased $6,000 to $742,000, a .8% increase from $736,000 for the six months ended June 30, 2001. This increase in operating income is primarily attributed to the increase in gross profit, a decrease in selling, general, and administrative expenses of $274,000 and an increase in salary expense of $342,000. The decrease in selling, general, and administrative expenses is due to lower contract service expenses and the adoption of SFAS 142, which eliminates the amortization of goodwill and intangible assets with indefinite lives. The amount of amortization expense related to goodwill in the six months ended June 30, 2001 totaled $217,000. The increase in salary expense is primarily attributed to additions to the sales and marketing staff and increased employee benefits costs.

OTHER INCOME AND EXPENSE. Interest expense decreased $49,000 to $198,000 for the six months ended June 30, 2002, compared to $247,000 for the same period in 2001. This decrease is due to decreased levels of borrowing and a lower interest rate. The Company's cost of borrowed funds decreased from an average of 11.2% for the six months ended June 30, 2001, to 9.0% for the six months ended June 30, 2002.

INCOME TAXES. Income taxes on a net basis decreased $1,063,000 to a benefit of $1,020,000 for the six months ended June 30, 2002 compared to an expense of $43,000 for the same period in 2001. The decrease is mainly due to a $1,250,600 reduction of the Company's deferred tax asset valuation allowance, offset by $231,000 of income tax expense. The reduction of the Company's deferred tax asset valuation allowance is based upon the Company's estimate of future taxable income. The Company will continue to evaluate its results of operations and estimated future taxable income to determine when the remaining deferred tax valuation allowance of $1,251,000 can be reduced. Based upon the company's current assessment of future profitability, the company expects to recognize its remaining deferred tax valuation allowance of $1,250,600 by December 31, 2002.

NET EARNINGS. As a result of the above, net earnings for the six months ended June 30, 2002 increased $879,000 to $1,559,000 compared to net earnings of $680,000 for the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company maintains a credit agreement with Coast Business Credit for a $5.0 million working capital facility which expires in July 2003. The facility bears interest at the prime rate plus 3.0% with a minimum rate of 9.0% (effective rate of 9.0% at June 30, 2002 and December 31, 2001). Available credit under the loan is based upon certain profitability and cash collection multiples and was approximately $1,558,000 at June 30, 2002. Borrowings under the credit agreement are collateralized by substantially all of the Company's assets. Additionally, the Company is subject to certain financial covenants that measure net worth, interest coverage and debt capacity. The Company was in compliance with all of the covenants in effect as of June 30, 2002.

In accordance with the credit agreement between the Company and Coast Business Credit, cash collected from all sources is first used to pay down the existing loan balance. Cash that is needed by the Company to pay for operating expenses is obtained from the working capital facility through requests for funding submitted by the Company to Coast Business Credit. As a result, the Company does not maintain any material cash balances for general operating purposes.

As of June 30, 2002, the Company has no off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities. Refer to the footnotes in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 for disclosure related to the Company's "Commitments and Contingencies."

On a short and long-term basis, the Company believes that sources of capital to meet future obligations will be provided by cash generated through operations and the Company's working capital facility. The Company does not believe that inflation has had a significant impact on the results of its operations.


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


CAUTIONARY STATEMENT
This Form 10-Q contains forward-looking statements within the meaning of federal securities laws. These statements include statements regarding intent, belief, or current expectations of the Company and its management and specifically include the statement regarding cash expected to be available from operations and Management's expectations concerning the time period in which the Company will be able to recognize its remaining deferred tax valuation allowance of $1,250,600. These forward-looking statements are not guarantees of the future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in these statements. Please refer to Management's Discussion and Analysis contained within the Company's Annual Report on Form 10-K for the year ended December 31, 2001, for cautionary statements on important factors to consider in evaluating the forward-looking statements included in this Form 10-Q.

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

No Change

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of the Company's shareholders was held on Monday, May 13, 2002.

         (b) Proxies for the Annual Meeting were solicited pursuant to Regulation A under the Securities Exchange Act of 1934, there was no solicitation in opposition to management's nominees, and the following persons were elected directors of the Company to serve until the next annual meeting of shareholders:


         Nominee                    Number of Votes For                Number of Votes Withheld
         -------                    -------------------                ------------------------
         James A. Bernards             10,367,316                             147,123
         K. James Ehlen, M.D.          10,447,986                              66,453
         Jerry V. Noyce                10,423,686                              90,753
         John C. Penn                  10,447,986                              66,453
         Mark W. Sheffert              10,368,316                             146,123
         Linda Hall Whitmen            10,318,316                             196,123
         Rodney A. Young               10,447,986                              66,453

         (c) By a vote of 10,012,410 shares in favor, 446,179 shares opposed, 55,850 shares abstaining, and no shares represented by broker nonvotes, the shareholders approved a 300,000 share increase in the number of shares reserved for the Company's 1995 Employee Stock Purchase Plan.

         (d) By a vote of 10,453,527 shares in favor, 4,678 shares opposed, 56,234 shares abstaining, and no shares represented by broker nonvotes, the shareholders approved the selection of Grant Thornton LLP as the Company's independent auditors for the current fiscal year.

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

Dated:  August 12, 2002                     HEALTH FITNESS CORPORATION

..
                           By     /s/ Jerry V. Noyce
                             ----------------------------------------------
                                 Jerry V. Noyce
                                 Chief Executive Officer
                                 (Principal Executive Officer)


                         By     /s/ Wesley W. Winnekins
                            -----------------------------------------------
                               Wesley W. Winnekins
                               Chief Financial Officer
                               (Principal Financial and Accounting Officer)

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 EXHIBIT INDEX
                           HEALTH FITNESS CORPORATION
                                   FORM 10-Q


     Exhibit No.        Description
            3.1         Articles of Incorporation, as amended, of the Company -
                        incorporated by reference to the Company's Quarterly
                        Report on Form 10-QSB for the quarter ended June 30,
                        1997
            3.2         Restated By-Laws of the Company - incorporated by
                        reference to the Company's Registration Statement on Form SB-2 No. 33-83784C
            4.1         Specimen of Common Stock Certificate - incorporated by
                        reference to the Company's Registration Statement on Form SB-2 No. 33-83784C
           10.1         Agreement of Purchase and Sale of Stock of David W.
                        Pickering, Inc. dated January 1, 2001 - incorporated by reference to the Company's Quarterly Report on form
                        10-QSB for the quarter ended June 30, 2001
           10.13        Second Amendment, dated June 12, 2002, to Lease
                        Agreement between the Company and United Properties
                        Investment LLC, a Minnesota limited liability company
           11.0         Statement re: Computation of Earnings per Share