Form 10-Q
period 2002-09-30
HEALTH FITNESS CORP /MN/
filed 2002-11-12
CIK 886432

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002
                               ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission file number: 0-25064
                        -------

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

         The number of shares outstanding of each of the registrant's classes of capital stock, as of November 12, 2002 was:

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

                           Consolidated Balance Sheets as of September 30, 2002 and         F-1
                           December 31, 2001

                           Consolidated Statements of Earnings for the three and
                           nine months ended September 30, 2002 and 2001                    F-2

                           Consolidated Statements of Cash Flows for the nine
                           months ended September 30, 2002 and 2001                         F-3

                           Notes to Consolidated Financial Statements                       F-4


         Item 2.           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                          3


         Item 3.           Quantitative and Qualitative Disclosures About Market Risk         5

         Item 4.           Controls and Procedures                                            6


    PART II.               OTHER INFORMATION                                                  7

         Item 1.           Legal Proceedings

         Items 2.-3.       Not Applicable                                                     7

         Item 4.           Submission of Matters to a Vote of Security Holders                7

         Item 5.           Not Applicable                                                     7

         Item 6.           Exhibits and reports on Form 8-K                                   8

         Signatures                                                                           9

         Sarbanes-Oxley Section 302 certifications of Chief Executive Officer
         and Chief Financial Officer                                                         10

                           HEALTH FITNESS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                                         September 30,     December 31,
                                                                             2002              2001
                                                                        --------------    --------------
                                  ASSETS

Current Assets
    Cash                                                                $      132,539    $      221,008
    Trade and other accounts  receivable, less allowance for doubtful
       accounts of $84,200 and $84,700                                       4,019,148         3,388,856
    Prepaid expenses and other                                                 150,016           130,090
    Deferred tax asset                                                         537,500           777,300
                                                                        --------------    --------------
           Total current assets                                              4,839,203         4,517,254

Property and Equipment, net                                                    111,971           174,912

Other Assets
    Goodwill                                                                 5,308,761         5,308,761
    Intangible assets, less accumulated amortization of $768,600
       and $619,100                                                             87,248           186,737
    Deferred tax asset                                                       1,894,100                --
    Other                                                                        1,044            11,410
                                                                        --------------    --------------
                                                                        $   12,242,327    $   10,199,074
                                                                        ==============    ==============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current  Liabilities
    Note payable                                                        $      436,185    $    1,442,304
    Trade accounts payable                                                     176,423           141,736
    Accrued salaries, wages, and payroll taxes                               1,382,428           915,379
    Other accrued liabilities                                                  545,287           392,794
    Deferred revenue                                                         1,287,946         1,243,946
                                                                        --------------    --------------
           Total current liabilities                                         3,828,269         4,136,159


Commitments and Contingencies                                                       --                --


Stockholders' Equity
    Preferred stock, $0.01 par value; 5,000,000 shares authorized;
       none issued or outstanding                                                   --                --
    Common stock, $0.01 par value; 25,000,000 shares authorized;
       12,297,661 and 12,265,250 shares issued and outstanding                 122,977           122,653

    Additional paid-in capital                                              16,997,367        16,982,522

    Accumulated deficit                                                     (8,706,286)      (11,042,260)
                                                                        --------------    --------------
                                                                             8,414,058         6,062,915
                                                                        --------------    --------------
                                                                        $   12,242,327    $   10,199,074
                                                                        ==============    ==============

The accompanying notes are an integral part of the financial statements.

                           HEALTH FITNESS CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                  Three Months Ended              Nine Months Ended
                                                     September 30,                  September 30,
                                             ----------------------------    ----------------------------
                                                 2002            2001            2002            2001
                                             ------------    ------------    ------------    ------------
Revenue                                      $  6,934,758    $  6,356,489    $ 20,308,959    $ 19,361,661

Cost of Revenue                                 5,514,309       4,837,067      15,960,684      14,987,667
                                             ------------    ------------    ------------    ------------

Gross Profit                                    1,420,449       1,519,422       4,348,275       4,373,994

Operating Expenses
    Salaries                                      702,243         595,037       2,058,319       1,609,431
    Selling, general, and administrative          463,824         601,416       1,293,757       1,705,471
                                             ------------    ------------    ------------    ------------
           Total operating expenses             1,166,067       1,196,453       3,352,076       3,314,902
                                             ------------    ------------    ------------    ------------

Operating Income                                  254,382         322,969         996,199       1,059,092

Other Income (Expense)
    Interest expense                             (100,586)       (108,188)       (298,710)       (354,955)
    Gain on sale of subsidiary                         --              --              --         228,613
    Other, net                                     (2,967)        (16,736)         (8,254)        (11,988)
                                             ------------    ------------    ------------    ------------

Earnings Before Income Taxes                      150,829         198,045         689,235         920,762
Income Tax Expense                                (28,664)        (79,169)       (259,161)       (368,256)

Income Tax Benefit                                655,300          64,000       1,905,900         310,000
                                             ============    ============    ============    ============

Net Earnings                                 $    777,465    $    182,876    $  2,335,974    $    862,506
                                             ============    ============    ============    ============

Net Earnings Per Share
    Basic                                    $       0.06    $       0.01    $       0.19    $       0.07
    Diluted                                          0.06            0.01            0.19            0.07

Weighted Average Common Shares Outstanding
    Basic                                      12,289,558      12,264,163      12,173,442      12,198,583
    Diluted                                    12,413,530      12,503,377      12,332,195      12,400,063



The accompanying notes are an integral part of the financial statements.

                           HEALTH FITNESS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                             ----------------------------
                                                                                 2002            2001
                                                                             ------------    ------------
Cash Flows From Operating Activities:
   Net earnings                                                              $  2,335,974    $    862,506
   Adjustments to reconcile net earnings to net cash provided by operating activities:
       Common stock and warrants issued for services and compensation                  --          62,019
       Depreciation and amortization                                              151,273         557,238
       Amortization of financing costs                                             87,248          87,249
       Deferred taxes                                                          (1,654,300)             --
       Gain on sale of subsidiary                                                      --        (228,613)
       Changes in operating assets and liabilities:
         Trade and other accounts receivable                                     (630,292)       (163,381)
         Prepaid expenses and other                                               (19,926)        (77,067)
         Other assets                                                              10,366           2,670
         Trade accounts payable                                                    34,687        (306,806)
         Accrued liabilities                                                      619,542         (70,737)
         Deferred revenue                                                          44,000         (16,945)
                                                                             ------------    ------------
                Net cash provided by operating activities                         978,572         708,133

Cash Flows From Investing Activities:
   Purchases of property and equipment                                            (26,091)       (103,514)
   Net proceeds from sale of subsidiary                                                --         368,555
   Payment for non-compete agreement                                                   --         (30,000)
                                                                             ------------    ------------
                Net cash provided by (used in) investing activities               (26,091)        235,041

Cash Flows From Financing Activities:
   Borrowings under note payable                                               19,728,215      19,849,780
   Repayments of note payable                                                 (20,734,334)    (21,079,436)
   Proceeds from issuance of common stock                                          15,169              --
   Payment of financing costs                                                     (50,000)        (50,000)
   Repayment of long term debt                                                         --         (81,407)
                                                                             ------------    ------------
                Net cash used in financing activities                          (1,040,950)     (1,361,063)
                                                                             ------------    ------------

Net Decrease in Cash                                                              (88,469)       (417,889)

Cash at Beginning of Period                                                       221,008         472,930
                                                                             ------------    ------------

Cash at End of Period                                                        $    132,539    $     55,041
                                                                             ============    ============

The accompanying notes are an integral part of the financial statements.

                           HEALTH FITNESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They should be read in conjunction with the annual financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, the interim consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the results for interim periods presented. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the operating results for the year ending December 31, 2002.

Certain reclassifications have been made to the consolidated financial statements as of and for the three and nine months ended September 30, 2001 to conform to the presentation used in 2002. Such reclassifications had no effect on net earnings or stockholders' equity as previously reported.

NOTE 2. NOTE PAYABLE

The Company maintains a credit agreement with Coast Business Credit for a $5.0 million working capital facility which expires in July 2003. The facility bears interest at the prime rate plus 3.0% with a minimum rate of 9.0% (effective rate of 9.0% at September 30, 2002 and December 31, 2001). The Company is required to pay minimum monthly interest equal to the effective rate times $2.5 million. Available credit under the loan is based upon certain profitability and cash collection multiples and was approximately $1,135,000 at September 30, 2002. Borrowings under the credit agreement are secured by substantially all of the Company's assets. Additionally, the Company is subject to certain financial covenants that measure net worth, interest coverage and debt capacity. At September 30, 2002, the Company was not in compliance with the covenant that requires the Company to maintain a certain minimum tangible net worth. The tangible net worth covenant requires the inclusion of the profit and loss effect related to the recognition of deferred tax benefits, but excludes the balance sheet effect of the deferred tax asset.

On October 31, 2002, the Company entered into an annual renewable, revolving line of credit with Merrill Lynch Business Financial Services, Inc. (the "Merrill Loan") to refinance the Company's working capital facility with Coast Business Credit. The maximum funds available on the Merrill Loan are the lesser of i.) $2,750,000, or ii.) 80% of the Company's trade accounts receivable less than 90 days old. The Merrill Loan bears interest at an annual rate of 2.35% plus the One-Month LIBOR rate, or 4.09% at October 31, 2002. Borrowings under the Merrill Loan are secured by substantially all of the Company's assets. The Company is also required to comply with certain quarterly financial covenants, including covenants related to the Company's minimum tangible net worth, total liabilities to tangible net worth and fixed charge coverage.

NOTE 3. INCOME TAXES

Income taxes were calculated based on management's estimate of the Company's effective tax rate. Income taxes for the nine months ended September 30, 2002 include benefits realized from a $1,875,900 reduction of the Company's deferred tax asset valuation allowance and a $30,000 federal tax refund related to the enactment of the 2002 economic stimulus bill. These benefits are offset by $259,200 of income tax expense, which includes the recognition of federal and state income taxes owing on taxable income, as well as management's estimate of minimum state and federal taxes due because of alternative minimum tax calculations. The reduction of the Company's deferred tax asset valuation allowance is based upon the Company's estimate of future taxable income. Based upon the Company's current assessment of future profitability, the Company expects to recognize its remaining deferred tax valuation allowance of $625,000 by December 31, 2002.

NOTE 4. SALE OF SUBSIDIARY

Effective January 2001, the Company sold its subsidiary, International Fitness Club Network ("IFCN"). The subsidiary was in the business of organizing and maintaining a network of commercial fitness and health clubs and marketing memberships in such clubs to employers and insurance companies. The Company received $425,000 and recorded a gain on sale of approximately $229,000.

NOTE 5. LEASE COMMITMENT

Effective November 1, 2002, the Company amended its corporate office lease. Under the amended lease, the Company moved its corporate headquarters to a new office in the same building complex, and extended the term of the lease through October 31, 2007. In addition to base rental payments, the lease requires the Company to pay its proportionate share of real estate taxes, special assessments, and maintenance costs. Approximate minimum rent payments under this lease are as follows:

Years ending December 31,
2002                      $ 17,000
2003                       102,000
2004                       104,000
2005                       106,000
2006                       108,000

Total minimum rent payments under the Company's current office lease was approximately $72,000 for the nine months ended September 30, 2002.

NOTE 6. RECENT ACCOUNTING PRONOUNCEMENTS AND LEGISLATION

ADOPTION OF NEW ACCOUNTING STANDARDS

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

The first step of the goodwill impairment test, which must be completed within six months of the effective date of SFAS No. 142, will identify potential goodwill impairment. The second step of the goodwill impairment test, which must be completed prior to the issuance of the annual financial statements, will measure the amount of goodwill impairment loss, if any. The Company completed step one of the transitional goodwill impairment test, and determined that no potential impairment exists at June 30, 2002. The Company determined that its goodwill relates to one reporting unit for purposes of impairment testing and elected to complete the impairment test of goodwill annually on December 31, 2002.

The pro forma effect of adopting SFAS 142 on net earnings and net earnings per share for the three and nine months ended September 30, 2001 compared to actual results for the three and nine months ended September 30, 2002 is noted on the following page:


                                                              Three Months Ended             Nine Months Ended
                                                                 September 30,                 September 30,
                                                          ---------------------------   ---------------------------
                                                              2002           2001           2002           2001
                                                          ------------   ------------   ------------   ------------
Net earnings as reported                                  $    777,465   $    182,876   $  2,335,974   $    862,506
Goodwill amortization                                               --        109,955             --        326,601
                                                          ------------   ------------   ------------   ------------

Adjusted net earnings                                     $    777,465   $    292,831   $  2,335,974   $  1,189,107
                                                          ============   ============   ============   ============

Basic net earnings per share:
                     Net earnings per share as reported   $       0.06   $       0.01   $       0.19   $       0.07
                     Goodwill amortization per share                --           0.01             --           0.03
                                                          ------------   ------------   ------------   ------------
                     Adjusted net earnings per share      $       0.06   $       0.02   $       0.19   $       0.10
                                                          ============   ============   ============   ============

Diluted net earnings per share:
                     Net earnings per share as reported   $       0.06   $       0.01   $       0.19   $       0.07
                     Goodwill amortization per share                --           0.01             --           0.03
                                                          ------------   ------------   ------------   ------------
                     Adjusted net earnings per share      $       0.06   $       0.02   $       0.19   $       0.10
                                                          ============   ============   ============   ============

Amortization expense of other intangible assets totaled $33,688 and $57,900 for the three months ended September 30, 2002 and 2001, and totaled $149,486 and $173,695 for the nine months ended September 30, 2002 and 2001. Amortization expense for the succeeding years is expected to be as follows:

     Years ending December 31:
          2002                                                                      $ 178,571
          2003                                                                      $  58,166

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 streamlines the reporting of debt extinguishments and requires that only gains and losses from extinguishments meeting the criteria in Accounting Policies Opinion 30 will be classified as extraordinary. Thus, gains and losses arising from extinguishments that are part of a company's recurring operations will not be reported as an extraordinary item. SFAS 145 is effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. The Company has chosen not to early-adopt SFAS No. 145. We believe the adoption of SFAS No. 145 will not have a material effect on our consolidated financial position or results of operations.

In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and processing for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3. SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date a company commits to an exit plan. In addition, SFAS No. 146 states the liability should be initially measured at fair value. The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. We believe the adoption of SFAS No. 146 will not have a material effect on our consolidated financial position or results of operations.

RECENTLY PASSED LEGISLATION

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act"), which immediately impacts Securities and Exchange Commission registrants, public accounting firms, lawyers and securities analysts.
 This legislation is the most comprehensive since the passage of the Securities Acts of 1933 and 1934. It has far reaching effects on the standards of integrity for corporate management, board of directors, and executive management. Additional disclosures, certifications and procedures will be required of the Company. We do not expect any material adverse effect on the Company as a result of the passage of this legislation; however, the full scope of the Act has not yet been determined. The Act provides for additional regulations and requirements of publicly traded companies, which have yet to be issued.

Refer to management's certifications contained elsewhere in this report regarding the Company's compliance with Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL. Health Fitness Corporation and its wholly owned subsidiaries (the "Company"), provides fitness and wellness management services and programs to corporations, hospitals, communities and universities located in the United States and Canada. Fitness and wellness management services include the development, marketing and management of corporate, hospital and community based fitness centers, injury prevention and work-injury management consulting, and on-site physical therapy. While consumers of these services are typically corporate employees and individuals interested in a healthy lifestyle, revenues are generated almost exclusively through business to business, contractual relationships.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2002 AS COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2001.

REVENUE. Revenue increased $579,000 or 9.1% to $6,935,000 for the three months ended September 30, 2002, from $6,356,000 for the three months ended September 30, 2001. Management fees and consulting revenue increased $512,000 or 8.3% while occupational health services revenue increased $67,000 or 34.0%. These increases are attributed to the addition of new contracts in our current lines of business and the expansion of existing contracts.

GROSS PROFIT. Gross profit decreased $99,000 or 6.5% to $1,420,000 for the three months ended September 30, 2002, from $1,519,000 for the three months ended September 30, 2001. This decrease in gross profit is primarily due to higher direct costs to manage certain contracts.

OPERATING INCOME. Operating income decreased $69,000 or 21.4% to $254,000 for the three months ended September 30, 2002 from $323,000 for the three months ended September 30, 2001. Operating income was affected by a decrease in gross profit, an increase in salary expense, and a decrease in selling, general, and administrative expense. For the three months ended September 30, 2002 as compared to the three months ended September 30, 2001, salary expense increased $107,000 or 18.0% and selling, general and administrative expenses decreased $137,000 or 22.80%. The increase in salary expense is primarily attributed to additions to the sales and marketing staff and increased employee benefits costs. The decrease in selling, general, and administrative expenses is due to lower contract service expenses and the adoption of SFAS 142, which eliminates the amortization of goodwill and intangible assets with indefinite lives. The amount of amortization expense related to goodwill in the three months ended September 30, 2001 totaled $110,000.

OTHER INCOME AND EXPENSE. Interest expense decreased $7,000 to $101,000 for the three months ended September 30, 2002, compared to $108,000 for the same period in 2001. This decrease is due to decreased levels of borrowing and a lower interest rate. The Company's cost of borrowed funds decreased from an average of 9.6% for the third quarter of 2001, to 9.0% for the third quarter of 2002.

INCOME TAXES. Income taxes on a net basis decreased $642,000 to a benefit of $627,000 for the three months ended September 30, 2002 compared to an expense of $15,000 for the same period in 2001. The decrease is primarily due to a $625,000 reduction of the Company's deferred tax asset valuation allowance. The reduction of the Company's deferred tax asset valuation allowance is based upon the Company's estimate of future taxable income. The Company will continue to evaluate its results of operations and estimated future taxable income to determine when the remaining deferred tax valuation allowance of $625,000 can be reduced.

NET EARNINGS. As a result of the above, net earnings for the three months ended September 30, 2002 increased $594,000 to $777,000, compared to net earnings of $183,000 for the same period in 2001.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001.

REVENUE. Revenue increased $947,000 or 4.9% to $20,309,000 for the nine months ended September 30, 2002, from $19,362,000 for the nine months ended September 30, 2001. Management fee and consulting revenue increased $736,000 or 3.9% while occupational health services revenue increased $211,000 or 37.8% for the nine months ended September 30, 2002, compared to the same period in 2001. These increases are attributed to the addition of new contracts in our current lines of business and the expansion of existing contracts.

GROSS PROFIT. Gross profit decreased $26,000 or 0.6% to $4,348,000 for the nine months ended September 30, 2002, from $4,374,000 for the nine months ended September 30, 2001. This decrease in gross profit is primarily due to higher direct costs to manage certain contracts.

OPERATING INCOME. Operating income for the nine months ended September 30, 2002 decreased $63,000 to $996,000, a 5.9% decrease from $1,059,000 for the nine months ended September 30, 2001. This decrease in operating income is primarily attributed to the decrease in gross profit, an increase in salary expense of $449,000, offset by a decrease in selling, general, and administrative expenses of $412,000. The increase in salary expense is primarily attributed to additions to the sales and marketing staff and increased employee benefits costs. The decrease in selling, general, and administrative expenses is due to lower contract service expenses and the adoption of SFAS 142, which eliminates the amortization of goodwill and intangible assets with indefinite lives. The amount of amortization expense related to goodwill in the nine months ended September 30, 2001 totaled $327,000.

OTHER INCOME AND EXPENSE. Interest expense decreased $56,000 to $299,000 for the nine months ended September 30, 2002, compared to $355,000 for the same period in 2001. This decrease is due to decreased levels of borrowing and a lower interest rate. The Company's cost of borrowed funds decreased from an average of 10.6% for the nine months ended September 30, 2001, to 9.0% for the nine months ended September 30, 2002. The gain on sale of subsidiary for the nine months ended September 30, 2001 relates to the sale of the Company's IFCN subsidiary in January 2001.

INCOME TAXES. Income taxes on a net basis decreased $1,705,000 to a benefit of $1,647,000 for the nine months ended September 30, 2002 compared to an expense of $58,000 for the same period in 2001. The decrease is primarily due to a $1,876,000 reduction of the Company's deferred tax asset valuation allowance, a federal income tax refund of $30,000, which are offset by $259,000 of income tax expense. The reduction of the Company's deferred tax asset valuation allowance is based upon the Company's estimate of future taxable income. The Company will continue to evaluate its results of operations and estimated future taxable income to determine when the remaining deferred tax valuation allowance of $625,000 can be reduced. Based upon the Company's current assessment of future profitability, the Company expects to recognize its remaining deferred tax valuation allowance of $625,000 by December 31, 2002.

NET EARNINGS. As a result of the above, net earnings for the nine months ended September 30, 2002 increased $1,473,000 to $2,336,000 compared to net earnings of $863,000 for the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company maintains a credit agreement with Coast Business Credit for a $5.0 million working capital facility which expires in July 2003. The facility bears interest at the prime rate plus 3.0% with a minimum rate of 9.0% (effective rate of 9.0% at September 30, 2002 and December 31, 2001). Available credit under the loan is based upon certain profitability and cash collection multiples and was approximately $1,315,000 at September 30, 2002. Borrowings under the credit agreement are secured by substantially all of the Company's assets. Additionally, the Company is subject to certain financial covenants that measure net worth, interest coverage and debt capacity. At September 30, 2002, the Company was not in compliance with the covenant that requires the Company to maintain a certain minimum tangible net worth. The tangible net worth covenant requires the inclusion of the profit and loss effect related to the recognition of deferred tax benefits, but excludes the balance sheet effect of the deferred tax asset.

On October 31, 2002, the Company entered into an annual renewable, revolving line of credit with Merrill Lynch Business Financial Services, Inc. (the "Merrill Loan") to refinance the Company's working capital facility with Coast Business Credit. The maximum funds available on the Merrill Loan are the lesser of i.) $2,750,000, or ii.) 80% of the Company's trade accounts receivable less than 90 days old. The Merrill Loan bears interest at an annual rate of 2.35% plus the One-Month LIBOR rate, or 4.09% at October 31, 2002. Borrowings under the Merrill Loan are secured by substantially all of the Company's assets. The Company is also required to comply with certain quarterly financial covenants, including covenants related to the Company's minimum tangible net worth, total liabilities to tangible net worth and fixed charge coverage.

As of September 30, 2002, the Company has no off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities. Refer to the footnotes in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 for disclosure related to the Company's "Commitments and Contingencies."

On a short and long-term basis, the Company believes that sources of capital to meet future obligations will be provided by cash generated through operations and the Company's Merrill Loan. The Company does not believe that inflation has had a significant impact on its results of its operations.

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 streamlines the reporting of debt extinguishments and requires that only gains and losses from extinguishments meeting the criteria in Accounting Policies Opinion 30 will be classified as extraordinary. Thus, gains and losses arising from extinguishments that are part of a company's recurring operations will not be reported as an extraordinary item. SFAS 145 is effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. The Company has chosen not to early-adopt SFAS No. 145. We believe the adoption of SFAS No. 145 will not have a material effect on our consolidated financial position or results of operations.

In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and processing for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3. SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date a company commits to an exit plan. In addition, SFAS No. 146 states the liability should be initially measured at fair value. The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. We believe the adoption of SFAS No. 146 will not have a material effect on our consolidated financial position or results of operations.

CAUTIONARY STATEMENT

This Form 10-Q contains forward-looking statements within the meaning of federal securities laws. These statements include statements regarding intent, belief, or current expectations of the Company and its management and specifically include the statement regarding cash expected to be available from operations and Management's expectations concerning the time period in which the Company will be able to recognize its remaining deferred tax valuation allowance of $625,300. These forward-looking statements are not guarantees of the future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in these statements. Please refer to Management's Discussion and Analysis contained within the Company's Annual Report on Form 10-K for the year ended December 31, 2001, for cautionary statements on important factors to consider in evaluating the forward-looking statements included in this Form 10-Q.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have concluded (based upon their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure. The Certifying Officers also have indicated that there were no significant changes in the Company's internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Item 3 (Legal Proceedings) of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of the Company's shareholders was held on Monday, May 13, 2002.

         (b) Proxies for the Annual Meeting were solicited pursuant to Regulation A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees, and the following persons were elected directors of the Company to serve until the next annual meeting of shareholders:

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

         (c) By a vote of 10,012,410 shares in favor, 446,179 shares opposed, 55,850 shares abstaining, and no shares represented by broker nonvotes, the shareholders approved a 300,000 share increase in the number of shares issuable under the Company's 1995 Employee Stock Purchase Plan.

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

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

See Exhibit Index on page following signatures

(b) Reports on Form 8-K

On August 13, 2002, the Company filed a Current Report on Form 8-K to announce that Jerry V. Noyce, Chief Executive Officer, and Wesley W. Winnekins, Chief Financial Officer, of Health Fitness Corporation had submitted correspondence to the Securities and Exchange Commission pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

On October 28, 2002, the Company filed a Current Report on Form 8-K to announce that the Company had issued a press release announcing that it has been selected by 3M to develop and operate onsite employee fitness centers at the company's headquarters in St. Paul, Minnesota.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 2002                         HEALTH FITNESS CORPORATION


                                       By        /s/ Jerry V. Noyce
                                                 -------------------------------
                                                 Jerry V. Noyce
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)



                                       By        /s/ Wesley W. Winnekins
                                                 -------------------------------
                                                 Wesley W. Winnekins
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)

                        SARBANES-OXLEY SECTION 302 CERTIFICATION

I, Jerry Noyce, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Health Fitness Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002
                                       By        /s/ Jerry V. Noyce
                                                 -------------------------------
                                                 Jerry V. Noyce
                                                 Chief Executive Officer

                             SARBANES-OXLEY SECTION 302 CERTIFICATION

I, Wesley Winnekins, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Health Fitness Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002
                                       By        /s/ Wesley Winnekins
                                                 -------------------------------
                                                 Wesley Winnekins
                                                 Chief Financial Officer

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

            3.2 Restated By-Laws of the Company - incorporated by reference to the Company's Registration Statement on Form SB-2 No. 33-83784C

            4.1 Specimen of Common Stock Certificate - incorporated by reference to the Company's Registration Statement on Form SB-2 No. 33-83784C

           10.1         Agreement of Purchase and Sale of Stock of David W.
                        Pickering, Inc. dated January 1, 2001 - incorporated by reference to the Company's Quarterly Report on form
                        10-QSB for the quarter ended September 30, 2001

           10.13        Second Amendment, dated September 12, 2002, to Lease
                        Agreement between the Company and United Properties
                        Investment LLC, a Minnesota limited liability company -
                        incorporated by reference to the Company's Quarterly
                        Report on form 10-QSB for the quarter ended June 30,
                        2002

           10.14 WCMA Loan and Security Agreement dated October 31, 2002 between the Company and Merrill Lynch Business Financial
                        Services, Inc.

           11.0         Statement re: Computation of Earnings per Share

           99.1 Certification by Jerry Noyce, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

           99.2         Certification by Wesley Winnekins, Chief Financial
                        Officer pursuant to 18 U.S.C. Section 1350, as adopted
                        pursuant to Section 906 of the Sarbanes-Oxley Act of
                        2002