Form 10-K
period 2002-12-31
HEALTH FITNESS CORP /MN/
filed 2003-04-04
CIK 886432

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K

               [x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                         Commission File Number: 0-25064

                           HEALTH FITNESS CORPORATION
                           --------------------------
             (Exact name of registrant as specified in its charter)

           MINNESOTA                                   41-1580506
           ---------                                   ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

          3600 W. 80th STREET, SUITE 560, BLOOMINGTON, MINNESOTA, 55431
               (Address of principal executive offices) (Zip Code)

                  Registrant's telephone number: (952) 831-6830

              Securities registered under Section 12(b) of the Act:
                                      NONE

              Securities registered under Section 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

         As of June 30, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last quoted price at which such stock was sold on such date as reported by the OTC Bulletin Board, was approximately $4,029,000.

         As of March 28, 2003, 12,322,908 shares of the registrant's common stock, $.01 par value, were outstanding.

ITEM 1.           BUSINESS

OVERVIEW

Health Fitness Corporation, and its wholly-owned subsidiaries (collectively, the "Company"), provides fitness and wellness management services and programs to corporations, hospitals, communities and universities located in the United States and Canada. Additionally, the Company provides injury prevention programs and on-site physical therapy services. The Company's executive offices are located at 3600 W. 80th Street, Suite 560, Bloomington, Minnesota 55431, and its telephone number is (952) 831-6830.

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

FITNESS AND WELLNESS MANAGEMENT SERVICES AND PROGRAMS

FITNESS CENTER MANAGEMENT. The Company has been providing results-oriented fitness center management and consulting services since 1975. The Company currently is under contract to manage 187 corporate and 8 hospital, community or university based fitness centers located across the United States and Canada.

Major corporations and hospitals invest in fitness centers and wellness programs for several reasons. First, there is a body of research that indicates that healthier employees are more productive, experience reduced levels of stress and are absent from work less often due to sickness. Additionally, wellness benefits, and fitness benefits in particular, are considered high priorities as potential employees evaluate job opportunities with a given employer. Hospitals invest in fitness centers to create a new revenue source that is not subject to insurance or government reimbursements and to address community health initiatives. The Company's sales staff markets to corporations, hospitals, communities and universities primarily through telemarketing and direct mail initiatives.

CONSULTING SERVICES. The Company provides a full range of development, management and marketing services for corporate, hospital, community and university-owned fitness centers. For the development of new fitness centers, the Company provides a wide selection of consulting services, including demographic analysis, space planning, interior design, floor plan design, selection and sourcing of fitness equipment and fitness program design. Once a fitness center is established, the Company generally manages all aspects of fitness center operation, including fitness staff selection, development and implementation of programs, as well as general fitness and facility management supported by well-defined quality assurance guidelines.

PROGRAM SERVICES. The Company has invested considerable time and resources developing a full menu of fee-for-service programs and services to better meet the fitness, wellness and health needs of its individual customers. These programs and services include:

       HFC ASSESSMENT SERVICES. A full range of tools to assess the health and well-being of selected individuals, including health risk assessments, screenings, data management and education. General wellness or specific assessments provide measurable results and a pathway for effective intervention.

       HFC WELLNESS PROGRAMS. A comprehensive menu of lifestyle programs addressing the specific issues facing a company's workforce, including nutrition, weight loss, smoking cessation, stress management, back care, massage therapy and educational seminars.

       HFC FITNESS PROGRAMS. Customized exercise-based programs to meet individual, group and company needs, including personal training, back care and specialty group exercise classes.

       HFC TREATMENT SERVICES. On-site services designed to provide an effective model to prevent, manage and treat musculo-skeletal disorders in the work environment. Services include needs analysis and regulatory compliance consulting, ergonomic injury prevention and discomfort management. Currently, the Company provides preventative and rehabilitative physical therapy and occupational health services at 15 corporate sites in California, Colorado, Kentucky and Texas.

COMPETITION

Within the business-to-business fitness center management industry, there are relatively few national competitors. However, virtually all markets are home to regional providers that manage anywhere from one or two sites to several sites across state lines. With its national presence and over 25 years of history, management believes that the Company is recognized as the leader in providing fitness management services and is well positioned to compete in this industry.

PROPRIETARY RIGHTS

The Company does not believe it has any significant proprietary rights.

GOVERNMENT REGULATION

Management believes that there currently is no significant government regulation which materially limits the Company's ability to provide fitness management and consulting services to its corporate, hospital, community and university-based clients.

EMPLOYEES

At December 31, 2002, the Company had 514 full-time and 1,758 part-time employees. The Company's part-time employees are primarily engaged in the staffing of the fitness centers that the Company operates for its clients. The Company currently does not have a collective bargaining relationship with its employees and management believes its relationship with employees is good.

INDEMNIFICATION OBLIGATIONS

A majority of the Company's management contracts with its customers include a provision that obligates the Company to indemnify and hold harmless the customer and their employees, officers and directors from any and all claims, actions and/or suits (including attorneys' fees) arising directly or indirectly from any act or omission of the Company or its employees, officers or directors in connection with the operation of the Company's business. A majority of these management contracts also include a provision that obligates the customer to indemnify and hold the Company harmless against all liabilities arising out of the acts or omissions of the customer, their employees and agents. The Company can make no assurance that claims by its customers, or their employees, officers or directors, will not be made in the course of operating the Company's business.

INSURANCE

The Company maintains general premises liability insurance of $10,000,000 per occurrence and $10,000,000 in the aggregate per location for each of its fitness centers and its executive offices. While the Company believes its insurance policies to be sufficient in amount and coverage for its current operations, there can be no assurance that coverage will continue to be available in adequate amounts or at a reasonable cost, and there can be no assurance that the insurance proceeds, if any, will cover the full extent of loss resulting from any claims. The Company does not expect to incur any material rate increases relative to the renewal of its liability insurance policies.

ITEM 2.           PROPERTIES

The Company leases approximately 8,000 square feet of commercial office space at 3600 W. 80th Street, Bloomington, Minnesota 55431, under a lease that expires in October 2007. The Company's monthly base rent for this office space is approximately $8,500, plus taxes, insurance and other related operating costs.

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

In February 2002, the U.S District Court in Minneapolis dismissed all of HealthSouth's claims in connection with a summary judgment motion filed by the Company, and issued an order awarding the Company a judgment of $43,156 for its counter claim relating to certain accounts receivable. The final outcome of this matter is pending on the outcome of an appeal made by HealthSouth.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the quarter ended December 31, 2002.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

Trading of the Company's common stock is conducted in the over-the-counter markets (often referred to as "pink sheets") or on the OTC Bulletin Board.

The following table sets forth, for the periods indicated, the range of low and high sale prices for the Company's common stock.

Fiscal Year 2002:                            Low            High
                                             ---            ----
         Fourth quarter                     $0.35          $0.59
         Third quarter                       0.34           0.60
         Second quarter                      0.45           0.76
         First quarter                       0.31           0.51

Fiscal Year 2001:                            Low            High
                                             ---            ----
         Fourth quarter                     $0.35          $0.81
         Third quarter                       0.55           0.95
         Second quarter                      0.41           0.80
         First quarter                       0.33           0.78

At March 28, 2003, the published high and low sale prices for the Company's common stock were $0.41 and $0.41 per share respectively. At March 28, 2003, there were issued and outstanding 12,322,908 shares of common stock of the Company held by 372 shareholders of record. Record ownership includes ownership by nominees who may hold for multiple owners.

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

In 2000, 2002 and 2003, 41,672, 32,411 and 25,247 common shares respectively, were issued to Company employees in connection with their purchase of stock through the Company's Employee Stock Purchase Plan.

ITEM 6.           SELECTED FINANCIAL DATA

The information in the following table for each of the five years in the period ended December 31, 2002, has been audited by Grant Thornton LLP. The data given below as of and for each of the five years in the period ended December 31, 2002, has been derived from the Company's Audited Consolidated Financial Statements. Such data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein and in conjunction with Managements Discussion and Analysis of Financial Condition and Results of Operation.

                                                                       Years Ended December 31,

                                                    2002          2001           2000         1999          1998
                                                 -----------   -----------   -----------   -----------   ------------
STATEMENT OF OPERATIONS DATA:
REVENUE                                          $27,865,000   $25,910,000   $26,191,000   $26,195,000   $ 25,643,000

INCOME (LOSS) FROM CONTINUING OPERATIONS           3,001,000     1,806,000       930,000    (1,402,000)      (941,000)

INCOME (LOSS) PER SHARE FROM CONTINUING
OPERATIONS:
   Basic                                                0.24          0.15          0.08         (0.12)         (0.08)
   Diluted                                              0.24          0.15          0.07         (0.12)         (0.08)
BALANCE SHEET DATA (AT DECEMBER 31):
TOTAL ASSETS                                      12,956,000    10,199,000    10,399,000    11,324,000     18,635,000
LONG-TERM DEBT                                            --            --        25,000       424,000        862,000

SHAREHOLDERS' EQUITY                               9,079,000     6,063,000     4,195,000     3,198,000      5,844,000

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

CRITICAL ACCOUNTING POLICIES

The following discussion and analysis of the Company's financial condition and results of operations is based upon their consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Preparation of the consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, trade and other accounts receivable, goodwill, and stock-based compensation. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. Management bases its estimates and judgments on historical experience, observation of trends in the industry, information provided by customers and other outside sources and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of their consolidated financial statements.

Revenue Recognition - Revenue is recognized at the time the service is provided to the customer. For annual contracts, monthly amounts are recognized ratable over the term of the contract. Certain services provided to the customer may vary on a periodic basis and are invoiced to the customer. The revenues relating to theses services are estimated in the month that the service is performed. Amounts received from customers in advance of providing the services of the contract are treated as deferred revenue and recognized when the services are provided. The Company has contracts with third-parties to provide ancillary services in connection with their fitness and wellness management services and programs. Under such arrangements the third-parties invoice and receive payments from the Company based on transactions with the ultimate customer. The Company does not recognize revenues related to such transactions as the ultimate customer assumes the risk and rewards of the contract and the amounts billed to the customer are either at cost or with a fixed markup.

Trade and Other Accounts Receivable - Trade and other accounts receivable represent amounts due from companies and individuals for services and products. The Company grants credit to customers in the ordinary course of business, but generally does not require collateral or any other security to support amounts due. Management performs ongoing credit evaluations of customers. The Company maintains allowances for potential credit losses which, when realized, have been within management's expectations. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers and their geographic dispersion.

Goodwill - Goodwill represents the excess of the purchase price and related costs over the fair value of net assets of businesses acquired. Prior to January 1, 2002 goodwill was amortized on a straight-line basis over 15 to 20 years. On January 1, 2002, the Company adopted SFAS 142 "Goodwill and Intangible Assets", and discontinued the amortization of goodwill. The carrying value of goodwill and other intangible assets is tested for impairment on an annual basis or when factors indicating impairment are present. Projected discounted cash flows are used in assessing these assets. Goodwill totaling $74,000 was written off during 2001 relating to the sale of a subsidiary.

Stock-Based Compensation - The Company utilizes the intrinsic value method of accounting for its stock based employee compensation plans. All options granted had an exercise price equal to the market value of the underlying common stock on the date of grant and accordingly, no compensation cost is reflected in net earnings for the years ended December 31, 2002, 2001, and 2000.

RESULTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001

REVENUE. Revenue increased $1,955,000 or 7.5% to $27,865,000 for 2002, from $25,910,000 for 2001. Management fees and consulting revenue increased $1,761,000 or 7.1% while occupational health services revenue increased $194,000 or 23.1%. These increases are attributed to the addition of new contracts in our current lines of business and the expansion of our services under existing contracts.

GROSS PROFIT. Gross profit increased $122,000 or 2.1% to $5,927,000 for 2002, from $5,805,000 for 2001. This increase in gross profit is due to the increase in revenue discussed previously. Gross profit as a percent of revenue decreased to 21.3% for 2002 from 22.4% for 2001. This decrease as a percent of revenue is primarily due to higher costs to manage certain contracts, including one contract the Company obtained in early 2002 whereby the Company agreed to pay for all operating costs of 24 corporate fitness centers.

OPERATING EXPENSES AND OPERATING INCOME. Operating expenses increased 174,000 or 3.9% to $4,617,000 for 2002, from $4,443,000 for 2001. This increase is due to a
$749,000 increase in salary expense, which was partially offset by a $574,000 decrease in selling, general and administrative expenses. The increase in salaries expense is primarily attributed to an investment in additional sales and marketing staff and increased employee benefits costs. The decrease in selling, general, and administrative expenses is due to lower contract employee and professional service expenses, as well as the adoption of SFAS 142, which eliminated amortization expense of $401,000 associated with goodwill and intangible assets with indefinite lives.

As a result of the previously discussed changes in Gross Profit and Operating Expenses, Operating income decreased $53,000 or 3.9% to $1,309,000 for 2002, from $1,362,000 for 2001.

OTHER INCOME AND EXPENSE. Interest expense increased $57,000 to $521,000 for 2002, from $464,000 for 2001. This increase is primarily due to the write-off of unamortized financing costs and loan termination charges incurred in connection with the Company's termination of its credit agreement with Coast Business Credit.

The gain on sale of subsidiary for 2001 represents the net proceeds received upon the sale of the Company's IFCN subsidiary in January 2001.

INCOME TAXES. Current income tax expense decreased $74,000 to a benefit of $3,000 for 2002, from an expense of $71,000 for 2001. This decrease is primarily due to the $311,000 decrease in the Company's earnings before income taxes.

The Company's deferred income tax benefit increased $1,432,000 to a benefit of $2,209,000 for 2002, from a benefit of $777,000 for 2001. This increase is primarily due to the recognition of the Company's remaining deferred tax valuation allowance. As of December 31, 2002, there is no deferred tax asset valuation allowance.

NET EARNINGS. As a result of the above, net earnings for 2002 increased $1,195,000 to $3,001,000, compared to net earnings of $1,806,000 for 2001.

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

REVENUE. Revenues decreased $281,000 or 1.1% to $25,910,000 for 2001, from $26,191,000 for 2000. This decrease is primarily attributed to a $656,000 loss of revenue related to the sale of IFCN in January 2001. In addition, in July 2001, the Company lost a significant corporate contract, which decreased revenue approximately $441,000 from 2000. The Company also experienced a $154,000 decrease in nonrecurring revenue between periods, which includes payments received for consulting services, fitness equipment purchases, performance bonuses and contract buyouts. By the end of 2001, the Company was able to partially offset these revenue decreases with new, recurring management revenues of approximately $970,000.

GROSS PROFIT. Gross profit decreased $581,000 or 9.1% to $5,805,000 for 2001, from $6,386,000 for 2000. Also, gross profit as a percent of revenue decreased to 22.4% for 2001 from 24.4% for 2000. These decreases are due to the following reasons:

     1. Approximately $223,000 of gross profit was lost as a result of the sale of IFCN. Since IFCN had a higher ratio of gross profit to revenue than the Company's other lines of business for 2000

         (34% compared to 24%), the effect of this sale caused a 0.3 percentage points decrease between periods. This loss of gross profit, however, was replaced by a gain on sale of approximately $229,000, which has been recorded as Other Income (Expense) in the Company's Consolidated Statement of Operations.

     2. The $154,000 decrease in nonrecurring revenue discussed previously also contributed to the decrease in gross profit as no direct expenses were incurred to produce this revenue. This revenue decrease caused the ratio of gross profit to revenue to decrease approximately 0.4 percentage points between periods.

     3. In the Company's corporate fitness line of business, approximately $106,000 of additional unreimburseable staff compensation and benefit costs was incurred during 2001 on fixed fee management contracts. This caused a comparative decrease in the ratio of gross profit to revenue of approximately 0.4 percentage points.

     4. In the Company's hospital/community fitness line of business, a net gross profit decrease of approximately $110,000 occurred between 2001 and 2000 as additional fitness staff were added to new contracts during 2001 while management fees stayed fixed. These staff increases caused the ratio of gross profit to revenue to decrease approximately 0.5 percentage points between years.

OPERATING EXPENSES AND OPERATING INCOME. Operating expenses decreased $295,000 to $4,443,000 for 2001, from $4,738,000 for 2000. Operating expenses as a percent of revenue decreased to 17.1% for 2001 from 18.1% for 2000. Salaries for 2001 increased $277,000 to $2,117,000 from $1,840,000 for 2000. This increase is primarily attributed to the addition of new executive management staff subsequent to the completion of the Company's turnaround efforts, as well as non-cash stock-based compensation charges incurred with the issuance of stock to five new members of the board of directors in accordance with the Company's director compensation plan. Selling, general and administrative expenses decreased $192,000 to $2,326,000 for 2001 from $2,518,000 for 2000. This decrease is primarily attributed to lower selling expenses, and a continued focus on eliminating unnecessary operating expenses. Re-engineering expenses did not occur during 2001 as the Company had completed its turnaround process by the end of 2000.

Operating income decreased $286,000 to $1,362,000 for 2001, from $1,648,000 for 2000. This decrease is the net result of the changes in gross profit and operating expenses discussed previously.

INTEREST EXPENSE. Interest expense decreased $218,000 to $464,000 for 2001, from $682,000 for 2000. This decrease is due to lower average borrowings, lower interest rates and fees.

GAIN ON SALE OF SUBSIDIARY. The gain on sale of subsidiary represents the net proceeds realized upon the sale of IFCN.

OTHER INCOME (EXPENSE). Other income (expense) increased $39,000 to an expense of $27,000 for 2001, from income of $12,000 for 2000. The expense for 2001 relates primarily to the write-off of fitness equipment that had been acquired by the Company in connection with the prior management of certain fitness centers.

INCOME TAXES. Income taxes decreased $754,000 to a benefit of $706,000 for 2001, from an expense of $48,000 for 2000. The Company has been consistently profitable on a quarterly basis over the past two years, and it is expected to continue this trend. Therefore, the Company reduced its deferred tax valuation allowance. This change in estimate resulted in a 2001 income tax benefit of $777,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased $869,000 to $1,250,000 for 2002, from $381,000 for 2001. This increase is largely due to the increase in accounts receivable and the reduction of notes payable.

On October 31, 2002, the Company entered into an annual renewable, revolving line of credit with Merrill Lynch Business Financial Services, Inc. (the "Merrill Loan") to refinance the Company's working capital facility with Coast Business Credit. The maximum borrowings available on the Merrill Loan are the lesser of $2,750,000, or 80% of the Company's trade accounts receivable less than 90 days old. The Merrill Loan bears interest at an annual rate of 2.35% plus the one-month LIBOR rate, or 3.77% at December 31, 2002. Borrowings under the Merrill Loan are secured by substantially all of the Company's assets. The Company is also required to comply with certain quarterly financial covenants, including covenants related to the Company's minimum tangible net worth, total liabilities to tangible net worth and fixed charge coverage. As of December 31, 2002, the Company was in compliance with all of its financial covenants under the Merrill Loan.

As of December 31, 2002, the Company has no off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities. Refer to the footnotes to the Company's Consolidated Financial Statements contained herein for disclosure related to the Company's "Commitments and Contingencies."

On a short and long-term basis, the Company believes that sources of capital to meet its obligations will be provided by cash generated through operations and the Company's Merrill Loan. The Company does not believe that inflation has had a significant impact on its results of its operations.

OUTLOOK AND TRENDS

The U.S. economy has been experiencing recessionary pressures, which has resulted in many large companies laying-off a significant number of employees. A few of the Company's customers have been affected by this economic downturn, which has resulted in the decrease of fitness staff at some locations. At other locations, the Company has been faced with contract cancellations. Management believes that the effect of this economic downturn has not been material to the Company's results of operation. In fact, Management believes that major corporations will continue to make significant investments into employee fitness facilities and programs as a way to retain existing employees, as well as to recruit new employees when hiring needs increase. As one of the largest providers of corporate fitness services, the Company is poised to meet the needs of these companies.

An emerging trend within corporate fitness management relates to companies asking service providers to operate their fitness center on a cost-neutral or for-profit basis. These cost-conscious companies desire to minimize or eliminate the subsidization of fitness center operating costs by keeping costs within the revenues being realized from employee memberships and other sources of revenue. In connection with this form of business model, the Company would derive its management fee revenue not from its corporate client, but from the profits of the fitness center. In the case of a company that is developing a new fitness center for its employees, the application of this business model may require the Company to fund operating losses until enough memberships are sold to realize profitability. The Company believes it may have to fund operating losses for such centers up to twelve months before profitability is reached. However, the Company believes this model will enable the Company to leverage its experience managing for-profit fitness centers, and may result in higher gross margins and profitability. Currently, existing contracts representing this business model do not represent a material contribution to the Company's results of operation. There can be no assurance that the Company will be able to manage such centers profitably or to fund losses for these centers until profitability is achieved.

Lastly, the Company intends to expand its revenue opportunities by offering additional wellness services and programs to its existing client base, including additional health assessment and screening services, wellness programs and educational seminars, personal fitness programming and workplace injury assessment, prevention and treatment services. There can be no assurance that the Company will be successful introducing these additional programs and services to its existing customers.

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

Forward-looking statements include all statements based on future expectations and specifically include statements relating to improving margins, growth of the market for corporate, hospital, community and university-based fitness centers, the development of new business models and the intention to expand the Company's programs and services. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, leverage and debt service (including sensitivity to fluctuations in interest rates) continued expansion of corporate, hospital, community and university-based fitness center opportunities, and availability of sufficient working capital.

The following risks and uncertainties also should be noted:

POTENTIAL DEPRESSIVE EFFECT ON PRICE OF COMMON STOCK ARISING FROM EXERCISE AND SALE OF EXISTING CONVERTIBLE SECURITIES:

At December 31, 2002, the Company had outstanding stock options and stock purchase warrants to purchase an aggregate of 2,038,997 shares of common stock. The exercise of such outstanding stock options and stock purchase warrants and sale of stock acquired thereby may have a material adverse effect on the price of the Company's common stock. In addition, the exercise of such outstanding stock options and stock purchase warrants and sale of such Company's common stock could occur at a time when the Company would otherwise be able to obtain additional equity capital on terms and conditions more favorable to the Company.

MANAGEMENT OF COST-NEUTRAL OR FOR-PROFIT CENTERS:

The Company has, on a limited basis, implemented its model of managing corporate fitness centers on a cost-neutral or for-profit basis without receiving a management fee from the corporate owner of such centers. Corporate owned centers are resistant to significant membership fees and fee increases, and the Company may not be successful in sufficiently managing costs and/or in raising service levels and associated revenues, as required to achieve profit objectives.

RECENTLY PASSED LEGISLATION

SARBANES-OXLEY. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act"), which immediately impacts Securities and Exchange Commission registrants, public accounting firms, lawyers and securities analysts. This legislation is the most comprehensive securities legislation since the passage of the Securities Acts of 1933 and 1934. It has far reaching effects on the standards of integrity for corporate management, board of directors, and executive management. Additional disclosures, certifications and procedures will be required of the Company. We do not expect any material adverse effect on the Company as a result of the passage of this legislation; however, the full scope of the Act has not yet been determined. The Act provides for additional regulations and requirements of publicly traded companies, which have yet to be issued.

Refer to management's certifications contained elsewhere in this report regarding the Company's compliance with Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

HIPPA. The Administrative Simplification provisions of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") require group health plans and health care providers who conduct certain administrative and financial transactions electronically ("Standard Transactions") to (a) comply with a certain data format and coding standards when conducting electronic transactions; (b) use appropriate technologies to protect the security and integrity of individually identifiable health information transmitted or maintained in an electronic format; and (c) protect the privacy of patient health information. The Company's occupational health line of business, which accounts for approximately five percent of the Company's total revenue, and the group health plan the Company sponsors for its employees are subject to HIPAA's requirements. The Company expects to be in compliance with HIPPA requirements within the timeline specified for the Company's affected business areas. The Company's corporate, hospital, community and university based fitness center management lines of business are not subject to the requirements of HIPAA.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The Company has chosen not to early-adopt SFAS No. 145 and believes the adoption of SFAS No. 145 will not have a material effect on the consolidated financial position or results of operations.

In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The Company believes that the adoption of the SFAS No. 146 will not have a material adverse effect on its consolidated financial position or results of operations.

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

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Balance Sheets of the Company as of December 31, 2002 and 2001, and the related Consolidated Statements of Earnings, Stockholders' Equity, and Cash Flows for each of the three years in the period ended December 31, 2002, and the notes thereto have been audited by Grant Thornton LLP, independent certified public accountants.

                                    CONTENTS

                                                                           Page
                                                                           ----
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS.......................   14

CONSOLIDATED FINANCIAL STATEMENTS

   CONSOLIDATED BALANCE SHEETS...........................................   15

   CONSOLIDATED STATEMENTS OF EARNINGS...................................   16

   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY.......................   17

   CONSOLIDATED STATEMENTS OF CASH FLOWS.................................   18

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS............................   19

   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS.......................   29

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors
Health Fitness Corporation
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Health Fitness Corporation and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Fitness Corporation and subsidiaries as of December 31, 2002 and 2001 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 8 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002.

We have also audited Schedule II of Health Fitness Corporation and subsidiaries for each of the three years in the period ended December 31, 2002. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.

/s/ Grant Thornton LLP
Minneapolis, Minnesota
February 13, 2003

HEALTH FITNESS CORPORATION

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001

                                                                                       2002            2001
                                                                                   ------------    ------------
ASSETS

CURRENT ASSETS
   Cash                                                                            $     91,658    $    221,008
   Trade and other accounts receivable, less allowance for doubtful accounts of
      $83,500 and $84,700 at December 31, 2002 and 2001                               4,036,888       3,388,856
   Prepaid expenses and other                                                           266,734         130,090
   Deferred tax assets                                                                  731,500         777,300
                                                                                   ------------    ------------
         Total current assets                                                         5,126,780       4,517,254

PROPERTY AND EQUIPMENT, net                                                             176,206         174,912

OTHER ASSETS
   Goodwill                                                                           5,308,761       5,308,761
   Intangible assets, less accumulated amortization of $1,300 and $619,100 at
      December 31, 2002 and 2001                                                          6,380         186,737
   Deferred tax assets                                                                2,254,876               -
   Other                                                                                 82,808          11,410
                                                                                   ------------    ------------
                                                                                   $ 12,955,811    $ 10,199,074
                                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Note payable                                                                    $    304,589    $  1,442,304
   Trade accounts payable                                                               409,150         141,736
   Accrued salaries, wages, and payroll taxes                                         1,072,982         915,379
   Other accrued liabilities                                                            415,856         223,142
   Accrued benefits                                                                     267,042         169,652
   Deferred revenue                                                                   1,407,437       1,243,946
                                                                                   ------------    ------------
         Total current liabilities                                                    3,877,056       4,136,159

COMMITMENTS AND CONTINGENCIES                                                                 -               -

STOCKHOLDERS' EQUITY
   Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued
      or outstanding                                                                          -               -
   Common stock, $0.01 par value; 25,000,000 shares authorized; 12,297,661 and
      12,265,250 shares issued and outstanding at December 31, 2002 and 2001            122,977         122,653
   Additional paid-in capital                                                        16,997,367      16,982,522
   Accumulated deficit                                                               (8,041,589)    (11,042,260)
                                                                                   ------------    ------------
                                                                                      9,078,755       6,062,915
                                                                                   ------------    ------------
                                                                                   $ 12,955,811    $ 10,199,074
                                                                                   ============    ============

See notes to consolidated financial statements.

HEALTH FITNESS CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                  2002            2001            2000
                                              ------------    ------------    ------------
REVENUE                                       $ 27,864,997    $ 25,909,978    $ 26,190,671

COSTS OF REVENUE                                21,938,385      20,105,139      19,804,356
                                              ------------    ------------    ------------
GROSS PROFIT                                     5,926,612       5,804,839       6,386,315

OPERATING EXPENSES
   Salaries                                      2,866,200       2,117,407       1,840,436
   Selling, general, and administrative          1,751,228       2,325,583       2,517,634
   Re-engineering                                        -               -         380,103
                                              ------------    ------------    ------------
         Total operating expenses                4,617,428       4,442,990       4,738,173
                                              ------------    ------------    ------------
OPERATING INCOME                                 1,309,184       1,361,849       1,648,142

OTHER INCOME (EXPENSE)
   Interest expense                               (521,106)       (464,039)       (681,847)
   Gain on sale of subsidiary                            -         228,613               -
   Other, net                                          950         (26,707)         12,321
                                              ------------    ------------    ------------
EARNINGS BEFORE INCOME TAXES                       789,028       1,099,716         978,616

INCOME TAX EXPENSE (BENEFIT)                    (2,211,643)       (706,285)         48,447
                                              ------------    ------------    ------------
NET EARNINGS                                  $  3,000,671    $  1,806,001    $    930,169
                                              ============    ============    ============
NET EARNINGS PER SHARE:
   Basic                                      $       0.24    $       0.15    $       0.08
   Diluted                                            0.24            0.15            0.07

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                        12,284,364      12,232,283      12,133,085
   Diluted                                      12,428,440      12,433,715      12,451,095

See notes to consolidated financial statements.

HEALTH FITNESS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                     COMMON STOCK          ADDITIONAL                       TOTAL
                                              -------------------------      PAID-IN     ACCUMULATED     STOCKHOLDERS'
                                                SHARES        AMOUNT         CAPITAL       DEFICIT          EQUITY
                                              ----------   ------------   ------------   ------------    -------------
BALANCE AT JANUARY 1, 2000                    12,112,015   $    121,120   $ 16,855,438   $(13,778,430)   $  3,198,128

   Issuance of common stock in
      connection with contract services
      and incentive compensation                   9,500             95          6,780              -           6,875
   Issuance of common stock through
      stock purchase plan                         41,672            417         12,054              -          12,471
   Issuance of common stock through
      earnout provisions                           2,063             21          8,231              -           8,252
   Issuance of warrants in connection
      with professional services rendered              -              -         39,000              -          39,000
   Net earnings                                        -              -              -        930,169         930,169
                                              ----------   ------------   ------------   ------------    ------------
BALANCE AT DECEMBER 31, 2000                  12,165,250        121,653     16,921,503    (12,848,261)      4,194,895

   Issuance of common stock for board
       of directors compensation                 100,000          1,000         54,000              -          55,000
   Repricing of warrants previously
      issued                                           -              -          3,234              -           3,234
   Issuance of options in connection
      with professional services rendered              -              -          3,785              -           3,785
   Net earnings                                        -              -              -      1,806,001       1,806,001
                                              ----------   ------------   ------------   ------------    ------------
BALANCE AT DECEMBER 31, 2001                  12,265,250        122,653     16,982,522    (11,042,260)      6,062,915

   Issuance of common stock through
      stock purchase plan                         32,411            324         14,845              -          15,169
   Net earnings                                        -              -              -      3,000,671       3,000,671
                                              ----------   ------------   ------------   ------------    ------------
BALANCE AT DECEMBER 31, 2002                  12,297,661   $    122,977   $ 16,997,367   $( 8,041,589)   $  9,078,755
                                              ==========   ============   ============   ============    ============

See notes to consolidated financial statements.

HEALTH FITNESS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                                      2002            2001            2000
                                                                                  ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                                   $  3,000,671    $  1,806,001    $    930,169
   Adjustment to reconcile net earnings
   to net cash provided by operating activities:
      Common stock, options, and warrants issued for professional services and
       compensation                                                                          -          62,019          45,875
      Depreciation and amortization                                                    175,239         699,969         826,543
      Amortization of financing costs                                                  175,774         116,332          58,166
      Deferred taxes                                                                (2,209,076)       (777,300)              -
      (Gain) loss on disposal of assets                                                      -         (16,907)          1,420
      Asset impairment                                                                       -               -          25,000
      Gain on sale of subsidiary                                                             -        (228,613)              -
      Change in assets and liabilities:
        Trade and other accounts receivable                                           (648,032)        (55,802)        140,275
        Prepaid expenses and other                                                    (136,644)        (84,401)        (36,850)
        Other assets                                                                   (71,398)         (7,962)         76,591
        Trade accounts payable                                                         267,414         (84,754)       (315,669)
        Accrued liabilities and other                                                  447,707        (422,285)        301,574
        Deferred revenue                                                               163,491          31,003        (117,078)
        Discontinued operations                                                              -        (106,734)       (613,892)
                                                                                  ------------    ------------    ------------
                Net cash provided by operating activities                            1,165,146         930,566       1,322,124

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                (114,293)       (124,384)        (48,217)
   Net proceeds from sale of subsidiary                                                      -         392,198           2,700
   Payments in connection with earn-out provisions                                           -               -        (203,538)
   Collection of notes receivable                                                            -               -         168,026
   Payment of non-compete agreement                                                          -         (30,000)        (90,000)
                                                                                  ------------    ------------    ------------
                Net cash provided by (used in) investing activities                   (114,293)        237,814        (171,029)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under note payable                                                    24,663,045      26,568,592      30,326,170
   Repayments of note payable                                                      (25,800,760)    (27,812,090)    (30,502,496)
   Repayments of subordinated debt                                                           -               -        (115,000)
   Repayments of long term obligations                                                       -        (126,804)       (229,711)
   Payment of financing costs                                                          (57,657)        (50,000)       (248,996)
   Proceeds from the issuance of common stock                                           15,169               -          12,471
   Discontinued operations                                                                   -               -         (60,455)
                                                                                  ------------    ------------    ------------
                Net cash used in financing activities                               (1,180,203)     (1,420,302)       (818,017)
                                                                                  ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH                                                       (129,350)       (251,922)        333,078

CASH AT BEGINNING OF YEAR                                                              221,008         472,930         139,852
                                                                                  ------------    ------------    ------------
CASH AT END OF YEAR                                                               $     91,658    $    221,008    $    472,930
                                                                                  ============    ============    ============

SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow information and noncash investing and financing activities:

                                                    2002       2001            2000
                                                  --------   --------        ---------
Cash paid for interest                            $362,100   $358,980        $ 617,482
Assignment of note payable and note receivable
   to third party                                        -          -          408,166

See notes to consolidated financial statements.

HEALTH FITNESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

1.       NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Business - Health Fitness Corporation and its wholly owned subsidiaries (the Company) provide fitness and wellness management services and programs to corporations, hospitals, communities and universities located in the United States and Canada. Fitness and wellness management services include the development, marketing and management of corporate, hospital, community and university based fitness centers, injury prevention and work-injury management consulting, and on-site physical therapy. Programs include wellness and health programs for individual customers, including health risk assessments, nutrition and weight loss programs, smoking cessation, massage therapy, back care and ergonomic injury prevention.

         Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

         Cash and Cash Equivalents - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains cash balances at several financial institutions, at times such balances exceed insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

         Trade and Other Accounts Receivable - Trade and other accounts receivable represent amounts due from companies and individuals for services and products. The Company grants credit to customers in the ordinary course of business, but generally does not require collateral or any other security to support amounts due. Management performs ongoing credit evaluations of customers. The Company maintains allowances for potential credit losses which, when realized, have been within management's expectations. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers and their geographic dispersion.

         Property and Equipment - Property and equipment is stated at cost. Depreciation and amortization are computed using both straight-line and accelerated methods over the useful lives of the assets.

         Goodwill - Goodwill represents the excess of the purchase price and related costs over the fair value of net assets of businesses acquired. Prior to January 1, 2002 goodwill was amortized on a straight-line basis over 15 to 20 years. On January 1, 2002, the Company adopted SFAS 142 "Goodwill and Intangible Assets", and discontinued the amortization of goodwill (see note 8).

         The carrying value of goodwill and other intangible assets is tested for impairment on an annual basis or when factors indicating impairment are present. Projected discounted cash flows are used in assessing these assets. Goodwill totaling $74,000 was written off during 2001 relating to the sale of a subsidiary (see note 2).

HEALTH FITNESS CORPORATION

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

         Intangible Assets - The Company's intangible assets include deferred financing costs, noncompete agreements, and other intangible assets. Deferred financing costs are amortized on a straight-line method over the term of the credit agreement. Noncompete agreements consist of agreements with certain individuals which cover periods of two to seven years and prohibit the individuals from directly or indirectly competing with the Company and are amortized over the term of the noncompete agreement. All intangible assets except deferred financing costs were fully amortized as of December 31, 2002. Other intangible assets totaling $125,000 were written off in 2001 against the proceeds of the sale of a subsidiary (see note 2).

         Revenue Recognition - Revenue is recognized at the time the service is provided to the customer. For annual contracts, monthly amounts are recognized ratable over the term of the contract. Certain services provided to the customer may vary on a periodic basis and are invoiced to the customer in arrears. The revenues relating to theses services are estimated in the month that the service is performed. Accounts receivable related to estimated revenues were $451,100 and $335,790 at December 31, 2002 and 2001.

         Amounts received from customers in advance of providing the services of the contract are treated as deferred revenue and recognized when the services are provided. Accounts receivable relating the deferred revenue were $1,158,626 and $1,123,197 at December 31, 2002 and 2001.

         The Company has contracts with third-parties to provide ancillary services in connection with their fitness and wellness management services and programs. Under such arrangements the third-parties invoice and receive payments from the Company based on transactions with the ultimate customer. The Company does not recognize revenues related to such transactions as the ultimate customer assumes the risk and rewards of the contract and the amounts billed to the customer are either at cost or with a fixed markup.

         Net Earnings Per Share - Basic net earnings per share is computed by dividing net earnings by the number of weighted average common shares outstanding. Diluted net earnings per share is computed by dividing net earnings by the number of weighted average common shares outstanding, and common share equivalents relating to stock options and stock warrants, when dilutive.

         Common stock options and warrants to purchase 1,290,697, 1,935,527 and 2,103,902 shares of common stock with weighted average exercise prices of $1.88, $2.25 and $2.54 were excluded from the 2002, 2001 and 2000 diluted computation because they are anti-dilutive.

         Stock-Based Compensation - The Company utilizes the intrinsic value method of accounting for its stock based employee compensation plans. All options granted had an exercise price equal to the market value of the underlying common stock on the date of grant and accordingly, no compensation cost is reflected in net earnings for the years ended December 31, 2002, 2001, and 2000. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value method of accounting for stock options:

HEALTH FITNESS CORPORATION

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                     2002          2001          2000
                  ----------    ----------    ---------
Net earnings,
as reported       $3,000,671    $1,806,001    $ 930,169

Less:
Compensation
expense
determined
under the fair
value method,
net of tax           (74,474)      (89,928)    (171,819)
                  ----------    ----------    ---------
Proforma net
earnings           2,926,197     1,716,073      758,350
                  ==========    ==========    =========
Earnings per
Share:
   Basic-as
reported          $     0.24    $     0.15    $    0.08
                  ==========    ==========    =========
   Basic-
proforma          $     0.24    $     0.14    $    0.06
                  ==========    ==========    =========

   Diluted-
as reported       $     0.24    $     0.15    $    0.07
                  ==========    ==========    =========
   Diluted-
proforma          $     0.24    $     0.14    $    0.06
                  ==========    ==========    =========

         The proforma information above should be read in conjunction with the related historical information.

         The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:

                                                           2002              2001               2000
                                                       ------------      ------------          -------
Dividend yield                                             None              None               None
Expected volatility                                       105.0%            105.0%              78.6%
Expected life of option                                1 to 4 years      1 to 5 years          5 years
Risk-free interest rate                                    5.50%             5.50%              6.18%
Weighted average fair value of options
   on grant date                                           $0.33             $0.35              $0.21

         Fair Values of Financial Instruments - Due to their short-term nature, the carrying value of the Company's current financial assets and liabilities approximates their fair values.

         Use of Estimates - Preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Reclassifications - Certain 2001 and 2000 amounts have been reclassified to conform to the 2002 presentation. These reclassifications had no effect on net earnings or stockholders' equity as previously reported.

2.       SALE OF ASSETS

         On January 1, 2001, the Company sold the stock of a wholly owned subsidiary, David W. Pickering, Inc., a fitness club network provider. The Company received $425,000 and recorded a gain on sale of $228,613. Operating results for David W. Pickering, Inc. for the year ended December 31, 2000 were as follows:

HEALTH FITNESS CORPORATION

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

Revenue                                              $ 656,127
Cost of revenue                                        432,779
                                                     ---------
      Gross profit                                     223,348
Operating expenses                                     178,856
                                                     ---------
      Operating income                               $  44,492
                                                     =========

3.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at December 31:

                                                       Useful Life               2002              2001
                                                      -------------           ----------        ----------
Leasehold improvements                                Term of lease           $   37,612        $   88,057
Office equipment                                        3-7 years                960,262           886,724
Software                                                 3 years                 156,581           156,581
Health care equipment                                   1-5 years                366,017           362,876
                                                                              ----------        ----------
                                                                               1,520,472         1,494,238
Less accumulated depreciation and amortization                                 1,344,266         1,319,326
                                                                              ----------        ----------
                                                                              $  176,206        $  174,912
                                                                              ==========        ==========

4.       FINANCING

         Note Payable - On October 31, 2002, the Company entered into a revolving line of credit with Merrill Lynch Business Financial Services, Inc. (the "Merrill Loan") to refinance the Company's working capital facility with Coast Business Credit. The maximum borrowings available on the Merrill Loan are the lesser of $2,750,000, or 80% of the Company's trade accounts receivable less than 90 days old. The Merrill Loan bears interest at the one-month LIBOR rate plus 2.35% (effective rate of 3.77% at December 31, 2002). Borrowings under the Merrill Loan are collateralized by substantially all of the Company's assets. The Company is also required to comply with certain quarterly financial covenants, including covenants related to the Company's minimum tangible net worth, total liabilities to tangible net worth and fixed charge coverage. The Company was in compliance with all of its financial covenants at December 31, 2002.

         Prior to October 31, 2002, the Company maintained a working capital facility with Coast Business Credit. Interest on outstanding borrowings was computed at the prime rate plus 3% with a minimum interest rate of 9.0% (effective rate of 9.0% at December 31, 2001). The Company was required to pay minimum monthly interest equal to the effective interest rate times $2.5 million.

HEALTH FITNESS CORPORATION

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

5.       COMMITMENTS AND CONTINGENCIES

         Leases - The Company leases office space and equipment under operating leases. In addition to base rental payments, these leases require the Company to pay its proportionate share of real estate taxes, special assessments, and maintenance costs. Costs incurred under operating leases are recorded as rent expense and totaled approximately $136,000, $148,000 and $213,000 for the years ended December 31, 2002, 2001 and 2000.

         Minimum rent payments due under operating leases are as follows:

Years ending December 31:
2003                                                            $127,000
2004                                                             120,000
2005                                                             122,000
2006                                                             124,000
2007                                                             103,000
Thereafter                                                         7,000

         Benefit Plan - The Company maintains a 401(k) plan whereby employees are eligible to participate in the plan providing they have attained the age of 18 and have completed one month of service. The plan was amended in December 2002 to allow participants to contribute up to 20% of their earnings effective April 1, 2003. Previously, participants were able to contribute up to 15% of their earnings. The Company may make certain matching contributions which were approximately $132,000, $122,000 and $103,000 for the years ended December 31, 2002, 2001 and 2000.

         Legal Proceedings - The Company is involved in various claims and lawsuits incident to the operation of its business. The Company believes that the outcome of such claims will not have a material adverse effect on its financial condition, results of operation, or cash flows.

6.       EQUITY

         Stock Options - The Company maintains a stock option plan for the benefit of certain eligible employees and directors of the Company and its subsidiaries. A total of 577,700 shares of common stock are reserved for additional grants of options under the plan at December 31, 2002. Generally, the options outstanding (1) are granted at prices equal to the market value of the stock on the date of grant, (2) vest over various terms and, (3) expire over a period of five or ten years from the date of grant.

         A summary of the stock option activity is as follows:

                                                                    Weighted
                                                    Number of        Average
                                                     Shares       Exercise Price
                                                    ---------     --------------
Outstanding at January 1, 2000                        983,905        $ 2.81
  Granted                                             315,000          0.30
  Forfeited                                          (330,000)         2.46
                                                     --------        ------
Outstanding at December 31, 2000                      968,905          2.12

HEALTH FITNESS CORPORATION

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

   Granted                                            412,000          0.66
   Forfeited                                         (147,075)         2.83
                                                    ---------        ------
Outstanding at December 31, 2001                    1,233,830          1.54
   Granted                                            330,700          0.49
   Forfeited                                         (142,230)         2.64
                                                    ---------        ------
Outstanding at December 31, 2002                    1,422,300        $ 1.19
                                                    =========        ======

                                                                     Weighted
                                                    Number of        Average
                                                      Shares      Exercise Price
                                                    ---------     --------------
Options exercisable at December 31:
  2002                                                852,500        $ 1.67
  2001                                                799,663        $ 2.12
  2000                                                553,904        $ 2.99

         The following table summarizes information about stock options at December 31, 2002:

                                      Options Outstanding                        Options Exercisable
                         -----------------------------------------------       ------------------------
                                         Weighted Average       Weighted                       Weighted
                                             Remaining           Average                        Average
   Range of                 Number       Contractual Life       Exercise         Number        Exercise
Exercise Prices          Outstanding         In Years             Price        Exercisable       Price
---------------          -----------     ----------------       --------       -----------     --------
$0.30 - $0.44               345,000            3.78             $   0.30         170,000       $   0.31
 0.47 -  0.69               632,300            5.20                 0.55         260,000           0.59
 0.95                        70,000            8.59                 0.95          47,500           0.95
 2.25 -  3.00               275,000            3.21                 2.80         275,000           2.80
 4.00                       100,000             .58                 4.00         100,000           4.00
                          ---------                                              -------

                          1,422,300            4.31             $   1.19         852,500       $   1.67
                          =========                                              =======

         Employee Stock Purchase Plan - The Company maintains an Employee Stock Purchase Plan which allows employees to purchase shares of the Company's common stock at 90% of the fair market value. On November 6, 2002 the Company amended the plan to increase the available shares by 300,000. A total of 700,000 shares of common stock are reserved for issuance under this plan, of which 405,238 shares are unissued and remain available for issuance at December 31, 2002. There were 32,411 and 41,672 shares issued under the plan during 2002 and 2000. The Company did not issue shares under the plan in 2001.

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

         A summary of the stock warrants activity is as follows:

HEALTH FITNESS CORPORATION

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                     Exercise
                                                     Number of         Price
                                                       Shares       Per Share
                                                     ---------    --------------
Outstanding at January 1, 2000                       1,816,314    $  1.00 - 4.00
  Granted                                              198,316       0.30 - 3.00
  Forfeited                                           (397,133)      2.50 - 4.00
                                                     ---------
Outstanding at December 31, 2000                     1,617,497       0.30 - 4.00
  Forfeited                                           (250,800)      2.19 - 3.00
                                                     ---------
Outstanding at December 31, 2001                     1,366,697       0.30 - 4.00
   Forfeited                                          (750,000)      2.25
                                                     ---------
Outstanding at December 31, 2002                       616,697       0.30 - 4.00
                                                     =========
Warrants exercisable at December 31:
  2002                                                 616,697    $  0.30 - 4.00
  2001                                               1,366,697       0.30 - 4.00
  2000                                               1,617,497       0.30 - 4.00

7.       INCOME TAXES

         Income tax expense (benefit) consists of the following:

                        2002               2001              2000
                    ------------        ----------         --------
Current             $     (2,567)       $   71,015         $ 48,477
Deferred              (2,209,076)         (777,300)               -
                    ------------        ----------         --------
                    $ (2,211,643)       $ (706,285)        $ 48,447
                    ============        ==========         ========

         A reconciliation between taxes computed at the expected federal income tax rate and the effective tax rate for the years ended December 31 is as follows:

                                                   2002               2001             2000
                                               ------------       -----------        ---------
Tax expense computed at statutory rates        $    268,300       $   322,700        $ 316,300
State tax benefit, net of federal effect             38,400            46,900           32,000
Nondeductible goodwill amortization                  10,200           156,600          159,300
Change in valuation allowance                    (2,501,200)       (1,237,300)        (447,500)
Other                                               (27,343)            4,815          (11,653)
                                               ------------       -----------        ---------
                                               $ (2,211,643)      $  (706,285)       $  48,447
                                               ============       ===========        =========

         At December 31, 2002, the Company had approximately $7,341,000 of federal operating loss carryforwards. The carryforwards expire through 2019.

         The components of deferred tax assets (liabilities) at December 31 consist of the following:

HEALTH FITNESS CORPORATION

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                         2002            2001
                                      -----------    -----------
Current:
  Allowance for accounts receivable   $    33,400    $    48,800
  Accrued employee benefits                98,200         88,700
  Tax accounting change adjustment              -              -
  Self funded insurance                    79,900              -
  Tax loss carryforwards                  520,000        639,800
                                      -----------    -----------
  Net current asset                       731,500        777,300
Noncurrent:
  Depreciation and amortization              (500)         9,800
  Tax loss carryforwards                2,225,276      2,461,400
  Other                                    30,100         30,000
                                      -----------    -----------
       Net non-current asset            2,254,876      2,501,200
                                      -----------    -----------

Net deferred tax asset                  2,986,376      3,278,500
Less valuation allowance                        -     (2,501,200)
                                      -----------    -----------

                                      $ 2,986,376    $   777,300
                                      ===========    ===========

8        ACCOUNTING PRONOUNCEMENTS

         ADOPTION OF ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 2002 the Company adopted Statement of Financial Accounting Standards (SFAS) 141, "Business Combinations," and SFAS 142, "Goodwill and Intangible Assets,". SFAS 141 eliminates the pooling-of-interest method of accounting for business combinations and requires intangible assets acquired in business combinations to be recorded separately from goodwill. The adoption of SFAS 141 did not affect the Company's consolidated financial position or statement of earnings. SFAS 142 eliminates the amortization of goodwill and other intangible assets with indefinite lives and requires that these assets be tested for impairment annually or whenever an impairment indicator arises using a two step impairment test outlined in SFAS 142. Effective January 1, 2002, the Company discontinued the amortization of goodwill.

         The Company completed its transitional goodwill impairment test at June 30, 2002 and determined that no potential impairment exists. The Company elected to complete the annual impairment test of goodwill on December 31 each year and determined that its goodwill relates to one reporting unit for purposes of impairment testing. The Company determined that there was no impairment of goodwill at December 31, 2002.

         The pro forma effect of adopting SFAS 142 on net earnings and net earnings per share for the years ended December 31, 2001 and 2000 compared to actual results for the year ended December 31, 2002 is noted as follows:

HEALTH FITNESS CORPORATION

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                             2002         2001         2000
                                                          ----------  -----------   ----------
Net earnings as reported                                   3,001,671  $ 1,806,001   $  930,169
Goodwill amortization                                              -      400,661      405,818
                                                          ----------  -----------   ----------
Adjusted net earnings                                     $3,001,671  $ 2,206,662   $1,335,987
                                                          ==========  ===========   ==========
Basic net earnings per share:
      Net earnings per share as reported                  $     0.24  $      0.15   $     0.08
      Goodwill amortization per share                              -         0.03         0.03
                                                          ----------  -----------   ----------
      Adjusted net earnings per share                     $     0.24  $      0.18   $     0.11
                                                          ==========  ===========   ==========

Diluted net earnings per share:
      Net earnings per share as reported                  $     0.24  $      0.15   $     0.08
      Goodwill amortization per share                              -         0.03         0.03
                                                          ----------  -----------   ----------
      Adjusted net earnings per share                     $     0.24  $      0.18   $     0.11
                                                          ==========  ===========   ==========

         Amortization expense of other intangible assets totaled $238,015, $231,560 and $192,765 for the twelve months ended December 31, 2002, 2001 and 2000. Amortization expense is expected to be $6,381 for the year ending December 31, 2003.

         Effective for the year ended December 31, 2002 the Company adopted SFAS 148, Accounting for Stock-based Compensation-Transition and Disclosure. SFAS 148 amends the disclosure and certain transition provisions of statement 123, Accounting for Stock-Based Compensation. The disclosure requirements of this pronouncement are included in the financial statements for the year ended December 31, 2002.

         RECENT ACCOUNTING PRONOUNCEMENTS

         In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The Company has chosen not to early-adopt SFAS No. 145 and believes the adoption of SFAS No. 145 will not have a material effect on the consolidated financial position or results of operations.

         In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The Company believes that the adoption of the SFAS No. 146 will not have a material adverse effect on its consolidated financial position or results of operations.

HEALTH FITNESS CORPORATION

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

9.       QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                        Quarter ended
                                   ------------------------------------------------------
                                    March 31,      June 30,   September 30,  December 31,
                                   -----------   -----------  -------------  ------------
2002
   Revenue                         $ 6,687,394   $ 6,686,808   $ 6,934,758   $ 7,556,037
   Gross profit                      1,474,291     1,453,537     1,420,449     1,578,335
   Net earnings                        787,321       771,188       777,465       664,697

   Net earnings per share
     Basic                         $      0.06   $      0.06   $      0.06   $      0.05
     Diluted                              0.06          0.06          0.06          0.05

   Weighted average common shares
     outstanding
       Basic                        12,265,250    12,265,250    12,289,558    12,297,661
       Diluted                      12,396,891    12,486,488    12,413,530    12,400,022

                                                        Quarter ended
                                   ------------------------------------------------------
                                    March 31,      June 30,   September 30,  December 31,
                                   -----------   -----------  -------------  ------------
2001
   Revenue                         $ 6,426,456   $ 6,578,716   $ 6,356,489   $ 6,548,317
   Gross profit                      1,366,985     1,487,600     1,519,422     1,430,832
   Net earnings                        457,458       222,178       182,876       943,489

   Net earnings per share
     Basic                         $      0.04   $      0.02   $      0.01   $      0.08
     Diluted                              0.04          0.02          0.01          0.08

   Weighted average common shares
     outstanding
       Basic                        12,165,250    12,165,250    12,264,163    12,265,250
       Diluted                      12,690,417    12,711,750    12,503,377    12,429,049

HEALTH FITNESS CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                 Balance at  Charged to    Charged to                       Balance
                                 Beginning   Costs and   Other accounts      Deductions     at End
    Description                  of Period   Expenses       Describe          Describe     of Period
------------------               ----------  ---------   --------------    --------------  ----------
Allowance for doubtful accounts
  and returns:

Year ended December 31, 2002      $ 84,700   $      -         -            $  (1,200) (a)    $ 83,500

Year ended December 31, 2001       262,600    (28,000)        -             (149,900) (a)    $ 84,700

Year ended December 31, 2000       187,900     98,000         -              (23,300) (a)     262,600

(a)      Accounts receivable written off as uncollectible

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The names, ages and positions of the Company's executive officers are as follows:

      Name                                       Age                         Position
Jerry V. Noyce                                    58            President, Chief Executive Officer and
                                                                   Director
Wesley W. Winnekins                               41            Chief Financial Officer and Treasurer
James A. Narum                                    46            Senior Vice President-Corporate Business Development
Jeanne C. Crawford                                45            Vice President-Human Resources and Secretary

         Jerry V. Noyce has been President and Chief Executive Officer of the Company since November 2000 and a director since January 2001. From October 1973 to March 1997, he was Chief Executive Officer and Executive Vice President of Northwest Racquet, Swim & Health Clubs. From March 1997 to November 1999 Mr. Noyce served as Regional Chief Executive Officer of CSI/Wellbridge Company, the successor to Northwest Racquet, where he was responsible for all operations at the Northwest Clubs and the Flagship Athletic Club.

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

         The information required by Item 10 relating to directors and compliance with Section 16 of the Exchange Act is incorporated herein by reference to the sections entitled "Election of Directors" and

"Section 16(a) Beneficial Ownership Reporting Compliance" which appear in the Company's definitive proxy statement for its 2003 Annual Meeting.

ITEM 11.          EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated herein by reference to the section entitled "Executive Compensation" which appears in the Company's definitive proxy statement for its 2003 Annual Meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information required by Item 12 is incorporated herein by reference to the section entitled "Principal Shareholders and Management Shareholdings" which appears in the Company's definitive proxy statement for its 2003 Annual Meeting.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated herein by reference to the section entitled "Certain Transactions" which appears in the Company's definitive proxy statement for its 2003 Annual Meeting.

ITEM 14.          CONTROLS AND PROCEDURES

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

                                     PART IV

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K

         (a)      Documents filed as part of this report.

                  (1) Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

                           Report of Grant Thornton LLP on Consolidated
                           Financial Statements and Financial Statement Schedule as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002

                           Consolidated Balance Sheets as of December 31, 2002 and 2001

                           Consolidated Statements of Earnings for each of the three years in the period ended December 31, 2002

                           Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 2002

                           Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2002

                           Notes to Consolidated Financial Statements

                  (2) Financial Statement Schedules. The following consolidated financial statement schedule is included in Item 8:

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

(b)      Reports on Form 8-K

                  The Company filed a report on from 8-K on October 28th 2002 to report that a press release had been issued to announce that it has been selected by 3M to develop and operate onsite employee fitness centers at the company's headquarters in St. Paul, Minnesota.

                                   SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 4, 2003                            HEALTH FITNESS CORPORATION

                                            By           /s/ Jerry Noyce.
                                              ----------------------------------
                                                Jerry Noyce
                                                Chief Executive Officer
                                                (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears above or below constitutes and appoints Jerry Noyce and Wesley Winnekins, or either of them, his true and lawful attorneys-in-fact, and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue hereof.

         Signature                                                                             Date
-----------------------------------                                                        ------------
         /s/ Jerry Noyce
------------------------------------    Chief Executive Officer and Director
         Jerry Noyce                    (principal executive officer)                      April 4, 2003

         /s/ Wesley Winnekins
------------------------------------    Chief Financial Officer
         Wesley Winnekins               (principal financial and accounting officer)       April 4, 2003

         /s/ James A. Bernards
------------------------------------
         James A. Bernard               Director                                           April 4, 2003

         /s/ K. James Ehlen, MD
------------------------------------
         K. James Ehlen, MD             Director                                           April 4, 2003

         /s/ John C. Penn
------------------------------------
         John C. Penn                   Director                                           April 4, 2003

         /s/ Mark W. Sheffert
------------------------------------
         Mark W. Sheffert               Director                                           April 4, 2003

         /s/ Linda Hall Whitman
------------------------------------
         Linda Hall Whitman             Director                                           April 4, 2003

         /s/ Rodney A. Young
------------------------------------
         Rodney A. Young                Director                                           April 4, 2003

                    SARBANES-OXLEY SECTION 302 CERTIFICATION

I, Jerry V. Noyce, certify that:

         1. I have reviewed this annual report on Form 10-K of Health Fitness Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 4, 2003
                                            By       /s/ Jerry V. Noyce
                                               ---------------------------------
                                                     Jerry V. Noyce
                                                     Chief Executive Officer

                    SARBANES-OXLEY SECTION 302 CERTIFICATION

I, Wesley W. Winnekins, certify that:

         1. I have reviewed this annual report on Form 10-K of Health Fitness Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 4, 2003
                                            By       /s/ Wesley W. Winnekins
                                               ---------------------------------
                                                     Wesley W. Winnekins
                                                     Chief Financial Officer

                                  EXHIBIT INDEX
                           HEALTH FITNESS CORPORATION
                                    FORM 10-K

Exhibit No.                            Description
-----------       ------------------------------------------------------------
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

  3.2 Restated By-Laws of the Company - incorporated by reference to the Company's Registration Statement on Form SB-2 No.
                  33-83784C

  4.1 Specimen of Common Stock Certificate - incorporated by reference to the Company's Registration Statement on Form
                  SB-2 No. 33-83784C

 10.1             Standard Office Lease Agreement (Net) dated as of June 13,
                  1996 covering a portion of the Company's headquarters - incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996

 10.2             Amendment dated March 1, 2001 to Standard Office Lease
                  Agreement (Net) dated as of June 13, 1996 covering a portion of the Company's headquarters-incorporated by reference to the Company's Form 10K for the year ended December 31, 2000.

 10.3             Second Amendment, dated June 12, 2002, to Standard Office
                  Lease Agreement dated as of June 13, 1996- incorporated by reference to the Company's Form 10-Q for the quarter ended
                  June 30, 2002.

*10.4 Company's 1995 Stock Option Plan - incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995

*10.5 Amendment to Company's 1995 Stock Option Plan - incorporated by reference to Part II, Item 4 of the Company's Form 10-QSB for the quarter ended June 30, 1997

*10.6 Employment agreement dated November 30, 2000 between Company and Jerry V. Noyce-incorporated by reference to the Company's
                  Form 10K for the year ended December 31, 2000.

*10.7 Employment agreement dated April 21, 1995 between the Company and James A. Narum, as amended October 19, 1999, November 2,
                  2000 and March 25, 2003.

*10.8 Employment agreement dated February 9, 2001 between Company and Wesley W. Winnekins-incorporated by reference to the Company's Form 10K for the year ended December 31, 2000.

*10.9             Employment agreement dated March 1, 2003 between Company and
                  Jeanne Crawford

10.10             Agreement of Purchase and Sale of Stock of David W.
                  Pickering, Inc. dated January 1, 2001 - incorporated by reference to the Company's Quarterly Report on form 10-QSB for the quarter ended September 30, 2001

10.11 WCMA Loan and Security Agreement dated October 31, 2002 between the Company and Merrill Lynch Business Financial
                  Services, Inc. incorporated by reference to the Company's
                  Form 10Q for the quarter ended September 30, 2002

11.0              Statement re: Computation of Earnings per Share

21.1              Subsidiaries

23.1              Consent of Grant Thornton LLP

Exhibit No.                            Description
-----------       ------------------------------------------------------------
24.1              Power of Attorney (included on Signature Page)

99.1 Certification by Jerry Noyce, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification by Wesley Winnekins, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

----------------------
*  Indicates management contract or compensatory plan or arrangement