Form 10-K/A
period 2002-12-31
HEALTH FITNESS CORP /MN/
filed 2003-04-30
CIK 886432

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                  FORM 10-K/A-1

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

         This Form 10-K/A-1 is being filed in order to include information required by Part III, Items 10-13, originally intended to be incorporated by reference to the information to be included in the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         The Company's Board of Directors consists of seven directors. Each director serves on the Board until his or her successor is duly elected and qualified. The names and ages of all of the Company's directors and the positions held by each with the Company are as follows:

       NAME                    AGE             POSITION
       ----                    ---             --------
James A. Bernards               56             Chairman

K. James Ehlen, M.D.            58             Director

Jerry V. Noyce                  58   President, CEO and Director

John C. Penn                    63             Director

Mark W. Sheffert                55             Director

Linda Hall Whitman              54             Director

Rodney A. Young                 48             Director

         JAMES A. BERNARDS, a director of the Company from 1993 to June 1998 and since March 1999, has served as Chairman of the Board since April 1999, has been President of Brightstone Capital, LLC, a venture capital firm, since 1985 and President of Facilitation Incorporated, a strategic planning firm he founded in July 1993. Prior to that time he was President of Stirtz Bernards & Co., a CPA firm he founded and with which he had been a partner for more than 12 years. Mr. Bernards is also a director of three public companies, FSI International, Inc., August Technology Corporation and Entegris, Inc., and several private companies.

         K. JAMES EHLEN, M.D., a director of the Company since April 2001, currently serves as Chief Executive Officer of the Halleland Health Consulting Group, a Minneapolis-based health consulting firm. From February 2001 to February 2003 he served as Chief, Clinical Leadership for Humana Inc., a national managed care organization. He was Executive Leader of Health Care Practice for Halleland Health Consulting Group from May 2000 to February 2001, and was a self-employed health care consultant from June 1999 to May 2000. From October 1988 to June 1999, Dr. Ehlen served as Chief Executive Officer of Allina Health System, an integrated health care organization. Dr. Ehlen is also a director of Arizant and IZEX Technology.

         JERRY V. NOYCE has been President and Chief Executive Officer of the Company since November 2000 and a director since February 2001. From October 1973 to March 1997 he was Chief Executive Officer and Executive Vice President of Northwest Racquet, Swim & Health Clubs. From March 1997 to November 1999, Mr. Noyce served as Regional Chief Executive Officer of CSI/Wellbridge Company, the successor to Northwest Racquet, where he was responsible for all operations at the Norwest Clubs and the Flagship Athletic Club.

         JOHN C. PENN, a director of the Company since April 2001, currently serves as President, CEO and Chairman of Intek Plastics, Inc., a custom extruder of plastic products for the window and door industries. From 1999 to 2003, he served as Vice Chairman and Chief Executive Officer of Satellite Companies, a family-owned group of three companies engaged in the manufacture and international sales of portable restroom equipment, distribution and rental of relocateable buildings and sales and maintenance of private aircraft. He served for 21 years as an outside board member of those companies before joining them as an employee in 1999. For 25 years prior to joining Satellite Companies, Mr. Penn served as chief executive officer of several companies in the manufacturing and medical industries, including Centers for Diagnostic Imaging, Benson Optical and Arctic Enterprises. Mr. Penn is also a director of Angeion Corporation.

         MARK W. SHEFFERT, a director of the Company since January 2001, has served as Chairman and Chief Executive Officer of Manchester Companies, Inc., an investment banking and business advisory firm, since December 1989. Prior to that, he was President of First Bank System, Inc. (now U.S. Bank) a $28 billion bank holding company headquartered in Minneapolis, Minnesota. He also served as Chairman and CEO for First Trust, a $20 billion trust company based in St. Paul, Minnesota. For 10 years prior to First Bank, Mr. Sheffert served as President and Chief Operating Officer of North Central Insurance Company. Mr. Sheffert has served on the Board of Directors for over thirty companies, including NYSE, NASDAQ and private companies.

         LINDA HALL WHITMAN, a director of the Company since April 2001, has been Chief Executive Officer of QuickMedx, a healthcare services company, since May 2002. Prior to that she was President of Ceridian Performance Partners (an employee benefits provider), Ceridian Corporation, from 1996 through December 2000, and Vice President, Business Integration, at Ceridian from 1995 to 1996. From 1980 to 1995 she served in various management and executive positions with Honeywell, Inc., including Vice President, Consumer Business Group, from 1993 to 1995. Ms. Whitman is a director of two additional public companies, MTS Systems Corporation and August Technology Corporation. Since 1999 she has served on the Ninth District Federal Reserve Bank Board, and is currently Deputy Chair.

         RODNEY A. YOUNG, a director of the Company since April 2001, has been Chief Executive Officer, President and a director of LecTec Corporation, a developer, manufacturer and marketer of healthcare consumer and over-the-counter pharmaceutical products since August 1996 and Chairman of the Board of LecTec since November 1996. Prior to assuming the leadership role with LecTec, Mr. Young served Baxter International, Inc. for five years in various management roles, most recently as Vice President and General Manager of the Specialized Distribution Division. Mr. Young also serves as a director of Possis Medical, Inc. and Delta Dental Plan of Minnesota.

EXECUTIVE OFFICERS

         The names, ages and positions of the Company's executive officers are as follows:

      NAME                AGE                      POSITION
      ----                ---                      --------
Jerry V. Noyce             58   President, Chief Executive Officer and Director

Wesley W. Winnekins        41   Chief Financial Officer and Treasurer

James A. Narum             46   Senior Vice President-Corporate Business Development

Jeanne C. Crawford         45   Vice President-Human Resources and Secretary

Geri Martin                44   Vice President - Marketing

David T. Hurt              37   Senior Vice President - Operations

         JERRY V. NOYCE has been President and Chief Executive Officer of the Company since November 2000 and a director since February 2001. From October 1973 to March 1997, he was Chief Executive Officer and Executive Vice President of Northwest Racquet, Swim & Health Clubs. From March 1997 to November 1999 Mr. Noyce served as Regional Chief Executive Officer of CSI/Wellbridge Company, the successor to Northwest Racquet, where he was responsible for all operations at the Northwest Clubs and the Flagship Athletic Club.

         WESLEY W. WINNEKINS has been Chief Financial Officer and Treasurer of the Company since February 2001. Prior to joining the Company, Mr. Winnekins served as CFO (from January 2000 to February 2001) of University.com, Inc., a privately held provider of online learning solutions for corporations. From June 1995 to April 1999 he served as CFO and vice president of operations for Reality Interactive, a publicly held developer of CD-ROMs and online training for the corporate market. From June 1993 to May 1995 he served as controller and director of operations for The Marsh, a Minneapolis-based health club, and was controller of the Greenwood Athletic Club in Denver from October 1987 to January 1989.

         JAMES A. NARUM has been the Company's Senior Vice President-Corporate Business Development since December 2001, and served as Corporate Vice President of Operations-Corporate Health and Fitness Division from November 2000 to December 2001. From 1995 until November 2000, Mr. Narum was responsible for national operations in the Company's Corporate Health and Fitness Division. From 1983 to 1995, Mr. Narum was responsible for regional operations, sales, consulting, and client account management for Fitness Systems Inc., a provider of fitness center management services that the Company acquired in 1995.

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

         GERI MARTIN has been the Company's Vice President of Marketing since February 2002. From 1996 to 2002, she held various marketing positions with Express Scripts, Inc., a national pharmacy benefits manager.

         DAVID T. HURT has been the Company's Senior Vice President - Operations since May 2001. Since 1993, Mr. Hurt has held various management positions with the Company.

         There are no arrangements or understandings between any of the directors, officers or any other person (other than arrangements or understandings with directors and officers acting as such) pursuant to which any person was selected as a director or officer of the Company. There are no family relationships among the Company's directors or officers.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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

         To the Company's knowledge, based on a review of the copies of such reports furnished to the Company, during the fiscal year ended December 31, 2002, all Section 16(a) filing requirements applicable to Insiders were complied with, except that Form 3 was not timely filed by each of the Company's Vice President of Marketing and the Company's Senior Vice President - Operations.

ITEM 11.      EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE REPORT

         COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. The Compensation Committee of the Board of Directors is comprised of outside directors Linda Hall Whitman, James A. Bernards and Rodney A. Young. None of such members of the Committee is or ever has been an employee or officer of the Company and none of such persons is affiliated with any entity other than the Company with which an executive officer of the Company is affiliated. Mr. Noyce, the Company's President and CEO, served on the Compensation Committee during the period from January 19, 2001 to June 15, 2001; however, during this period the Compensation Committee limited its activities to review and recommendation of a compensation package for the Company's directors and did not undertake to review or make recommendations regarding CEO compensation.

         OVERVIEW AND PHILOSOPHY. In accordance with the Compensation Committee Charter, the Compensation Committee (i) develops procedures and policies for compensating directors; (ii) reviews the Company's procedures, processes and policies used to compensate the Company's CEO and principal executives (Chief Financial Officer, Senior Vice President - Operations, Senior Vice President - Corporate Business Development, Vice President of Marketing and Vice President -Human Resources); (iii) reviews the performance evaluation procedures for the CEO and principal executives; and (iv) approves compensation plans for the CEO and principal executives. There are three basic components to the Company's executive compensation program: base pay, annual incentive bonus and long-term, equity-based incentive compensation in the form of stock options. Each component is established in light of individual and Company performance, comparable compensation programs in the Minneapolis/Saint Paul metropolitan area, equity among employees and cost effectiveness.

         Base Pay. Base pay is designed to be competitive, although conservative, as compared to salary levels for equivalent positions at comparable companies in the Minneapolis/Saint Paul metropolitan area. The executive's actual salary within this competitive framework depends on the individual's performance, responsibilities, experience, leadership and potential future contribution. The base pay of the CEO and CFO are currently set by their employment agreements (See "Employment Agreements" below), with increases for the CEO approved by the Board and the Compensation Committee and increases for the CFO approved by the Compensation Committee.

         Annual Incentive Bonus. In addition to base pay, the CEO and principal executives may be eligible to receive an annual cash bonus based on criteria determined by the Compensation Committee and Board of Directors for the CEO and by the CEO and Compensation Committee for the principal executives. Bonus eligibility for fiscal year 2003 may range from 10% to 45% of base pay.

         Long-Term, Equity-Based Incentive Compensation. The long-term, equity-based compensation program is tied directly to shareholder return. Under the current program, long-term incentive compensation consists of stock options that generally do not fully vest until after four years. Stock options are awarded with an exercise price equal to the fair market value of the Company's common shares on the date of grant. Accordingly, the executive is rewarded only if the shareholders receive the benefit of appreciation in the price of the Common Stock.

         Because long-term options vest over time, the Company periodically (generally once each year) grants new options to provide continuing incentives for future performance. The size of the previous grants and the number of options held are considered by the Compensation Committee, but are not entirely determinative of future grants. Each executive's annual grants are based upon the individual's performance, responsibilities, experience, leadership and potential future contribution and any other factors deemed relevant by the Compensation Committee. Stock option grants for the CEO and CFO are made by the Compensation Committee and approved by the Board. Stock option grants for principal executives are made by the CEO and Compensation Committee.

         Stock options are designed to align the interests of the Company's executives with those of shareholders by encouraging executives to enhance the value of the Company and, hence, the price of the Common Stock and the shareholders' investment. In addition, through deferred vesting, this component of the compensation system is designed to create an incentive for the executive to remain with the Company.

         BENEFITS. The Company also provides medical and insurance benefits to its executive officers, which are generally available to all Company employees. The Company has a 401(k) plan in which all qualified employees, including the executive officers, are eligible to participate. During 2002, the Company made aggregate matching contributions of $132,000 to plans qualified under IRC
Section 401(k).

         ANNUAL REVIEWS. Each year the Compensation Committee reviews its executive compensation polices and programs and determines what changes, if any, are appropriate for the following year. In addition, the Compensation Committee and Board of Directors review the individual performance of the CEO.

         COMPENSATION IN 2002. Jerry Noyce was employed as the Company's Chief Executive Officer in November 2000 pursuant to a written Employment Agreement. See "Employment Agreements." During 2002, the Board of Directors approved the recommendation of the Compensation Committee to increase Mr. Noyce's annual base salary by 3.5%, to $238,050, and to grant Mr. Noyce options to purchase 82,000 shares of the Company's common stock, vesting over 4 years, with an exercise price equal to fair market value as of the date of grant. The Company paid a cash bonus to Mr. Noyce of $10,000 for fiscal year 2002. In April 2003, the Board of Directors, upon the recommendation of the Compensation Committee, approved a bonus program for Mr. Noyce for fiscal year 2003 pursuant to which Mr. Noyce has the opportunity to earn a bonus of up to 20% of his base pay upon achievement of certain revenue targets and a bonus of up to 25% of base pay based upon achievement of certain EBITDA targets.

         Wes Winnekins was employed as the Company's Chief Financial Officer in February 2001 pursuant to a written Employment Agreement. See "Employment Agreements." During 2002, Mr. Winnekins' annual base salary was increased by 3.5%, to $131,860, and he was granted options to purchase 17,000 shares of the Company's common stock, vesting over 4 years, with an exercise price equal to fair market value as of the date of grant. The Company paid a cash bonus to Mr. Winnekins of $5,000 for fiscal year 2002.

                     MEMBERS OF THE COMPENSATION COMMITTEE:
                           Linda Hall Whitman (Chair)
                                James A. Bernards
                                 Rodney A. Young

SUMMARY COMPENSATION TABLE

         The following table sets forth certain information regarding compensation paid during each of the Company's last three fiscal years to the Chief Executive Officer and to the Company's most highly compensated executive officers who received compensation in excess of $100,000 during fiscal 2002 (such individuals referred to as the "named executive officers").

                                                                                      Long Term Compensation
                                                                                      ----------------------
                                        Annual Compensation                       Awards            Payouts
                                        -------------------                       ------            -------
                                                                         Restricted    Securities     LTIP       All Other
  Name and Principal                                                       Stock       Underlying   Payouts    Compensation
      Position                  Year   Salary ($)  Bonus($)   Other($)   Awards ($)     Options       ($)          ($)
  ------------------            ----   ----------  --------   --------   ----------    ----------   -------    ------------
Jerry V. Noyce,                 2002     236,533        --    8,000 (4)      --           82,000       --           --
President and Chief             2001     230,000        --    8,000 (4)      --           30,000       --           --
Executive Officer (1)           2000      15,538        --    7,272          --          250,000       --           --

James A. Narum,                 2002     118,730    19,463       --          --           15,000       --           --
Senior Vice President           2001     114,999    30,000       --          --               --       --           --
- Corporate Business            2000     110,770    20,000       --          --           60,000       --           --
Development

Wesley W.                       2002     126,318        --       --          --           17,000       --           --
Winnekins, Chief                2001     105,489        --       --          --           97,500       --           --
Financial Officer (2)

Jeanne C. Crawford,             2002     113,421    10,692       --          --           15,000       --           --
Vice President -                2001     106,924        --       --          --           40,000                    --
Human Resources (2)

David T. Hurt, Senior           2002     108,904    10,426       --          --           15,000       --           --
Vice President -
Operations (3)

------------------------

(1)      Mr. Noyce began employment with the Company during fiscal 2000.

(2)      Such persons first became executive officers during fiscal 2001.

(3)      Such person first became an executive officer during fiscal 2002.

(4) Amount represents payments for a car allowance and country club membership. See "Employment Agreements - Jerry V. Noyce."

OPTION GRANTS DURING FISCAL YEAR 2002

         The following table sets forth information regarding stock options granted to the named executive officers during the fiscal year ended December 31, 2002. The Company has not granted stock appreciation rights.

                                                                                                        POTENTIAL REALIZABLE
                                                                                                          VALUE AT ASSUMED
                                                                                                           ANNUAL RATES OF
                             NUMBER OF            % OF TOTAL                                                 STOCK PRICE
                            SECURITIES              OPTIONS          EXERCISE                              APPRECIATION FOR
                            UNDERLYING            GRANTED TO         PRICE PER                               OPTION TERM
                             OPTIONS              EMPLOYEES IN         SHARE          EXPIRATION        ---------------------
      NAME               GRANTED (#) (1)          FISCAL YEAR         ($/SH)             DATE            5%($)         10%($)
    --------             ---------------          ------------       ---------        ----------        ------         ------
Jerry V. Noyce                82,000                  32%               .47             2/21/08         13,107         29,736

James A. Narum                15,000                   6%               .47             2/21/08          2,398          5,440

Wesley W. Winnekins           17,000                   7%               .47             2/21/08          2,717          6,165

Jeanne C. Crawford            15,000                   6%               .47             2/21/08          2,398          5,440

David T. Hurt                 15,000                   6%               .47             2/21/08          2,398          5,440

------------------------

(1) Exercisable in four annual increments, each in the amount of 25% of the number of shares granted, commencing on the first anniversary of the date of grant.

AGGREGATED OPTION EXERCISES DURING FISCAL YEAR 2002 AND FISCAL YEAR END OPTION VALUES

         The following table provides information related to the number of options exercised during the last fiscal year and the number and value of options held at fiscal year end by the named executive officers.

                                                                         NUMBER OF SECURITIES
                                                                              UNDERLYING                    VALUE OF UNEXERCISED
                                         SHARES                              UNEXERCISED                        IN-THE-MONEY
                                         ACQUIRED                         OPTIONS AT 12/31/02               OPTIONS AT 12/31/02(1)
                                       ON EXERCISE         VALUE              EXERCISABLE/                       EXERCISABLE/
       NAME                                (#)           REALIZED             UNEXERCISABLE                      UNEXERCISABLE
       ----                            -----------       --------        ---------------------                   -------------
Jerry V. Noyce                             --               --               130,000 / 232,000                 $20,310 / $32,925

James A. Narum                             --               --                60,000 / 15,000                   $11,250 / $450

Wesley W. Winnekins                        --               --                33,500 / 81,000                      $0 / $510

Jeanne C. Crawford                         --               --                10,000 / 45,000                      $0 / $450

David T. Hurt                              --               --                10,000 / 45,000                      $0 / $450

------------------------

(1) Value of exercisable/unexercisable in-the-money options is equal to the difference between the market price of the Common Stock at fiscal year end and the option exercise price per share multiplied by the number of shares subject to options. The closing price as of December 31, 2002 on the OTC Bulletin Board was $0.50.

EMPLOYMENT AGREEMENTS

         JERRY V. NOYCE. In November 2000, the Company entered into an employment agreement with Jerry V. Noyce pursuant to which Mr. Noyce serves as the Company's President and Chief Executive Officer at an annual base salary of $230,000, subject to future increases as determined by the Board of Directors. Mr. Noyce's current annual base salary under his employment agreement is $238,050. Mr. Noyce is also eligible to earn an annual bonus based on criteria set by the Board. Mr. Noyce also receives normal and customary employee benefits and fringe benefits, including a $500 per month car allowance and up to $200 per month for a country club membership. The agreement may be terminated by either party upon written notice to the other party. If Mr. Noyce is terminated without "cause," he will continue to receive his base salary for a period of 12 months following such termination. If the agreement is terminated by the Company because of a change of control, Mr. Noyce will receive his base salary for a period of 24 months following termination. If Mr. Noyce resigns as a result of a change of control because he will not be named chief executive officer of the new controlling entity, he will receive his base salary for a period of 12 months following termination.

         JAMES V. NARUM. In March 2003, the Company amended and restated its employment agreement with James V. Narum. Pursuant to the agreement, Mr. Narum serves as the Company's Senior Vice President - Corporate Business Development at an annual base salary of $123,188 effective March 1, 2003. Mr. Narum is eligible to earn a sales commissions of 5%, as well as an annual bonus of up to 20% of his annual base salary if the Company achieves certain annual sales targets. Mr. Narum receives normal and customary employee fringe benefits. The agreement may be terminated by either party upon written notice to the other party. In the event Mr. Narum's employment is terminated without "cause", he will continue to receive his base salary for a period of four months following such termination.

         WESLEY W. WINNEKINS. The Company has an employment agreement with Wesley W. Winnekins, effective February 9, 2001, which continues for an indefinite term until terminated in accordance with the agreement. Pursuant to the agreement, Mr. Winnekins serves as Chief Financial Officer at an annual base salary of $120,000 subject to future increases as determined by the Board of Directors. Mr. Winnekins' current annual base salary under his employment agreement is $131,860. Mr. Winnekins is also eligible to earn an annual bonus based on criteria set by the Company's CEO and approved by the Compensation Committee. The agreement may be terminated by either party upon written notice to the other party. If Mr. Winnekins is terminated without "cause," he will continue to receive his base salary for a period of three months following such termination.

         JEANNE C. CRAWFORD. The Company has an employment agreement with Jeanne
C. Crawford, effective March 1, 2003, which continues for an indefinite term until terminated in accordance with the agreement. Under the agreement, Ms. Crawford serves as Vice President - Human Resources at an annual base salary of $125,235, subject to future increases as determined by the Company. Ms. Crawford is also eligible to earn an annual bonus based on criteria set by the Company's CEO and approved by the Compensation Committee. The agreement may be terminated by either party upon written notice to the other party. If Ms. Crawford is terminated without "cause," she will continue to receive her base salary for a period of three months following such termination.

         DAVID T. HURT. The Company has an employment agreement with David Hurt, effective August 14, 2001, which continues for an indefinite term until terminated in accordance with the agreement. Under the agreement, Mr. Hurt serves as Senior Vice President - Operations at an annual base salary of $104,251, subject to future increases as determined by the Company. Mr. Hurt's current annual base salary under his employment agreement is $114,384. Mr. Hurt is also eligible to earn an annual bonus based on criteria set by the Company's CEO and approved by the Compensation Committee. The agreement may be terminated by either party upon written notice to the other party. If Mr. Hurt is terminated without "cause," he will continue to receive his base salary for a period of four months following such termination.

         GERI MARTIN. The Company has an employment agreement with Geri Martin, effective February 11, 2002, which continues for an indefinite term until terminated in accordance with the agreement. Under the agreement, Ms. Martin serves as Vice President of Marketing at an annual base salary of $115,000, subject to future increases as determined by the Company. Ms. Martin's current annual base salary under her employment agreement is $118,450. Ms. Martin is also eligible to earn an annual bonus based on criteria set by the Company's CEO and approved by the Compensation Committee. The agreement may be terminated by either party upon written notice to the other party. If Ms. Martin is terminated without "cause," she will continue to receive her base salary for a period of three months following such termination.

COMPENSATION OF DIRECTORS

         During fiscal 2001 the Board implemented a compensation plan for outside directors pursuant to which directors who are not employees of the Company receive a fee of $1,000 for each Board meeting attended and are reimbursed for out-of-town travel expenses incurred to attend Board meetings. Under the plan, each non-employee director also receives (i) a fully vested grant of 20,000 shares of Common Stock upon first election to the Board and (ii) a six-year option to purchase 12,000 shares of Common Stock upon first election to the Board and annually thereafter. Each such option is granted at the fair market value of the Company's Common Stock on the date of grant and is fully exercisable on the date of grant. In accordance with such plan, as of May 13, 2002, Directors Bernards, Ehlen, Penn, Sheffert, Whitman and Young each received an option to purchase 12,000 shares at an exercise price of $0.60 per share.

PERFORMANCE GRAPH

         Set forth below is a line graph comparing the cumulative total shareholder return on the Company's Common Stock from December 31, 1997 through December 31, 2002, with the cumulative total return of the S&P 500 Index and the Service (Commercial and Consumer)-500 Index. The comparison assumes $100 was invested on December 31, 1997, in the Company's Common Stock and in each of the foregoing indices and assumes reinvestment of dividends.

                           TOTAL SHAREHOLDER RETURNS

                                  [LINE GRAPH]

                                         Base                          Indexed Returns
                                        Period                          Years Ending
                                        ------                          ------------
Company/Index                           Dec 97       Dec 98         Dec 99          Dec 00         Dec 01         Dec 02
-------------                           ------       ------         ------          ------         ------         ------
Health Fitness Corporation               100          42.01          32.01           21.13          33.29          32.01
S&P 500 Index                            100         128.58         155.63          141.46         124.65          97.10
S&P 500 Consumer Discretionary           100         141.13         176.67          141.34         145.27         110.67

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the number of shares of Common Stock beneficially owned as of April 23, 2003, by persons known to the Company to be beneficial owners of more than 5% of the Company's Common Stock, by each executive officer of the Company named in the Summary Compensation table, by each current director of the Company and by all current directors and executive officers as a group. Unless otherwise indicated, the shareholders listed in the table have sole voting and investment powers with respect to the shares indicated. Officers and directors can be reached at the Company's principal executive office.

     NAME AND ADDRESS OF                                     NUMBER OF SHARES
       BENEFICIAL OWNER                                     BENEFICIALLY OWNED        PERCENT OF CLASS (1)
    ----------------------                                  ------------------        --------------------
Perkins Capital Management, Inc.                              1,333,250 (2)                  10.8%
730 East Lake Street
Wayzata, MN 55391

Destin Capital Partners, LLC (3)                              1,000,502                       8.1%
P. O. Box 27
Eldorado, IL 62930

Charles E. Bidwell                                            1,005,973 (4)                   8.1%
3535 Kilkenny Lane
Hamel, MN 55340

Wells Fargo & Company                                           944,473                       7.7%
420 Montgomery Street
San Francisco, CA 94104

Jeanne C. Crawford                                              240,636 (5)                   1.9%

James A. Bernards                                               184,000 (6)                   1.5%

Jerry V. Noyce                                                  173,902 (7)                   1.4%

Mark W. Sheffert                                                119,000 (8)                   1.0%

James A. Narum                                                   86,482 (9)                     *

Wesley W. Winnekins                                              53,750 (10)                    *

K. James Ehlen, M.D.                                             44,000 (11)                    *

John C. Penn                                                     44,000 (11)                    *

Linda Hall Whitman                                               44,000 (11)                    *

David T. Hurt                                                    13,750 (12)                    *

Rodney A. Young                                                  44,000 (11)                    *

All current directors and current executive officers          1,047,520 (13)                  8.0%
as a group (11 persons)

------------------------
*        Less than 1%

(1) Shares not outstanding but deemed beneficially owned by virtue of the right of a person to acquire them as of April 23, 2003 or within sixty days of such date are treated as outstanding only when determining the percent owned by such individual and when determining the percent owned by a group.

(2) In its most recent Schedule 13G/A filing with the Securities and Exchange Commission on February 3, 2003, Perkins Capital Management, Inc. represents it has sole voting power over 921,800 of such shares and sole dispositive power over all such shares.

(3)      Destin Capital Partners, LLC is controlled by Burt H. Rowe, Jr.

(4) Includes 45,000 shares which may be purchased upon exercise of options and warrants which are exercisable as of April 23, 2003 or within 60 days of such date.

(5) Includes 13,750 shares which may be purchased upon exercise of options which are exercisable as of April 23, 2003 or within 60 days of such date Also includes 39,000 shares and currently exercisable options and warrants to purchase 135,216 shares held by Ms. Crawford's spouse.

(6) Includes 100,000 shares held by Brightstone Capital, Ltd., an investment firm controlled by Mr. Bernards and David Dalvey, 10,000 shares held by an employee benefit plan over which Mr. Bernards has shared voting and investment power, and 74,000 shares which may be purchased upon exercise of options that are exercisable by Mr. Bernards as of April 23, 2003 or within 60 days of such date. Does not contain Company shares or warrants held by any investment funds managed by Messrs. Bernards and Dalvey. Pursuant to written agreement between Mr. Bernards and Mr. Dalvey, Mr. Bernards has no voting or investment power over any of such securities.

(7) Includes 150,500 shares which may be purchased upon exercise of options that are exercisable as of April 23, 2003 or within 60 days of such date.

(8) Includes 24,000 shares which may be purchased upon exercise of options which are exercisable as of April 23, 2003 or within 60 days of such date. Also includes a currently exercisable warrant to purchase 75,000 shares held by Manchester Companies, Inc. ("Manchester"). As President, Chief Executive Officer and controlling shareholder of Manchester, Mr. Sheffert may be deemed to share dispositive power over the shares underlying such Warrant.

(9) Includes 63,750 shares which may be purchased upon exercise of options that are exercisable as of April 23, 2003 or within 60 days of such date.

(10) Such shares are not outstanding but may be purchased upon exercise of options that are exercisable as of April 23, 2003 or within 60 days of such date.

(11) Includes 24,000 shares which may be purchased upon exercise of options that are exercisable as of April 23, 2003 or within 60 days of such date.

(12) Such shares are not outstanding but may be purchased upon exercise of options and warrants that are exercisable as of April 23, 2003 or within 60 days of such date.

(13) Includes 699,716 shares which may be purchased upon exercise of options and warrants that are exercisable as of April 23, 2003 or within 60 days of such date.

INFORMATION REGARDING EQUITY COMPENSATION PLANS

         The following table provides information concerning the Company's equity compensation plans as of December 31, 2002.

                                    Number of securities to      Weighted-average         Number of securities remaining
                                    be issued upon exercise      exercise price of      available for future issuance under
                                    of outstanding options,     outstanding options    equity compensation plans (excluding
                                      warrants and rights       warrants and rights     securities reflected in column (a))
Plan Category                                (a)                        (b)                               (c)
Equity compensation plans
approved by security holders             1,422,300                    $1.19                           982,938 (1)

Equity compensation plans not
approved by security holders               616,697 (2)                $1.62                                --

Total                                    2,038,997                    $1.32                           982,938

         (1) Includes 405,238 shares of common stock available for issuance under the Company's Employee Stock Purchase Plan.

         (2) Represents outstanding warrants to directors, selling agents and consultants in consideration for services performed and in connection with the issuance of debt.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

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

         (b)      Reports on Form 8-K

         The Company filed a report on Form 8-K on October 28, 2002 to report that a press release had been issued to announce that the Company has been selected by 3M to develop and operate onsite employee fitness centers at 3M's headquarters in St. Paul, Minnesota.

                                   SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 30, 2003                HEALTH FITNESS CORPORATION

                                         By         /s/ Jerry V. Noyce
                                            ------------------------------------
                                               Jerry V. Noyce
                                               Chief Executive Officer
                                               (Principal Executive Officer)

                    SARBANES-OXLEY SECTION 302 CERTIFICATION

I, Jerry V. Noyce, certify that:

         1. I have reviewed this annual report on Form 10-K, as amended, of Health Fitness Corporation;

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

Date: April 30, 2003
                                         By      /s/ Jerry V. Noyce
                                            ---------------------------------
                                              Jerry V. Noyce
                                              Chief Executive Officer

                    SARBANES-OXLEY SECTION 302 CERTIFICATION

I, Wesley W. Winnekins, certify that:

         1. I have reviewed this annual report on Form 10-K, as amended, of Health Fitness Corporation;

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

Date: April 30, 2003
                                          By     /s/ Wesley W. Winnekins
                                            -----------------------------------
                                               Wesley W. Winnekins
                                               Chief Financial Officer

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

   4.1 Specimen of Common Stock Certificate - incorporated by reference to the Company's Registration Statement on Form SB-2 No. 33-83784C

  10.1 Standard Office Lease Agreement (Net) dated as of June 13, 1996 covering a portion of the Company's headquarters - incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996

  10.2 Amendment dated March 1, 2001 to Standard Office Lease Agreement (Net) dated as of June 13, 1996 covering a portion of the Company's headquarters - incorporated by reference to the Company's Form 10-K for the year ended December 31, 2000.

  10.3 Second Amendment, dated June 12, 2002, to Standard Office Lease Agreement dated as of June 13, 1996 - incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2002.

 *10.4 Company's 1995 Stock Option Plan - incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995

 *10.5 Amendment to Company's 1995 Stock Option Plan - incorporated by reference to Part II, Item 4 of the Company's Form 10-QSB for the quarter ended June 30, 1997

 *10.6 Employment agreement dated November 30, 2000 between Company and Jerry V. Noyce - incorporated by reference to the Company's Form 10-K for the year ended December 31, 2000.

*+10.7 Employment agreement dated April 21, 1995 between the Company and James A. Narum, as amended October 19, 1999, November 2, 2000 and March 25, 2003.

 *10.8 Employment agreement dated February 9, 2001 between Company and Wesley W. Winnekins - incorporated by reference to the Company's Form 10-K for the year ended December 31, 2000.

*+10.9 Employment agreement dated March 1, 2003 between Company and Jeanne Crawford

 10.10 Agreement of Purchase and Sale of Stock of David W. Pickering, Inc. dated January 1, 2001 - incorporated by reference to the Company's Quarterly Report on form 10-QSB for the quarter ended September 30, 2001

 10.11 WCMA Loan and Security Agreement dated October 31, 2002 between the Company and Merrill Lynch Business Financial Services, Inc. - incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 2002

 +11.0            Statement re: Computation of Earnings per Share

 +21.1            Subsidiaries

Exhibit No.       Description

 +23.1            Consent of Grant Thornton LLP

 +24.1            Power of Attorney (included on Signature Page)

  99.1 Certification by Jerry Noyce, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

  99.2 Certification by Wesley Winnekins, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

--------------------
*    Indicates management contract or compensatory plan or arrangement

+    Previously filed with Form 10-K for year ended December 31, 2002