Form 10-Q
period 2003-03-31
HEALTH FITNESS CORP /MN/
filed 2003-05-15
CIK 886432

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003
                                                 --------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ___________________ to ___________________


Commission file number:          0-25064
                        ----------------

                           HEALTH FITNESS CORPORATION
             (Exact name of registrant as specified in its charter)

Minnesota                                                            41-1580506
--------------------------------------------------------------------------------
(State of incorporation or organization)    (I.R.S. Employer Identification No.)



3600 West 80th Street, Bloomington, Minnesota                              55431
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


(952) 831-6830
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         The number of shares outstanding of each of the registrant's classes of capital stock, as of May 12, 2003 was:

                Common Stock, $0.01 par value, 12,322,908 shares

                           HEALTH FITNESS CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS
                                TABLE OF CONTENTS

                                                                                                                PAGE

    PART I.          FINANCIAL INFORMATION

      Item 1.        Consolidated Financial Statements (unaudited)

                     Consolidated Balance Sheets as of March 31, 2003 and                                         2
                     December 31, 2002

                     Consolidated Statements of Earnings for the three                                            3
                     months ended March 31, 2003 and 2002

                     Consolidated Statements of Cash Flows for the three                                          4
                     months ended March 31, 2003 and 2002

                     Notes to Consolidated Financial Statements                                                   5


     Item 2.         Management's Discussion and Analysis of Financial Condition                                  7
                     and Results of Operations


     Item 3.         Quantitative and Qualitative Disclosures About Market Risk                                  10

     Item 4.         Controls and Procedures                                                                     10


  PART II.           OTHER INFORMATION                                                                           11

     Item 1.         Legal Proceedings

     Items 2-5.      Not Applicable

     Item 6.         Exhibits and reports on Form 8-K

     Signatures                                                                                                  12

     Certifications  Sarbanes-Oxley Section 302 certifications of Chief
                     Executive Officer and Chief Financial Officer                                               13

     Exhibit Index                                                                                               15



                           HEALTH FITNESS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED )

                                                                                                    March 31,     December 31,
                                                                                                      2003            2002
                                                                                                  ------------    ------------

ASSETS

CURRENT ASSETS
    Cash                                                                                          $     86,850    $     91,658
    Trade and other accounts receivable, less allowance for doubtful
       accounts of $79,400 and $83,500                                                               4,293,134       4,036,888
    Prepaid expenses and other                                                                         287,797         266,734
    Deferred tax assets                                                                                731,500         731,500
                                                                                                  ------------    ------------
           Total current assets                                                                      5,399,281       5,126,780

PROPERTY AND EQUIPMENT, net                                                                            184,426         176,206

OTHER ASSETS
    Goodwill                                                                                         5,308,761       5,308,761
    Deferred tax assets                                                                              2,101,872       2,254,876
    Other                                                                                              212,744          89,188
                                                                                                  ------------    ------------
                                                                                                  $ 13,207,084    $ 12,955,811
                                                                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Note payable                                                                                  $    437,529    $    304,589
    Trade accounts payable                                                                             278,681         409,150
    Accrued salaries, wages, and payroll taxes                                                       1,457,000       1,072,982
    Other accrued liabilities                                                                          250,721         415,856
    Accrued benefits                                                                                   180,010         267,042
    Deferred revenue                                                                                 1,245,048       1,407,437
                                                                                                  ------------    ------------
           Total current liabilities                                                                 3,848,989       3,877,056

COMMITMENTS AND CONTINGENCIES                                                                               --              --

STOCKHOLDERS' EQUITY
    Preferred stock, $0.01 par value; 5,000,000 shares authorized, none
       issued or outstanding                                                                                --              --

    Common stock, $0.01 par value; 25,000,000 shares authorized; 12,322,908
       and 12,297,661 shares issued and outstanding                                                    123,229         122,977
    Additional paid-in capital                                                                      17,008,475      16,997,367
    Accumulated deficit                                                                             (7,773,609)     (8,041,589)
                                                                                                  ------------    ------------
                                                                                                     9,358,095       9,078,755
                                                                                                  ------------    ------------
                                                                                                  $ 13,207,084    $ 12,955,811
                                                                                                  ============    ============
See notes to consolidated financial statements

                           HEALTH FITNESS CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)


                                                                                                   Three Months Ended
                                                                                                       March 31,
                                                                                            ----------------------------
                                                                                                 2003            2002
                                                                                            ------------    ------------
REVENUE                                                                                     $  7,518,205    $  6,687,394
COSTS OF REVENUE                                                                               5,863,806       5,213,103
                                                                                            ------------    ------------
GROSS PROFIT                                                                                   1,654,399       1,474,291

OPERATING EXPENSES
    Salaries                                                                                     783,542         665,981
    Selling, general, and administrative                                                         409,314         412,248
                                                                                            ------------    ------------
           Total operating expenses                                                            1,192,856       1,078,229
                                                                                            ------------    ------------

OPERATING INCOME                                                                                 461,543         396,062

OTHER INCOME (EXPENSE)
    Interest expense                                                                             (10,505)        (98,622)
    Other, net                                                                                    (1,028)         (1,747)
                                                                                            ------------    ------------
EARNINGS BEFORE INCOME TAXES                                                                     450,010         295,693
INCOME TAX EXPENSE  (BENEFIT)                                                                    182,030        (491,628)
                                                                                            ------------    ------------

NET EARNINGS                                                                                $    267,980    $    787,321
                                                                                            ============    ============

NET EARNINGS PER SHARE:
    Basic                                                                                   $       0.02    $       0.06
    Diluted                                                                                         0.02            0.06

WEIGHTED AVERAGE COMMON SHARES
    Basic                                                                                     12,308,321      12,265,250
    Diluted                                                                                   12,404,312      12,396,891


 See notes to consolidated financial statements



                           HEALTH FITNESS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          Three Months Ended
                                                                                                March 31,
                                                                                       --------------------------
                                                                                          2003           2002
                                                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                                        $   267,980    $   787,321
   Adjustments to reconcile net earnings to net cash provided by (used in)
     operating activities:
       Depreciation and amortization                                                        18,270         62,194
       Deferred taxes                                                                      153,004       (511,000)
       Change in assets and liabilities:
         Trade and other accounts receivable                                              (256,246)      (298,058)
         Prepaid expenses and other                                                        (21,063)       (14,818)
         Other assets                                                                     (123,556)          (427)
         Trade accounts payable                                                           (130,469)       (30,975)
         Accrued liabilities and other                                                     131,851        509,838
         Deferred revenue                                                                 (162,389)       (72,370)
                                                                                       -----------    -----------
                     Net cash provided by (used in) operating activities                  (122,618)       431,705

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                     (26,490)       (12,135)
                                                                                       -----------    -----------
                Net cash used in investing activities                                      (26,490)       (12,135)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under note payable                                                           811,940      6,201,955
   Repayments of note payable                                                             (679,000)    (6,660,816)
   Proceeds from the issuance of common stock                                               11,360             --
                                                                                       -----------    -----------
                Net cash provided by (used in) financing activities                        144,300       (458,861)
                                                                                       -----------    -----------
NET DECREASE IN CASH                                                                        (4,808)       (39,291)
CASH AT BEGINNING OF PERIOD                                                                 91,658        221,008
                                                                                       -----------    -----------
CASH AT END OF PERIOD                                                                  $    86,850    $   181,717
                                                                                       ===========    ===========

See notes to consolidated financial statements



                           HEALTH FITNESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They should be read in conjunction with the annual financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, the interim consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the results for interim periods presented. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the operating results for the year ended December 31, 2003.

Certain reclassifications have been made to the consolidated financial statements as of December 31, 2002 and for the three months ended March 31, 2002 to conform to the presentation used as of and for the three months ended March 31, 2003. Such reclassifications had no effect on net earnings or stockholders' equity as previously reported.

NOTE 2.   NOTE PAYABLE

On October 31, 2002, the Company entered into a revolving line of credit with Merrill Lynch Business Financial Services, Inc. (the "Merrill Loan") to refinance the Company's working capital facility with Coast Business Credit. The initial maturity date for the Merrill Loan is August 31, 2003 and, subject to certain terms, is renewable. The maximum borrowings available on the Merrill Loan are the lesser of $2,750,000, or 80% of the Company's trade accounts receivable less than 90 days old. The Merrill Loan bears interest at the one-month LIBOR rate plus 2.35% (effective rate of 3.65% and 3.77% at March 31, 2003 and at December 31, 2002). Borrowings under the Merrill Loan are collateralized by substantially all of the Company's assets. The Company is also required to comply with certain quarterly financial covenants, including covenants related to the Company's minimum tangible net worth, total liabilities to tangible net worth and fixed charge coverage. The Company was in compliance with all of its financial covenants at March 31, 2003.

NOTE 3.   STOCK-BASED COMPENSATION

The Company utilizes the intrinsic value method of accounting for its stock based employee compensation plans. All options granted had an exercise price equal to the market value of the underlying common stock on the date of grant and accordingly, no compensation cost is reflected in net earnings for the three months ended March 31, 2003 and 2002. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value method of accounting for stock options:



                                                                                      Three Months ended
                                                                                           March 31,
                                                                                    ----------------------
                                                                                      2003        2002
                                                                                    --------   -----------
Net earnings, as reported                                                           $267,980   $   787,321
Less: Compensation expense determined under the fair value method, net of tax        (12,170)      (18,619)
                                                                                    --------   -----------
Proforma net earnings                                                                255,810       768,702
                                                                                    ========   ===========
Earnings per Share:
   Basic-as reported                                                                $   0.02   $      0.06
                                                                                    ========   ===========
   Basic-proforma                                                                   $   0.02   $      0.06
                                                                                    ========   ===========


   Diluted-as reported                                                              $   0.02   $      0.06
                                                                                    ========   ===========
   Diluted-proforma                                                                 $   0.02   $      0.06
                                                                                    ========   ===========

The proforma information above should be read in conjunction with the related historical information.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:


                                                                                      2003               2002
                                                                                 --------------     --------------

         Dividend yield                                                               None               None
         Expected volatility                                                           90%               105%
         Expected life of option                                                     4 years            4 years
         Risk-free interest rate                                                      2.9%               5.5%
         Weighted average fair value of options
            on grant date                                                             $0.26              $0.47



NOTE 4.  INCOME TAXES

Income taxes are calculated based on management's estimate of the Company's effective tax rate. Income taxes for the three months ended March 31, 2002 include a reduction of the deferred tax asset valuation allowance totaling $625,300, offset by $114,300 of income tax expense, and the recording of management's estimate of minimum state income taxes and federal taxes due because of alternative minimum tax calculations.

NOTE 5.  RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued Financial Interpretations No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 is an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and addresses consolidation by business enterprises of variable interest entities. FIN 46 applies immediately to variable interest entities created or obtained after January 31, 2003 and applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. This pronouncement is not anticipated to have an impact on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL. Health Fitness Corporation and its wholly owned subsidiaries (the Company), provide fitness and wellness management services and programs to corporations, hospitals, communities and universities located in the United States and Canada. Fitness and wellness management services include the development, marketing and management of corporate, hospital, community and university based fitness centers, injury prevention and work-injury management consulting, and on-site physical therapy and occupational health services. Programs include wellness and health programs for individual customers, including health risk assessments, nutrition and weight loss programs, smoking cessation, massage therapy, back care and ergonomic injury prevention.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2003 COMPARED TO THE QUARTER ENDED MARCH 31, 2002.

REVENUE. Revenues increased $831,000 or 12.4% to $7,518,000 for the three months ended March 31, 2003, from $6,687,000 for the three months ended March 31, 2002. Management fee and consulting revenues increased $783,000 or 12.2% while on-site and occupational health services revenues increased $48,000 or 18.6% for the three months ended March 31, 2003, compared to the same period in 2002. These increases are attributed to the addition of new contracts.

GROSS PROFIT. Gross profit increased $180,000 or 12.2% to $1,654,000 for the three months ended March 31, 2003, from $1,474,000 for the three months ended March 31, 2002. Management fee and consulting gross profit increased $151,000 or 10.6% while on-site and occupational health services gross profit increased $29,000 or 52.3% for the three months ended March 31, 2003, compared to the same period in 2002. These increases are attributed to the addition of new contracts.

OPERATING EXPENSES AND OPERATING INCOME. Operating expenses increased $115,000 to $1,193,000 from $1,078,000 for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The increase is mainly due to increased salary expense of $118,000. The increase in salary expense is primarily attributed to increased employee benefits costs and an investment in additional sales and marketing staff that the Company made during 2002. Operating expenses as a percentage of revenue decreased to 15.9% for the three months ended March 31, 2003 compared to 16.1% for the three months ended March 31, 2002.

Operating income increased $65,000 to $461,000 from $396,000 for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. This increase is the net result of the changes in gross profit and operating expenses discussed previously.

OTHER INCOME AND EXPENSE. Interest expense decreased $88,000 or 89.3% to $11,000 for the three months ended March 31, 2003, compared to $99,000 for the same period in 2002. This decrease is due to decreased levels of borrowing and a lower interest rate. The Company's cost of borrowed funds decreased from 9.0% for the first quarter of 2002, to approximately 3.8% for the first quarter of 2003.

INCOME TAXES. Income taxes increased $674,000 to an expense of $182,000 for the three months ended March 31, 2003 compared to a benefit of 492,000 for the same period in 2002. The increase is primarily due to the tax benefit related to a $625,300 reduction of the Company's deferred tax asset valuation allowance for the three months ended March 31, 2002.

NET EARNINGS. As a result of the above, net earnings for the three months ended March 31, 2003 decreased $519,000 to $268,000 for the three months ended March 31, 2003, compared to $787,000 for the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES The Company had working capital of $1,550,000 at March 31, 2003, compared to working capital of $1,250,000 at December 31, 2002. The increase in working capital is primarily due to the increase in accounts receivable.

On October 31, 2002, the Company entered into a revolving line of credit with Merrill Lynch Business Financial Services, Inc. (the "Merrill Loan") to refinance the Company's working capital facility with Coast Business Credit. The initial maturity date for the Merrill Loan is August 31, 2003 and, subject to certain terms, is renewable. The maximum borrowings available on the Merrill Loan are the lesser of $2,750,000, or 80% of the Company's trade accounts receivable less than 90 days old. The Merrill Loan bears interest at the one-month LIBOR rate plus 2.35% (effective rate of 3.65% and 3.77% at March 31, 2003 and at December 31, 2002). Borrowings under the Merrill Loan are collateralized by substantially all of the Company's assets. The Company is also required to comply with certain quarterly financial covenants, including covenants related to the Company's minimum tangible net worth, total liabilities to tangible net worth and fixed charge coverage. The Company was in compliance with all of its financial covenants at March 31, 2003.

As of March 31, 2003, the Company has no off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities. Refer to the footnotes in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 for disclosure related to the Company's "Commitments and Contingencies."

On a short and long-term basis, the Company believes that sources of capital to meet future obligations will be provided by cash generated through operations and the Company's revolving line of credit. The Company does not believe that inflation has had a significant impact on the results of its operations.

RECENTLY ISSUED ACCOUNTING POLICIES

As indicated in our notes to the financial statements, we are not aware of any recently issued accounting pronouncements that will have a material impact on the Company's financial position or results of operations.

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

CAUTIONARY STATEMENT

This Form 10-Q contains forward-looking statements within the meaning of federal securities laws. These statements include statements regarding intent, belief, or current expectations of the Company and its management and specifically include the statement regarding cash expected to be available from operations. These forward-looking statements are not guarantees of the future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in these statements. Please refer to Management's Discussion and Analysis contained within the Company's Annual Report on Form 10-K for the year ended December 31, 2002, for cautionary statements on important factors to consider in evaluating the forward-looking statements included in this Form 10-Q.

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

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Item 3 (Legal Proceedings) of the Company's Annual Report on Form 10-K for the year ended December 31, 2002

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

Dated:  May 15, 2003                         HEALTH FITNESS CORPORATION

..
                                      By     /s/ Jerry V. Noyce
                                         ---------------------------------------
                                            Jerry V. Noyce
                                            Chief Executive Officer
                                            (Principal Executive Officer)


                                     By       /s/ Wesley W. Winnekins
                                         ---------------------------------------
                                            Wesley W. Winnekins
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)

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


Date: May 15, 2003
                                     By        /s/ Jerry V. Noyce
                                        ---------------------------------
                                             Jerry V. Noyce
                                             Chief Executive Officer

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


Date: May 15, 2003
                                 By      /s/ Wesley Winnekins
                                     -----------------------------------
                                        Wesley Winnekins
                                        Chief Financial Officer

                                  EXHIBIT INDEX
                           HEALTH FITNESS CORPORATION
                                    FORM 10-Q



     Exhibit No.        Description
     ----------         -----------
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

        3.2 Restated By-Laws of the Company - incorporated by reference to the Company's Registration Statement on Form SB-2 No. 33-83784C

        4.1 Specimen of Common Stock Certificate - incorporated by reference to the Company's Registration Statement on Form SB-2 No. 33-83784C

       10.1             Standard Office Lease Agreement (Net) dated as of June
                        13, 1996 covering a portion of the Company's headquarters - incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996

       10.2             Amendment dated March 1, 2001 to Standard Office Lease
                        Agreement (Net) dated as of June 13, 1996 covering a portion of the Company's headquarters -incorporated by reference to the Company's Form 10-K for the year ended
                        December 31, 2000

       10.3             Second Amendment, dated June 12, 2002, to Standard Office Lease Agreement dated as of June 13, 1996 - incorporated by reference to the Company's Form 10-Q  for the quarter ended June 30, 2002

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

      *10.6             Employment agreement dated November 30, 2000 between Company and Jerry V. Noyce
                        - incorporated by reference to the Company's Form 10-K  for the year ended
                        December 31, 2000

      *10.7             Employment agreement dated April 21, 1995 between the
                        Company and James A. Narum, as amended October 19, 1999,
                        November 2, 2000 and March 25, 2003 - incorporated by reference to the Company's Form 10-K for the year ended
                        December 31, 2002

      *10.8             Employment agreement dated February 9, 2001 between Company and Wesley W.
                        Winnekins - incorporated by reference to the Company's Form 10-K  for the year ended December 31, 2000

      *10.9             Employment agreement dated March 1, 2003 between Company and Jeanne Crawford -
                        incorporated by reference to the Company's Form 10-K for the year ended
                        December 31, 2002

       10.10            WCMA Loan and Security Agreement dated October 31, 2002 between the Company and
                        Merrill Lynch Business Financial Services, Inc. - incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 2002

       11.0             Statement re:  Computation of Earnings per Share



     Exhibit No.        Description
     ----------         -----------
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

------------
*  Indicates management contract or compensatory plan or arrangement