Form 10-Q
period 2003-06-30
HEALTH FITNESS CORP /MN/
filed 2003-08-12
CIK 886432

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ________________________to ___________________

Commission file number: 0-25064
                        -------

                           HEALTH FITNESS CORPORATION
                           --------------------------
             (Exact name of registrant as specified in its charter)

Minnesota                                                             41-1580506
--------------------------------------------------------------------------------
(State of incorporation or organization)    (I.R.S. Employer Identification No.)

3600 American Boulevard West, Bloomington, Minnesota                       55431
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

       Indicate by check mark whether the issuer is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).                      [ ] Yes [X] No

       The number of shares outstanding of each of the registrant's classes of capital stock, as of August 8, 2003 was:

                Common Stock, $0.01 par value, 12,351,084 shares

                           HEALTH FITNESS CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

    PART I.       FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements (unaudited)

                  Consolidated Balance Sheets as of June 30, 2003 and         3
                  December 31, 2002

                  Consolidated Statements of Earnings for the three           4
                  and six months ended June 30, 2003 and 2002

                  Consolidated Statements of Cash Flows for the six           5
                  months ended June 30, 2003 and 2002

                  Notes to Consolidated Financial Statements                  6


         Item 2.  Management's Discussion and Analysis of                     8
                  Financial Condition and Results of Operations


         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk                                                11

         Item 4.  Controls and Procedures                                    11

    PART II.      OTHER INFORMATION                                          12

         Item 1.  Legal Proceedings

         Items 2-5.   Not Applicable

         Item 6.  Exhibits and reports on Form 8-K

         Signatures                                                          13

         Exhibit Index                                                       14

                           HEALTH FITNESS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                            June 30,        December 31,
                                                              2003              2002
                                                         ------------      ------------
ASSETS

CURRENT ASSETS
    Cash                                                 $    334,022      $     91,658
    Trade and other accounts receivable, less
       allowances of $91,200 and $88,900                    4,168,078         4,036,888
    Prepaid expenses and other                                261,006           266,734
    Deferred tax assets                                       731,500           731,500
                                                         ------------      ------------
           Total current assets                             5,494,606         5,126,780

PROPERTY AND EQUIPMENT, net                                   238,060           176,206

OTHER ASSETS
    Goodwill                                                5,308,761         5,308,761
    Deferred tax assets                                     1,978,717         2,254,876
    Other                                                     306,421            89,188
                                                         ------------      ------------
                                                         $ 13,326,565      $ 12,955,811
                                                         ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Note payable                                         $    744,227      $    304,589
    Trade accounts payable                                    245,035           409,150
    Accrued salaries, wages, and payroll taxes              1,107,608         1,072,982
    Other accrued liabilities                                 273,405           415,856
    Accrued self funded insurance                             158,701           267,042
    Deferred revenue                                        1,222,161         1,407,437
                                                         ------------      ------------
           Total current liabilities                        3,751,137         3,877,056

COMMITMENTS AND CONTINGENCIES                                    --                --

STOCKHOLDERS' EQUITY
    Preferred stock, $0.01 par value; 5,000,000
       shares authorized, none issued or outstanding             --                --

    Common stock, $0.01 par value; 25,000,000
       shares authorized; 12,322,908 and 12,297,661
       shares issued and outstanding                          123,229           122,977
    Additional paid-in capital                             17,008,475        16,997,367
    Accumulated deficit                                    (7,556,276)       (8,041,589)
                                                         ------------      ------------
                                                            9,575,428         9,078,755
                                                         ------------      ------------
                                                         $ 13,326,565      $ 12,955,811
                                                         ============      ============



See notes to consolidated financial statements.

                           HEALTH FITNESS CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
-------------------------------------------------------------------------------


                                                Three Months Ended              Six Months Ended
                                                     June 30,                       June 30,
                                           ----------------------------    ----------------------------
                                               2003            2002            2003            2002
                                           ------------    ------------    ------------    ------------
REVENUE                                    $  7,732,626    $  6,686,808    $ 15,250,831    $ 13,374,202

COSTS OF REVENUE                              6,151,484       5,233,271      12,015,290      10,446,374
                                           ------------    ------------    ------------    ------------
GROSS PROFIT                                  1,581,142       1,453,537       3,235,541       2,927,828

OPERATING EXPENSES
    Salaries                                    789,216         690,096       1,572,758       1,356,077
    Selling, general, and administrative        421,605         417,686         830,919         829,934
                                           ------------    ------------    ------------    ------------
           Total operating expenses           1,210,821       1,107,782       2,403,677       2,186,011
                                           ------------    ------------    ------------    ------------

OPERATING INCOME                                370,321         345,755         831,864         741,817

OTHER INCOME (EXPENSE)
    Interest expense                            (13,451)        (99,504)        (23,956)       (198,126)
    Other, net                                     (831)         (3,535)         (1,859)         (5,282)
                                           ------------    ------------    ------------    ------------
EARNINGS BEFORE INCOME TAXES                    356,039         242,716         806,049         538,409

INCOME TAX EXPENSE (BENEFIT)                    138,706        (528,472)        320,736      (1,020,100)
                                           ------------    ------------    ------------    ------------
NET EARNINGS                               $    217,333    $    771,188    $    485,313    $  1,558,509
                                           ============    ============    ============    ============

NET EARNINGS PER SHARE:
    Basic                                  $       0.02    $       0.06    $       0.04    $       0.13
    Diluted                                        0.02            0.06            0.04            0.13

WEIGHTED AVERAGE COMMON SHARES:
    Basic                                    12,322,908      12,265,250      12,315,655      12,265,250
    Diluted                                  12,467,821      12,486,488      12,436,254      12,439,384



See notes to consolidated financial statements.

                           HEALTH FITNESS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                          Six Months Ended
                                                                              June 30,
                                                                   -----------------------------
                                                                        2003            2002
                                                                   -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                    $    485,313    $  1,558,509
   Adjustments to reconcile net earnings to net
     cash provided by (used in) operating activities:
       Depreciation and amortization                                     38,864         120,036
           Deferred taxes                                               276,159      (1,009,300)
       Changes in operating assets and liabilities:
         Trade and other accounts receivable                           (131,190)       (426,789)
         Prepaid expenses and other                                       5,728         (95,285)
         Other assets                                                  (217,233)         48,917
         Trade accounts payable                                        (164,115)        (23,731)
         Accrued liabilities and other                                 (216,166)        260,420
         Deferred revenue                                              (185,276)        (49,907)
                                                                   ------------    ------------
             Net cash provided by (used in) operating activities       (107,916)        382,870

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                 (100,718)        (21,721)
                                                                   ------------    ------------
             Net cash used in investing activities                     (100,718)        (21,721)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under note payable                                      1,718,638      13,178,903
   Repayments of note payable                                        (1,279,000)    (13,625,380)
   Proceeds from issuance of common stock                                11,360            --
                                                                   ------------    ------------
             Net cash provided by (used in) financing activities        450,998        (446,477)
                                                                   ------------    ------------

NET INCREASE (DECREASE) IN CASH                                         242,364         (85,328)

CASH AT BEGINNING OF PERIOD                                              91,658         221,008
                                                                   ------------    ------------

CASH AT END OF PERIOD                                              $    334,022    $    135,680
                                                                   ============    ============

See notes to consolidated financial statements.

                           HEALTH FITNESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They should be read in conjunction with the annual financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, the interim consolidated financial statements include all adjustments necessary for the fair presentation of the results for interim periods presented. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the operating results for the year ending December 31, 2003.

Certain reclassifications have been made to the consolidated financial statements as of December 31, 2002 and for the three and six months ended June 30, 2002 to conform to the presentation used in 2003. Such reclassifications had no effect on net earnings or stockholders' equity as previously reported.

NOTE 2.   NOTE PAYABLE

On October 31, 2002, the Company entered into a revolving line of credit with Merrill Lynch Business Financial Services, Inc. (the "Merrill Loan") to refinance the Company's working capital facility with Coast Business Credit. The initial maturity date for the Merrill Loan is August 31, 2003 and, subject to certain terms, is renewable. The maximum borrowings available on the Merrill Loan are the lesser of $2,750,000, or 80% of the Company's trade accounts receivable less than 90 days old. The Merrill Loan bears interest at the one-month LIBOR rate plus 2.35% (effective rate of 3.47% and 3.77% at June 30, 2003 and December 31, 2002). Borrowings under the Merrill Loan are collateralized by substantially all of the Company's assets. The Company is also required to comply with certain quarterly financial covenants, including covenants related to the Company's minimum tangible net worth, total liabilities to tangible net worth and fixed charge coverage. The Company was in compliance with all of its financial covenants at June 30, 2003.

NOTE 3.   STOCK-BASED COMPENSATION

The Company utilizes the intrinsic value method of accounting for its stock based employee compensation plans. All options granted had an exercise price equal to the market value of the underlying common stock on the date of grant and accordingly, no compensation cost is reflected in net earnings for the three and six months ended June 30, 2003 and 2002. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value method of accounting for stock options:

                                             Three Months ended            Six Months ended
                                                  June 30,                      June 30,
                                          -----------------------       -------------------------
                                            2003           2002           2003            2002
                                          --------       --------       --------       ----------
Net earnings, as reported                 $217,333       $771,188       $485,313       $1,558,509
Less: Compensation expense determined
under the fair value method, net of tax    (25,316)       (25,706)       (37,306)         (44,325)
                                          --------       --------       --------       ----------
Proforma net earnings                     $192,197       $745,482       $448,007       $1,514,184
                                          ========       ========       ========       ==========
Earnings per Share:
   Basic, as reported                     $   0.02       $   0.06       $   0.04       $     0.13
                                          ========       ========       ========       ==========
   Basic, proforma                        $   0.02       $   0.06       $   0.04       $     0.12
                                          ========       ========       ========       ==========

   Diluted, as reported                   $   0.02       $   0.06       $   0.04       $     0.13
                                          ========       ========       ========       ==========
   Diluted, proforma                      $   0.02       $   0.06       $   0.04       $     0.12
                                          ========       ========       ========       ==========

The proforma information above should be read in conjunction with the related historical information.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:


                                                     2003             2002
                                                  ------------     ------------
       Dividend yield                                None             None
       Expected volatility                            90%              105%
       Expected life of option                    1 to 4 years     1 to 4 years
       Risk-free interest rate                        2.9%             5.5%
       Weighted average fair value of options
              on grant date                          $0.24            $0.32

NOTE 4.  INCOME TAXES
Income taxes are calculated based on management's estimate of the Company's effective tax rate. Income taxes for the three and six months ended June 30, 2002 include a reduction of the deferred tax asset valuation allowance totaling $625,300 and $1,250,600 offset by $96,800 and $230,500 of income tax expense, and the recording of management's estimate of minimum state income taxes and federal taxes due because of alternative minimum tax calculations.

NOTE 5. RECENT ACCOUNTING PRONOUNCEMENTS
In January 2003, the Financial Accounting Standards Board (FASB) issued Financial Interpretations No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 is an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and addresses consolidation by business enterprises of variable interest entities. FIN 46 applies immediately to variable interest entities created or obtained after January 31, 2003 and applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. This interpretation is not anticipated to have an impact on the Company's consolidated financial position or results of operations.

In April 2003, the FASB issued Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Statement 149 clarifies implementation issues and amends Statement 133, to include the conclusions reached by the FASB on certain FASB Staff Implementation Issues that, while inconsistent with Statement 133's conclusions, were considered by the Board to be preferable, amends discussion of financial guarantee contracts and the application of the shortcut method to an interest-rate swap agreement that includes an embedded option, and amends other pronouncements. Statement 149 is effective to contracts entered into or modified, and hedging arrangements designated after June 30, 2003, with various exceptions as outlined in the statement. Adoption of Statement 149 is not anticipated to have an impact on the Company's consolidated financial position or results of operations.


In May 2003, the FASB issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of Statement 150 is not anticipated to have an impact on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL. Health Fitness Corporation and its wholly owned subsidiaries (the Company), provide fitness and wellness management services and programs to corporations, hospitals, communities and universities located in the United States of America and Canada. Fitness and wellness management services include the development, marketing and management of corporate, hospital and community and university based fitness centers, injury prevention and work-injury management consulting, and on-site physical therapy and occupational health services. Programs include wellness and health programs for individual customers, including health risk assessments, nutrition and weight loss programs, smoking cessation, massage therapy, back care and ergonomic injury prevention.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2003 AS COMPARED TO THE QUARTER ENDED JUNE 30, 2002.

REVENUE. Revenue increased $1,046,000 or 15.6% to $7,733,000 for the three months ended June 30, 2003, from $6,687,000 for the three months ended June 30, 2002. Fitness center management fee and consulting revenue increased $901,000 or 14.0% while occupational health services revenue increased $145,000 or 59.3%. These increases are attributed to the addition of new contracts and expansion of existing contracts.

GROSS PROFIT. Gross profit increased $128,000 or 8.8% to $1,581,000 for the three months ended June 30, 2003, from $1,453,000 for the three months ended June 30, 2002. Fitness center management fee and consulting gross profit increased $60,000 or 4.3% while occupational health services gross profit increased $68,000 or 120.7%. These increases are attributed to the addition of new contracts and the expansion of existing contracts.

OPERATING EXPENSES AND OPERATING INCOME. Operating expenses increased $103,000 or 9.3% to $1,211,000 for the three months ended June 30, 2003 from $1,108,000 for the three months ended June 30, 2002. This increase is mainly due to increased salary expense of $99,000. The increase in salary expense is primarily attributed to increased employee benefit costs and an investment in additional sales and marketing staff the Company made during 2002. Operating expenses as a percent of revenue decreased to 15.7% for the three months ended June 30, 2003 compared to 16.6% for the three months ended June 30, 2002.

Operating income increased $24,000 to $370,000 from $346,000 for the three months ended June 30, 2002. This increase is the net result of the change in gross profit and operating expenses discussed previously.

OTHER INCOME AND EXPENSE. Interest expense decreased $87,000 to $13,000 for the three months ended June 30, 2003, compared to $100,000 for the same period in 2002. This decrease is due to decreased levels of borrowing and a lower interest rate. The Company's cost of borrowed funds decreased from an average of 9.0% for the second quarter of 2002 to 3.5% for the second quarter of 2003.

INCOME TAXES. Income taxes increased $667,000 to an expense of $139,000 for the three months ended June 30, 2003 from a benefit of $528,000 for the three months ended June 30, 2002. The increase is primarily due to the second quarter of 2002 including a $625,000 deferred tax benefit related to the reversal of a deferred tax asset valuation allowance.

NET EARNINGS. As a result of the above, net earnings for the three months ended June 30, 2003 decreased $554,000 to $217,000 from $771,000 for the three months ended June 30, 2002.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002.

REVENUE. Revenue increased $1,877,000 or 14.0% to $15,251,000 for the six months ended June 30, 2003, from $13,374,000 for the six months ended June 30, 2002. Fitness center management fee and consulting revenue increased $1,684,000 or 13.1% while occupational health services revenue increased $193,000 or 38.4% for the six months ended June 30, 2003 compared to the same period in 2002. These increases are attributed to the addition of new contracts and the expansion of existing contracts.

GROSS PROFIT. Gross profit increased $308,000 or 10.5% to $3,236,000 for the six months ended June 30, 2003, from $2,928,000 for the six months ended June 30, 2002. Fitness center management fee and consulting gross profit increased

$211,000 or 7.5% while occupational health services gross profit increased $97,000 or 86.5%. These increases are attributed to the addition of new contracts and the expansion of existing contracts.

OPERATING EXPENSES AND OPERATING INCOME. Operating expenses increased $218,000 or 10.0% to $2,404,000 for the six months ended June 30, 2003 from $2,186,000 for the six months ended June 30, 2002. This increase is mainly due to increased salary expense of $217,000. The increase in salary expense is primarily attributed to increased employee benefit costs and an investment in additional sales and marketing staff the Company made during 2002. Operating expenses as a percentage of revenue decreased to 15.8% for the six months ended June 30, 2003 compared to 16.3% for the six months ended June 30, 2002.

Operating income increased $90,000 to $832,000 from $742,000 for the six months ended June 30, 2002. This increase is the net result of the change in gross profit and operating expenses discussed previously.

OTHER INCOME AND EXPENSE. Interest expense decreased $174,000 to $24,000 for the six months ended June 30, 2003, compared to $198,000 for the same period in 2002. This decrease is due to decreased levels of borrowing and a lower interest rate. The Company's cost of borrowed funds decreased from an average of 9.0% for the six months ended June 30, 2002 to 3.7% for the six months ended June 30, 2003.

INCOME TAXES. Income taxes increased $1,341,000 to an expense of $321,000 for the six months ended June 30, 2003 from a benefit of $1,020,000 for the six months ended June 30, 2002. The increase is primarily due to the first six months of 2002 including a $1,251,000 deferred tax benefit related to the reversal of a deferred tax asset valuation allowance.

NET EARNINGS. As a result of the above, net earnings for the six months ended June 30, 2003 decreased $1,073,000 to $485,000 from $1,558,000 for the six months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $1,743,000 at June 30, 2003, compared to working capital of $1,250,000 at December 31, 2002. The increase in working capital is primarily due to the increase in cash and accounts receivable.

On October 31, 2002, the Company entered into a revolving line of credit with Merrill Lynch Business Financial Services, Inc. (the "Merrill Loan") to refinance the Company's working capital facility with Coast Business Credit. The initial maturity date for the Merrill Loan is August 31, 2003 and, subject to certain terms, is renewable. The maximum borrowings available on the Merrill Loan are the lesser of $2,750,000, or 80% of the Company's trade accounts receivable less than 90 days old. The Merrill Loan bears interest at the one-month LIBOR rate plus 2.35% (effective rate of 3.47% and 3.77% at June 30, 2003 and December 31, 2002). Borrowings under the Merrill Loan are collateralized by substantially all of the Company's assets. The Company is also required to comply with certain quarterly financial covenants, including covenants related to the Company's minimum tangible net worth, total liabilities to tangible net worth and fixed charge coverage. The Company was in compliance with all of its financial covenants at June 30, 2003.

As of June 30, 2003, the Company has no off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities. Refer to the footnotes in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 for disclosure related to the Company's "Commitments and Contingencies."

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

HIPAA. The Administrative Simplification provisions of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") require group health plans and health care providers who conduct certain administrative and financial transactions electronically ("Standard Transactions") to (a) comply with a certain data format and coding standards when conducting electronic transactions; (b) use appropriate technologies to protect the security and integrity of individually identifiable health information transmitted or maintained in an electronic format; and (c) protect the privacy of patient health information. The Company's occupational health line of business, which accounts for approximately five percent of the Company's total revenue, and the group health plan the Company sponsors for its employees are subject to HIPAA's requirements. The Company expects to be in compliance with HIPAA requirements within the timeline specified for the Company's affected business areas. The Company's corporate, hospital, community and university based fitness center management lines of business are not subject to the requirements of HIPAA.

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

ITEM 4. CONTROLS AND PROCEDURES


The Company's Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have concluded (based upon their evaluation of these controls and procedures as of the end of the period covered by this report) that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission. The Certifying Officers also have indicated that there were no significant changes in the Company's internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Item 3 (Legal Proceedings) of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

See Exhibit Index on page following signatures

(b)     Reports on Form 8-K

None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 12, 2003                  HEALTH FITNESS CORPORATION


                                         By  /s/ Jerry V. Noyce
                                            -----------------------------------
                                                 Jerry V. Noyce
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)


                                         By  /s/ Wesley W. Winnekins
                                            -----------------------------------
                                                 Wesley W. Winnekins
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                  Accounting Officer)

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

        3.2 Restated By-Laws of the Company -- incorporated by reference to the Company's Registration Statement on Form SB-2 No. 33-83784C

        4.1 Specimen of Common Stock Certificate -- incorporated by reference to the Company's Registration Statement on Form SB-2 No. 33-83784C

       10.1 Standard Office Lease Agreement (Net) dated as of June 13, 1996 covering a portion of the Company's headquarters -- incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996

       10.2 Amendment dated March 1, 2001 to Standard Office Lease Agreement (Net) dated as of June 13, 1996 covering a portion of the Company's headquarters -- incorporated by reference to the Company's Form 10-K for the year ended December 31, 2000

       10.3 Second Amendment, dated June 12, 2002, to Standard Office Lease Agreement dated as of June 13, 1996 -- incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2002

      *10.4 Company's 1995 Stock Option Plan -- incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995

      *10.5 Amendment to Company's 1995 Stock Option Plan -- incorporated by reference to Part II, Item 4 of the Company's Form 10-QSB for the quarter ended June 30, 1997

      *10.6 Employment agreement dated November 30, 2000 between Company and Jerry V. Noyce -- incorporated by reference to the Company's Form 10-K for the year ended December 31, 2000

      *10.7 Employment agreement dated April 21, 1995 between the Company and James A. Narum, as amended October 19, 1999, November 2, 2000 and March 25, 2003 -- incorporated by reference to the Company's Form 10-K for the year ended December 31, 2002

      *10.8 Employment agreement dated February 9, 2001 between Company and Wesley W. Winnekins -- incorporated by reference to the Company's Form 10-K for the year ended December 31, 2000

      *10.9 Employment agreement dated March 1, 2003 between Company and Jeanne Crawford -- incorporated by reference to the Company's Form 10-K for the year ended December 31, 2002

       10.10 WCMA Loan and Security Agreement dated October 31, 2002 between the Company and Merrill Lynch Business Financial Services, Inc. -- incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 2002

       11.0      Statement re:  Computation of Earnings per Share

       31.1 Sarbanes-Oxley Section 302 certifications of Jerry Noyce, Chief Executive Officer

       31.2 Sarbanes-Oxley Section 302 certifications of Wesley Winnekins, Chief Financial Officer

       32.1 Certification by Jerry Noyce, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       32.2 Certification by Wesley Winnekins, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002

----------------------------------------------------------------------------
* Indicates management contract or compensatory plan or arrangement