Form 10-Q
period 2003-09-30
HEALTH FITNESS CORP /MN/
filed 2003-11-14
CIK 886432

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003
                                               ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

Commission file number:         0-25064
                        ---------------

                           HEALTH FITNESS CORPORATION
             (Exact name of registrant as specified in its charter)

Minnesota                                                             41-1580506
--------------------------------------------------------------------------------
(State of incorporation or organization)    (I.R.S. Employer Identification No.)

3600 American Boulevard West, Bloomington, Minnesota                       55431
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

(952) 831-6830
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                                [X] Yes [ ] No

        Indicate by check mark whether registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).                       [ ] Yes [X] No

        The number of shares outstanding of each of the registrant's classes of capital stock, as of November 7, 2003 was:

                Common Stock, $0.01 par value, 12,351,084 shares

                           HEALTH FITNESS CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS
                                TABLE OF CONTENTS

                                                                                   PAGE
PART I.         FINANCIAL INFORMATION

    Item 1.     Consolidated Financial Statements (unaudited)

                Consolidated Balance Sheets as of September 30, 2003 and             3
                December 31, 2002

                Consolidated Statements of Earnings for the three and nine           4
                months ended September 30, 2003 and 2002

                Consolidated Statements of Cash Flows for the nine                   5
                months ended September 30, 2003 and 2002

                Notes to Consolidated Financial Statements                           6

    Item 2.     Management's Discussion and Analysis of Financial Condition          9
                and Results of Operations

    Item 3.     Quantitative and Qualitative Disclosures About Market Risk          12

    Item 4.     Controls and Procedures                                             12

PART II.        OTHER INFORMATION                                                   13

    Item 1.     Legal Proceedings

    Items 2-5.  Not Applicable

    Item 6.     Exhibits and Reports on Form 8-K

    Signatures                                                                      14

    Exhibit Index                                                                   15

                           HEALTH FITNESS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                         September 30,         December 31,
                                                                                             2003                  2002
                                                                                         ------------          ------------

ASSETS

CURRENT ASSETS
     Cash                                                                                $    744,480          $     91,658
     Trade and other accounts receivable, less allowances of $94,000 and $88,900            3,600,307             4,036,888
     Prepaid expenses and other                                                               207,105               266,734
     Deferred tax assets                                                                      731,500               731,500
                                                                                         ------------          ------------
             Total current assets                                                           5,283,392             5,126,780

PROPERTY AND EQUIPMENT, net                                                                   225,125               176,206

OTHER ASSETS
     Cash held in escrow                                                                    5,250,000                     -
     Goodwill                                                                               5,308,761             5,308,761
     Deferred tax assets                                                                    1,929,244             2,254,876
     Other                                                                                    609,616                89,188
                                                                                         ------------          ------------
                                                                                         $ 18,606,138          $ 12,955,811
                                                                                         ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Note payable                                                                     $             -          $    304,589
     Trade accounts payable                                                                   289,108               409,150
     Accrued salaries, wages, and payroll taxes                                             1,606,228             1,072,982
     Other accrued liabilities                                                                293,917               415,856
     Accrued self funded insurance                                                            261,856               267,042
     Deferred revenue                                                                       1,229,136             1,407,437
                                                                                         ------------          ------------
             Total current liabilities                                                      3,680,245             3,877,056


LONG-TERM OBLIGATIONS, less current maturities                                              5,250,000                     -


COMMITMENTS AND CONTINGENCIES                                                                       -                     -

STOCKHOLDERS' EQUITY
     Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued
            or outstanding                                                                          -                     -
     Common stock, $0.01 par value; 25,000,000 shares authorized; 12,351,084 and
        12,297,661 shares issued and outstanding                                              123,510               122,977
     Additional paid-in capital                                                            17,020,873            16,997,367
     Accumulated deficit                                                                   (7,468,490)           (8,041,589)
                                                                                         ------------          ------------
                                                                                            9,675,893             9,078,755
                                                                                         ------------          ------------
                                                                                         $ 18,606,138          $ 12,955,811
                                                                                         ============          ============



See notes to consolidated financial statements.

                           HEALTH FITNESS CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                   Three Months Ended                    Nine Months Ended
                                                      September 30,                        September 30,
                                             ------------------------------      ------------------------------
                                                 2003              2002              2003               2002
                                             ------------------------------      ------------------------------
REVENUE                                      $  7,445,094      $  6,934,758      $ 22,695,925      $ 20,308,959

COSTS OF REVENUE                                5,979,326         5,514,309        17,994,616        15,960,684
                                             ------------------------------      ------------------------------

GROSS PROFIT                                    1,465,768         1,420,449         4,701,309         4,348,275

OPERATING EXPENSES
     Salaries                                     834,781           702,243         2,407,539         2,058,319
     Selling, general and administrative          393,018           463,824         1,223,937         1,293,757
                                             ------------------------------      ------------------------------
             Total operating expenses           1,227,799         1,166,067         3,631,476         3,352,076
                                             ------------------------------      ------------------------------

OPERATING INCOME                                  237,969           254,382         1,069,833           996,199

OTHER EXPENSES
    Interest expense                              (59,031)         (100,586)          (82,987)         (298,710)
    Other, net                                    (32,949)           (2,967)          (34,808)           (8,254)
                                             ------------------------------      ------------------------------
EARNINGS BEFORE INCOME TAXES                      145,989           150,829           952,038           689,235


INCOME TAX EXPENSE (BENEFIT)                       58,203          (626,636)          378,939        (1,646,739)
                                             ------------------------------      ------------------------------

NET EARNINGS                                 $     87,786      $    777,465      $    573,099      $  2,335,974
                                             ==============================      ==============================

NET EARNINGS PER SHARE:
     Basic                                   $       0.01      $       0.06      $       0.05      $       0.19
     Diluted                                         0.01              0.06              0.05              0.19

WEIGHTED AVERAGE COMMON SHARES:
     Basic                                     12,341,284        12,289,558        12,324,292        12,173,442
     Diluted                                   12,743,441        12,413,530        12,542,024        12,332,195


See notes to consolidated financial statements.

                           HEALTH FITNESS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                                             Nine Months Ended
                                                                                September 30,
                                                                       --------------------------------
                                                                           2003                 2002
                                                                       ------------        ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                        $    573,099        $  2,335,974
   Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation and amortization                                        66,921             238,521
        Deferred taxes                                                      325,632          (1,654,300)
        Changes in operating assets and liabilities:
          Trade and other accounts receivable                               436,581            (630,292)
          Prepaid expenses and other                                         59,629             (19,926)
          Other assets                                                     (439,320)             10,366
          Trade accounts payable                                           (120,042)             34,687
          Accrued liabilities and other                                     406,121             619,542
          Deferred revenue                                                 (178,301)             44,000
                                                                       ------------        ------------
                      Net cash provided by operating activities           1,130,320             978,572

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                     (107,515)            (26,091)
                                                                       ------------        ------------
                  Net cash used in investing activities                    (107,515)            (26,091)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under note payable                                          2,252,934          19,728,215
   Repayments of note payable                                            (2,557,523)        (20,734,334)
   Proceeds from issuance of common stock                                    24,039              15,169
   Proceeds from issuance of bridge note financing                        3,000,000                   -
   Payment to cash escrow account                                        (3,000,000)                  -
   Payment of financing costs                                               (89,433)            (50,000)
                                                                       ------------        ------------

                  Net cash used in financing activities                    (369,983)         (1,040,950)
                                                                       ------------        ------------

NET INCREASE (DECREASE) IN CASH                                             652,822             (88,469)

CASH AT BEGINNING OF PERIOD                                                  91,658             221,008
                                                                       ------------        ------------

CASH AT END OF PERIOD                                                  $    744,480        $    132,539
                                                                       ============        ============

Supplemental disclosures of non-cash financing activities:
   Proceeds from the Wells Loan (see note 3) escrowed
       for pending acquisition                                            2,250,000                   -


See notes to consolidated financial statements.

                           HEALTH FITNESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They should be read in conjunction with the annual financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, the interim consolidated financial statements include all adjustments necessary for the fair presentation of the results for interim periods presented. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the operating results for the year ending December 31, 2003.

Certain reclassifications have been made to the consolidated financial statements as of December 31, 2002 and for the three and nine months ended September 30, 2002 to conform to the presentation used in 2003. Such reclassifications had no effect on net earnings or stockholders' equity as previously reported.

NOTE 2: PENDING ACQUISITION

On August 25, 2003, the Company signed an agreement to acquire the business assets of the Health & Fitness Services Division (the "HFS Division") of Johnson & Johnson Health Care Systems Inc. ("JJHCS"). Assets to be acquired consist primarily of client contracts, in addition to proprietary wellness, lifestyle and health promotion programs and services (the "Acquired Assets"). The agreement between the Company and JJHCS also includes a three-year services agreement with Johnson & Johnson Services, Inc. under which the Company will manage corporate health fitness centers for Johnson & Johnson operating companies and provide other health, wellness and fitness programs, products and services.

As consideration for the Acquired Assets, the Company will pay up to $5,250,000 (the "Purchase Price"), which the Company has placed into escrow pending the closing of the acquisition (the "Acquisition Closing"). The Purchase Price will be reduced to not less than $4,500,000 to the extent that customers of the HFS Division representing less than 90% of 2002 fixed fee revenue consent to the assignment of their customer contract to the Company prior to the Acquisition Closing or during the six months immediately thereafter.

NOTE 3. FINANCING ARRANGEMENTS

On August 22, 2003, the Company entered into a $7,500,000 Credit Agreement with Wells Fargo Bank, N.A. ("Wells Fargo") to provide the Company with acquisition financing and general working capital (the "Wells Loan"). The initial draw on the Wells Loan was in the amount of $1,255,204, which was used to refinance the revolving line of credit the Company previously maintained with Merrill Lynch Business Financial Services, Inc. ("Merrill Lynch"). The Company repaid all amounts owed to Merrill Lynch and canceled the Company's line of credit with Merrill Lynch, which accrued interest at the one-month LIBOR rate plus 2.35% (effective rate of 3.77% at December 31, 2002). On August 25, 2003, the Company made a draw of $2,250,000 on the Wells Loan, the proceeds of which the Company placed into escrow to fund a portion of the Purchase Price that will be payable to JJHCS at the Acquisition Closing. Future advances from the Wells Loan will be based upon a percentage of the Company's eligible accounts receivable, less any amounts previously drawn. At the option of the Company, the Wells Loan bears interest at prime or the one-month LIBOR plus a margin of 2.25% to 2.75% based upon the Company's Senior Leverage Ratio. The availability of the Wells Loan will decrease $250,000 on the last day of each calendar quarter, beginning September 30, 2003, and will expire on June 30, 2007. Borrowings under the Wells Loan are collateralized by substantially all of the Company's assets. The Company is also required to comply with certain monthly financial covenants, including a senior cash flow leverage ratio, senior leverage ratio and current ratio. At September 30, 2003, the Company had $2,250,000 outstanding under the Wells Loan, and was in compliance with all of its financial covenants.

On August 25, 2003, the Company entered into a $3,000,000 Securities Purchase Agreement with Bayview Capital Partners LP ("Bayview") to provide the Company with acquisition financing and general working capital (the "Bayview Investment"). The Bayview Investment is secured by a subordinated security interest in substantially all of the Company's assets. The Bayview Investment is currently structured as a bridge note (the "Bridge Note"), the proceeds of which the Company placed into escrow to fund a portion of the Purchase Price that will be payable to JJHCS at the Acquisition Closing. The

Bridge Note bears interest at 12% per year, payable monthly, with the principal due and payable on the earliest to occur of (i) the Acquisition Closing (see note 2), and (ii) December 1, 2003. In the event the Acquisition Closing does not occur prior to December 1, 2003, the Company's repayment of principal on December 1, 2003 must be accompanied by a 5% premium. The Company is required to comply with certain monthly financial covenants, including a senior cash flow leverage ratio, senior leverage ratio and current ratio. At September 30, 2003, the Company was in compliance with all of its financial covenants.

At the Acquisition Closing, the Bridge Note will convert into a $2,000,000 term note (the "Term Note"), $1,000,000 in Series A Convertible Preferred Stock of the Company (the "Preferred Stock") and a warrant to purchase common stock of the Company (the "Warrant"). The Term Note will bear interest at 12% per year, payable monthly, and will mature on the fifth anniversary of the Acquisition Closing. The Term Note may be prepaid, in whole or in part, at any time, provided that the prepayment is accompanied by a premium ranging from 5% in year 1 to 1% in year 5. The Company will be required to continue to comply under the Term Note with the same monthly financial covenants, including a senior cash flow leverage ratio, senior leverage ratio and current ratio, required under the Bridge Note.

The Preferred Stock will be issued to Bayview at a price of $1.00 per share, resulting in 1,000,000 shares to be issued at the Acquisition Closing. The Preferred Stock has a stated dividend rate of 6% per year, computed on a simple interest basis, paid in kind in the form of additional shares of Preferred Stock using a price of $1.00 per share ("PIK Dividends"). At the option of the holder, the Preferred Stock, including any PIK Dividends, may be converted into common stock of the Company at a price of $0.50 per share.

The Warrant issued to Bayview at the acquisition closing will represent the right to purchase 8% of the Company's common stock outstanding on a fully diluted basis, excluding the common stock issuable to Bayview upon conversion of the Preferred Stock. At September 30, 2003, the number of shares contingently issuable under this Warrant is approximately 1,200,000. The Warrant will be exercisable at any time for a period of ten years at an exercise price equal to $0.50 per share.

The Company has agreed to register, upon the request of Bayview, the sale of all shares of common stock issuable upon conversion of the Preferred Stock and upon exercise of the Warrant under the Securities Act of 1933, as amended, within 360 days following the date of the Acquisition Closing.

NOTE 4. STOCK-BASED COMPENSATION

The Company utilizes the intrinsic value method of accounting for its stock based employee compensation plans. All options granted had an exercise price equal to the market value of the underlying common stock on the date of grant and accordingly, no compensation cost is reflected in net earnings for the three and nine months ended September 30, 2003 and 2002. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value method of accounting for stock options:

                                                              Three Months ended                     Nine Months ended
                                                                 September 30,                          September 30,
                                                      ---------------------------------       ---------------------------------
                                                            2003                2002                2003                2002
                                                      -------------       -------------       -------------       -------------

Net earnings, as reported                                   $87,786            $777,465            $573,099          $2,335,974

Less: Compensation expense determined under the
fair value method, net of tax                               (17,810)            (13,162)            (55,116)            (57,487)
                                                      -------------       -------------       -------------       -------------
Proforma net earnings                                       $69,976            $764,303            $517,983          $2,278,487
                                                      =============       =============       =============       =============

Earnings per Share:
   Basic, as reported                                         $0.01               $0.06               $0.05               $0.19
                                                      =============       =============       =============       =============
   Basic, proforma                                            $0.01               $0.06               $0.04               $0.19
                                                      =============       =============       =============       =============

   Diluted, as reported                                       $0.01               $0.06               $0.05               $0.19
                                                      =============       =============       =============       =============
   Diluted, proforma                                          $0.01               $0.06               $0.04               $0.18
                                                      =============       =============       =============       =============

The proforma information above should be read in conjunction with the related historical information.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:

                                                     2003                 2002
                                                --------------       ------------
Dividend yield                                       None                None
Expected volatility                                90%-105%              105%
Expected life of option                          1 to 4 years        1 to 4 years
Risk-free interest rate                               2.9%               5.5%
Weighted average fair value of options
       on grant date                                 $0.24               $0.32

NOTE 5. INCOME TAXES

Income taxes are calculated based on management's estimate of the Company's effective tax rate. Income taxes for the three and nine months ended September 30, 2002 differed from the effective rate due to benefits realized from a reduction of the Company's deferred tax asset valuation allowance totaling $625,300 and $1,875,900, respectively. The Company also recognized $30,000 of a federal refund due to a tax law change in the third quarter of 2002. The refund, federal and state income tax, and management's estimate of minimum state and federal taxes due resulted in additional benefits of $1,300 and additional expense of $229,200 for the three and nine months ended September 30, 2002, respectively.

NOTE 6. RECENT ACCOUNTING PRONOUNCEMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL. Health Fitness Corporation and its wholly owned subsidiaries (the "Company"), provide fitness and wellness management services and programs to corporations, hospitals, communities and universities located in the United States of America and Canada. Fitness and wellness management services include the development, marketing and management of corporate, hospital, community and university based fitness centers, injury prevention and work-injury management consulting, and on-site physical therapy and occupational health services. Programs include wellness and health programs for individual customers, including health risk assessments, nutrition and weight loss programs, smoking cessation, massage therapy, back care and ergonomic injury prevention.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2003 AS COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2002.

REVENUE. Revenue increased $510,000 or 7.4% to $7,445,000 for the three months ended September 30, 2003, from $6,935,000 for the three months ended September 30, 2002. Fitness center management fee and consulting revenue increased $410,000 or 6.1% and occupational health services revenue increased $100,000 or 37.8%. These increases are attributed to the addition of new contracts and expansion of existing contracts.

GROSS PROFIT. Gross profit increased $46,000 or 3.2% to $1,466,000 for the three months ended September 30, 2003, from $1,420,000 for the three months ended September 30, 2002. Fitness center management fee and consulting gross profit increased $10,000 or .8% while occupational health services gross profit increased $35,000 or 57.5%. These increases are attributed to the addition of new contracts and the expansion of existing contracts.

OPERATING EXPENSES AND OPERATING INCOME. Operating expenses increased $62,000 or 5.3% to $1,228,000 for the three months ended September 30, 2003 from $1,166,000 for the three months ended September 30, 2002. This increase is due to increased salary expense of $133,000 offset by a reduction of $71,000 in selling, general and administrative expenses. The increase in salary expense is primarily attributed to increased employee benefit costs and an investment in additional sales and marketing staff the Company made during 2002. The reduction in selling, general and administrative expenses is due to decreased contract services and other expenses. Operating expenses as a percent of revenue was 16.5% for the three months ended September 30, 2003 compared to 16.8% for the three months ended September 30, 2002.

Operating income decreased $16,000 to $238,000 for the three months ended September 30, 2003 from $254,000 for the three months ended September 30, 2002. This decrease is the net result of the increase in operating expenses offset by the increase in gross profit as previously discussed.

OTHER INCOME AND EXPENSE. Interest expense decreased $42,000 to $59,000 for the three months ended September 30, 2003, compared to $101,000 for the same period in 2002. This decrease is due to decreased levels of borrowing and a lower interest rate. The Company's cost of borrowed funds decreased from an average of 9.0% for the third quarter of 2002 to 3.5% for the third quarter of 2003.

INCOME TAXES. Income taxes increased $685,000 to an expense of $58,000 for the three months ended September 30, 2003 from a benefit of $627,000 for the three months ended September 30, 2002. The increase is primarily due to the third quarter of 2002 including a $625,000 deferred tax benefit related to the reversal of a deferred tax asset valuation allowance.

NET EARNINGS. As a result of the above, net earnings decreased $689,000 to $88,000 for the three months ended September 30, 2003 from $777,000 for the three months ended September 30, 2002.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002.

REVENUE. Revenue increased $2,387,000 or 11.8% to $22,696,000 for the nine months ended September 30, 2003, from $20,309,000 for the nine months ended September 30, 2002. Fitness center management fee and consulting revenue increased $2,094,000 or 10.7% and occupational health services revenue increased $293,000 or 38.2%. These increases are attributed to the addition of new contracts and the expansion of existing contracts.

GROSS PROFIT. Gross profit increased $353,000 or 8.1% to $4,701,000 for the nine months ended September 30, 2003, from $4,348,000 for the nine months ended September 30, 2002. Fitness center management fee and consulting gross profit increased $221,000 or 5.3% while occupational health services gross profit increased $132,000 or 76.3%. These increases are attributed to the addition of new contracts and the expansion of existing contracts.

OPERATING EXPENSES AND OPERATING INCOME. Operating expenses increased $279,000 or 8.3% to $3,631,000 for the nine months ended September 30, 2003 from $3,352,000 for the nine months ended September 30, 2002. This increase is due to increased salary expense of $349,000 offset by a reduction of $70,000 in selling, general and administrative expenses. The increase in salary expense is primarily attributed to increased employee benefit costs and an investment in additional sales and marketing staff the Company made during 2002. The reduction in selling, general and administrative expenses is due to decreased depreciation and amortization expense. Operating expenses as a percentage of revenue decreased to 16.0% for the nine months ended September 30, 2003 compared to 16.5% for the nine months ended September 30, 2002.

Operating income increased $74,000 to $1,070,000 for the nine months ended September 30, 2003 from $996,000 for the nine months ended September 30, 2002. This increase is the net result of the increase in gross profit offset by the decrease operating expenses as previously discussed.

OTHER INCOME AND EXPENSE. Interest expense decreased $216,000 to $83,000 for the nine months ended September 30, 2003, compared to $299,000 for the same period in 2002. This decrease is due to decreased levels of borrowing and a lower interest rate. The Company's cost of borrowed funds decreased from an average of 9.0% for the nine months ended September 30, 2002 to 3.6% for the nine months ended September 30, 2003.

INCOME TAXES. Income taxes increased $2,026,000 to an expense of $379,000 for the nine months ended September 30, 2003 from a benefit of $1,647,000 for the nine months ended September 30, 2002. The increase is primarily due to the first nine months of 2002 including a $1,876,000 deferred tax benefit related to the reversal of a deferred tax asset valuation allowance.

NET EARNINGS. As a result of the above, net earnings decreased $1,763,000 to $573,000 for the nine months ended September 30, 2003 from $2,336,000 for the nine months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $1,603,000 at September 30, 2003, compared to working capital of $1,250,000 at December 31, 2002. The increase in working capital is primarily due to the repayment of working capital obligations.

On August 22, 2003, the Company entered into a $7,500,000 Credit Agreement with Wells Fargo Bank, N.A. ("Wells Fargo") to provide the Company with acquisition financing and general working capital (the "Wells Loan"). The initial draw on the Wells Loan was in the amount of $1,255,204, which was used to refinance the revolving line of credit the Company previously maintained with Merrill Lynch Business Financial Services, Inc. ("Merrill Lynch"). The Company repaid all amounts owed to Merrill Lynch and canceled the Company's line of credit with Merrill Lynch, which accrued interest at the one-month LIBOR rate plus 2.35% (effective rate of 3.77% at December 31, 2002). On August 25, 2003, the Company made a draw of $2,250,000 on the Wells Loan, the proceeds of which the Company placed into escrow to fund a portion of the Purchase Price that will be payable to JJHCS at the Acquisition Closing. Future advances from the Wells Loan will be based upon a percentage of the Company's eligible accounts receivable, less any amounts previously drawn. At the option of the Company, the Wells Loan bears interest at prime or the one-month LIBOR plus a margin of 2.25% to 2.75% based upon the Company's Senior Leverage Ratio. The availability of the Wells Loan will decrease $250,000 on the last day of each calendar quarter, beginning September 30, 2003, and will expire on June 30, 2007. Borrowings under the Wells Loan are collateralized by substantially all of the Company's assets. The Company is also required to comply with certain monthly financial covenants, including a senior cash flow leverage ratio, senior leverage ratio and current ratio. At September 30, 2003, the Company had $2,250,000 outstanding under the Wells Loan, and was in compliance with all of its financial covenants.

On August 25, 2003, the Company entered into a $3,000,000 Securities Purchase Agreement with Bayview Capital Partners LP ("Bayview") to provide the Company with acquisition financing and general working capital (the "Bayview Investment"). The Bayview Investment is secured by a subordinated security interest in substantially all of the Company's assets.

The Bayview Investment is currently structured as a bridge note (the "Bridge Note"), the proceeds of which the Company placed into escrow to fund a portion of the Purchase Price that will be payable to JJHCS at the Acquisition Closing. The Bridge Note bears interest at 12% per year, payable monthly, with the principal due and payable on the earliest to occur of (i) the Acquisition Closing, and (ii) December 1, 2003. In the event the Acquisition Closing does not occur prior to December 1, 2003, the Company's repayment of principal on December 1, 2003 must be accompanied by a 5% premium. The Company is required to comply with certain monthly financial covenants, including a senior cash flow leverage ratio, senior leverage ratio and current ratio. At September 30, 2003, the Company was in compliance with all of its financial covenants.

As of September 30, 2003, the Company has no off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities. Refer to the footnotes in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 for disclosure related to the Company's "Commitments and Contingencies."

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

ITEM 4. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have concluded (based upon their evaluation of these controls and procedures as of the end of the period covered by this report) that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission. The Certifying Officers also have indicated that there were no changes in the Company's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

In February 2002, the U.S. District Court in Minneapolis dismissed all of HealthSouth's claims in connection with a summary judgment motion filed by the Company, and issued an order awarding the Company a judgment of $43,156 for its counterclaim relating to certain accounts receivable. HealthSouth paid the $43,156 counterclaim judgment in full, but appealed the dismissal of HealthSouth's original claims. In June 2003, while awaiting the final outcome of HealthSouth's appeal, the Company paid HealthSouth approximately $25,000 in settlement of all of HealthSouth's remaining claims.

Item 2. Changes in Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

See Exhibit Index on page following signatures

(b) Reports on Form 8-K

The Company filed a Report on Form 8-K on August 8, 2003 to disclose that a press release dated August 6, 2003 was issued to announce and furnish the Company's results of operations and financial condition for the 2nd quarter of 2003.

The Company filed a Report on Form 8-K on August 26, 2003 to disclose that a press release dated August 26, 2003 was issued to announce that the Company had entered into an agreement to acquire certain assets of Johnson & Johnson Health Care Systems Inc.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2003            HEALTH FITNESS CORPORATION


                              By    /s/ Jerry V. Noyce
                                 -----------------------------------------------
                                    Jerry V. Noyce
                                    Chief Executive Officer
                                    (Principal Executive Officer)



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

       4.1 Specimen of Common Stock Certificate - incorporated by reference to the Company's Registration Statement on Form SB-2 No.
                33-83784C

    **10.11     Credit Agreement, dated August 22, 2003, between the Company and
                Wells Fargo Bank, National Association

    **10.12 Securities Purchase Agreement, dated August 25, 2003, between the Company and certain of its subsidiaries, on the one hand, and Bayview Capital Partners LP, on the other hand

    **10.13     Asset Purchase Agreement, dated August 25, 2003, between the
                Company and Johnson & Johnson Health Care Systems Inc.

    **10.14     Third Amendment, dated August 25, 2003, to Standard Office Lease
                Agreement dated as of June 13, 1996, between the Company and NEOC Holdings LLC

    **11.0      Statement re: Computation of Earnings per Share

    **31.1      Certification of Chief Executive Officer Pursuant to Section 302
                of the Sarbanes-Oxley Act of 2002

    **31.2      Certification of Chief Financial Officer Pursuant to Section 302
                of the Sarbanes-Oxley Act of 2002

    **32.1      Certification of Chief Executive Officer Pursuant to Section 906
                of the Sarbanes-Oxley Act of 2002

    **32.2      Certification of Chief Financial Officer Pursuant to Section 906
                of the Sarbanes-Oxley Act of 2002

----------------------------
* Indicates management contract or compensatory plan or arrangement ** Filed herewith