Form 10-K
period 2003-12-31
HEALTH FITNESS CORP /MN/
filed 2004-03-30
CIK 886432

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

         [x]       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                         Commission File Number: 0-25064

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

         3600 AMERICAN BLVD W., SUITE 560, BLOOMINGTON, MINNESOTA, 55431
               (Address of principal executive offices) (Zip Code)

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

         As of June 30, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last quoted price at which such stock was sold on such date as reported by the OTC Bulletin Board, was approximately $5,070,000.

         As of March 26, 2004, 12,438,245 shares of the registrant's common stock, $.01 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD MAY 19, 2004 ARE INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT.

ITEM 1. BUSINESS

OVERVIEW

Health Fitness Corporation, and its wholly-owned subsidiaries (collectively, the "Company"), provides fitness and wellness management services and programs to corporations, hospitals, communities and universities located in the United States and Canada. Additionally, the Company provides injury prevention programs and on-site physical therapy services. The Company's executive offices are located at 3600 American Blvd W., Suite 560, Bloomington, Minnesota 55431, and its telephone number is (952) 831-6830. The Company maintains an internet website at www.hfit.com. On its website, the Company makes available free of charge its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports.

On December 8, 2003, the Company completed its purchase of the business assets of the Health & Fitness Services Division of Johnson & Johnson Health Care Systems Inc. for approximately $4,800,000 pursuant to an Asset Purchase Agreement dated August 25, 2003. The Company financed the acquisition primarily with private equity financing from Bayview Capital Partners LP, supplemented by a bank term loan from Wells Fargo Bank, N.A. The purchase price is subject to certain post-closing adjustments.

The assets acquired by the Company consist primarily of client contracts, proprietary wellness, lifestyle and health promotion programs and other health and wellness services. As part of the transaction, the Company entered into a multi-year management contract with another subsidiary of Johnson & Johnson to manage more than 50 Johnson & Johnson affiliate sites, making the Johnson & Johnson family of companies the Company's largest client.

The Health & Fitness Services Division of Johnson & Johnson Health Care Systems Inc. has been serving clients since 1986, providing corporate fitness and wellness services and programs to companies across the United States and Canada. Services include: health and fitness center management, consulting, occupational health services, health risk assessment programs, wellness, fitness, injury prevention and treatment programs and data analysis services. The Company intends to continue the same services and programs.

Effective January 1, 2001, the Company sold its International Fitness Club Network (IFCN) line of business, which organized and maintained a network of commercial fitness and health clubs and marketed memberships in such clubs to employees and insurance companies.

FITNESS AND WELLNESS CENTER MANAGEMENT SERVICES

Since the Company's inception in 1975, the Company has established itself as the leading provider of results-oriented fitness and wellness center management and consulting services. The Company currently has contracts to manage a total of 393 sites across the United States and Canada, including 223 corporate fitness centers, 47 corporate wellness programs, 12 corporate occupational health programs, 15 hospital, commercial and university based fitness centers and wellness programs, and 96 corporate sites that do not have full-time staff.

Major corporations, hospitals and universities invest in fitness centers and wellness programs for several reasons. First, there is a body of research that indicates that healthier employees are more productive, experience reduced levels of stress and are absent from work less often due to illness. Additionally, wellness benefits, and fitness benefits in particular, are considered high priorities as potential employees evaluate job opportunities with a given employer. Hospitals invest in fitness centers to create a new revenue source that is not subject to insurance or government reimbursements and to address community health initiatives. The Company's sales staff markets to corporations, hospitals, communities and universities through telemarketing, direct sales and direct mail initiatives.

CONSULTING SERVICES

The Company provides a full range of analytic, development, management and marketing consulting services. These services include the following:

     - STRATEGIC ASSESSMENT. Provides companies with a comprehensive analysis of the effectiveness of current employee health, wellness, fitness, injury prevention and treatment programs, with recommendations for areas of improvement that can translate into an improved return on investment. This service also creates a road map for companies that are considering investing in an employee health and wellness initiative.

     - BUSINESS ANALYSIS. Organizations that are considering the development of a new health and fitness center, or are concerned with the performance of existing facilities, employ the Company to perform a comprehensive analysis of market potential for their program. Services can include demographic analysis, market analysis, and multiple-year financial business plan development.

     - FACILITIES PLANNING. Organizations that are planning new fitness centers employ the Company to help develop plans for these facilities. Such plans may include space planning, interior design, floor plan design, selection and sourcing of fitness equipment and fitness program design.

     - EMPLOYEE PRODUCTIVITY SERVICES. The Company provides a full range of occupational health consulting services, including injury prevention program design and development, work screening services, work hardening programs, injury treatment programs and return to work programs.

PROGRAM SERVICES

The Company has invested considerable time and resources developing a full menu of fee-for-service programs and services to better meet the fitness, wellness and health needs of its customers and individual employees. These programs and services, which are generally delivered through the Company's managed sites, include the following:

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

INTEGRATED HEALTH MANAGEMENT SERVICES

The high cost of employee health care has become a key concern for U.S. corporations. It is expected that annual health care costs will continue to increase at double digit rates for the next several years. This trend is being fueled by a number of factors, including an aging workforce, unhealthy populations entering the workforce and obesity-related medical conditions due to poor nutrition and inactivity.

Companies that understand and address the health needs of employees, their dependents and retirees are better able to proactively manage and control the rate of increase in health care costs. The implementation of specific strategies to help "at-risk" individuals is now considered a top priority by companies looking to reduce health care costs.

The Company, through its network of fitness and wellness centers, and its health assessment, fitness, wellness, and injury prevention and treatment programs, is well-positioned to provide an integrated health management solution that will address the health and wellness needs of a company's entire workforce, from low risk individuals to employees managing a chronic disease.

COMPETITION

Within the business-to-business fitness center management industry, there are relatively few national competitors. However, virtually all markets are home to regional providers that manage anywhere from one or two sites to several sites across state lines. With its national presence and almost 30 years of history, management believes that the Company is recognized as the leader in providing fitness management services and is well positioned to compete in this industry.

PROPRIETARY RIGHTS

The Company does not believe it has any significant proprietary rights.

GOVERNMENT REGULATION

Management believes that there currently is no significant government regulation which materially limits the Company's ability to provide fitness management and consulting services to its corporate, hospital, community and university-based clients.

EMPLOYEES

At December 31, 2003, the Company had 740 full-time and 2,225 part-time employees. The Company's employees are primarily engaged in the staffing of fitness, wellness and occupational health centers and programs. The Company currently does not have a collective bargaining relationship. However, employees working at certain of the Company's automotive sites have voted to accept unionization. At this time, the company has not begun the process to establish a collective bargaining relationship. Management believes its relationship with employees is good.

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

INSURANCE

The Company maintains general premises liability insurance of $10,000,000 per occurrence and $10,000,000 in the aggregate per location for each of its fitness centers and its executive office. While the Company believes its insurance policies to be sufficient in amount and coverage for its current operations, there can be no assurance that coverage will continue to be available in adequate amounts or at a reasonable cost, and there can be no assurance that the insurance proceeds, if any, will cover the full extent of loss resulting from any claims. The Company does not expect to incur any material rate increases relative to the renewal of its liability insurance policies.

ITEM 2. PROPERTIES

The Company leases approximately 8,000 square feet of commercial office space in Bloomington, Minnesota, under a lease that expires in October 2007. The Company's monthly base rent for this office space is approximately $8,500, plus taxes, insurance and other related operating costs.

ITEM 3. LEGAL PROCEEDINGS

In April 2000, HealthSouth Corporation ("HealthSouth") filed a lawsuit against the Company and two former employees in U.S. District Court in Minnesota arising out of HealthSouth's purchase of several rehabilitation and physical therapy clinics from the Company in May 1999. HealthSouth claimed that the two former employees improperly diverted business away from the purchased clinics. HealthSouth claimed damages in excess of $3,000,000, alleging misrepresentations and breaches of warranties in the purchase agreement.

In February 2002, the U.S District Court in Minneapolis dismissed all of HealthSouth's claims in connection with a summary judgment motion filed by the Company, and issued an order awarding the Company a judgment of $43,156 for its counter claim relating to certain accounts receivable. The final outcome of this matter is pending on the outcome of an appeal made by HealthSouth.

In June 2003, while awaiting the final outcome of an appeal made by HealthSouth, the Company paid HealthSouth approximately $25,000 in settlement of all of HealthSouth's remaining claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the quarter ended December 31, 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Trading of the Company's common stock is conducted in the over-the-counter markets (often referred to as "pink sheets") or on the OTC Bulletin Board.

The following table sets forth, for the periods indicated, the range of low and high sale prices for the Company's common stock.

Fiscal Year 2003:                            Low            High
                                             ---            ----
         Fourth quarter                     $1.01          $1.33
         Third quarter                       0.51           1.01
         Second quarter                      0.39           0.55
         First quarter                       0.38           0.50

Fiscal Year 2002:                            Low            High
                                             ---            ----
         Fourth quarter                     $0.35          $0.59
         Third quarter                       0.34           0.60
         Second quarter                      0.45           0.76
         First quarter                       0.31           0.51

At March 24, 2004, the published high and low sale prices for the Company's common stock were $1.89 and $1.70 per share respectively. On March 24, 2004, there were issued and outstanding 12,438,245 shares of common stock of the Company held by 378 registered shareholders of record. Record ownership includes ownership by nominees who may hold for multiple owners.

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

In 2002 and 2003, 32,411 and 53,423 common shares respectively, were issued to Company employees in connection with their purchase of stock through the Company's Employee Stock Purchase Plan. The Company did not issue shares under the plan during 2001.

ITEM 6. SELECTED FINANCIAL DATA

The data given below as of and for each of the five years in the period ended December 31, 2003, has been derived from the Company's Audited Consolidated Financial Statements. Such data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein and in conjunction with Managements Discussion and Analysis of Financial Condition and Results of Operation.

                                                                        Years Ended December 31,
                                                     2003            2002           2001          2000           1999
                                                  ----------     -----------    -----------    -----------    -----------
STATEMENT OF OPERATIONS DATA:
REVENUE                                           31,479,000     $27,865,000    $25,910,000    $26,191,000    $26,195,000
INCOME (LOSS) FROM CONTINUING OPERATIONS             (27,000)      3,001,000      1,806,000        930,000     (1,402,000)
INCOME (LOSS) PER SHARE FROM CONTINUING
OPERATIONS:
   Basic                                                0.00            0.24           0.15           0.08          (0.12)
   Diluted                                              0.00            0.24           0.15           0.07          (0.12)
BALANCE SHEET DATA (AT DECEMBER 31):
TOTAL ASSETS                                      19,808,000      12,956,000     10,199,000     10,399,000     11,324,000
LONG-TERM DEBT                                     4,350,000              --             --         25,000        424,000
SHAREHOLDERS' EQUITY                               9,732,000       9,079,000      6,063,000      4,195,000      3,198,000

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

Revenue Recognition - Revenue is recognized at the time the service is provided to the customer. For annual contracts, monthly amounts are recognized ratably over the term of the contract. Certain services provided to the customer may vary on a periodic basis. The revenues relating to theses services are estimated in the month that the service is performed. Amounts received from customers in advance of providing services are treated as deferred revenue and recognized when the services are provided. The Company has contracts with third-parties to provide ancillary services in connection with their fitness and wellness management services and programs. Under such arrangements, the third-parties invoice and receive payments from the Company based on transactions with the ultimate customer. The Company does not recognize revenues related to such transactions as the ultimate customer assumes the risk and rewards of the contract and the amounts billed to the customer are either at cost or with a fixed markup.

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

Stock-Based Compensation - The Company utilizes the intrinsic value method of accounting for its stock based employee compensation plans. All options granted had an exercise price equal to the market value of the underlying common stock on the date of grant and accordingly, no compensation cost is reflected in net earnings for the years ended December 31, 2003, 2002, and 2001.

RESULTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

REVENUE. Revenue increased $3,614,000 or 13.0% to $31,479,000 for 2003, from $27,865,000 for 2002. Of this increase, $1,220,000 is attributed to the acquisition of the Health & Fitness Services Division of Johnson & Johnson Health Care Systems Inc. The remaining increase of $2,394,000 is attributed to the addition of new contracts in our current lines of business and the expansion of services under existing contracts.

GROSS PROFIT. Gross profit increased $608,000 or 10.3% to $6,535,000 for 2003, from $5,927,000 for 2002. Of this increase, $379,000 is attributed to the acquisition of the Health & Fitness Services Division of Johnson & Johnson Health Care Systems Inc. The remaining increase of $229,000 is attributed to the addition of new contracts in our current lines of business and the expansion of services under existing contracts. As a percent of revenue, gross profit decreased to 20.8% for 2003 from 21.3% for 2002. This decrease is primarily due to start-up expenses for two corporate fitness centers the Company began managing during 2003 on an at-risk basis. The Company believes that gross margins at these centers will improve over time as new memberships are sold.

OPERATING EXPENSES AND OPERATING INCOME. Operating expenses increased $550,000 or 11.9% to $5,167,000 for 2003, from $4,617,000 for 2002. This increase is due to a $379,000 increase in salary expense, which is primarily attributed to additional staff related to the Company's acquisition of the Health & Fitness Services Division of Johnson & Johnson Health Care Systems Inc., and higher employee benefits costs. The $171,000 increase in selling, general, and administrative expenses is primarily due to the Company's acquisition, including approximately $74,000 of acquisition-related depreciation and amortization and $60,000 of professional fees that could not be capitalized.

As a result of the previously discussed changes in gross profit and operating expenses, operating income increased $59,000 or 4.5%, to $1,368,000 for 2003, from $1,309,000 for 2002.

OTHER INCOME AND EXPENSE. Interest expense decreased $317,000 to $204,000 for 2003, from $521,000 for 2002. This decrease is primarily due to lower debt levels and interest rates during 2003 compared to 2002.

INCOME TAXES. Current income tax expense increased $82,000 to an expense of $79,000 for 2003, from a benefit of $3,000 for 2002. This increase is due to the utilization of net operating losses for various states in 2002, which were not available to the Company in 2003.

The Company's deferred income tax expense increased $2,659,000 to $450,000 for 2003, from a benefit of $2,209,000 for 2002. This increase is attributable to the Company recognizing its remaining deferred tax asset valuation allowance by December 31, 2002.

The changes in income tax expense between 2003 and 2002 had no effect on the Company's cash position for 2003.

NET EARNINGS. As a result of the above, net earnings for 2003 decreased $2,368,000 to $633,000, compared to net earnings of $3,001,000 for 2002.

DIVIDENDS TO PREFERRED SHAREHOLDERS. To finance the Company's acquisition of the Health & Fitness Services Division of Johnson & Johnson Health Care Systems Inc., the Company sold $1,000,000 in Series A Convertible Preferred Stock (the "Preferred Stock") to Bayview Capital Partners LP ("Bayview"). The Preferred Stock was issued to Bayview at a price of $1.00 per share, resulting in the issuance of 1,000,000 shares. The Preferred Stock has a stated dividend rate of 6% per year, computed on a simple interest basis, paid in kind in the form of additional shares of Preferred Stock using a price of $1.00 per share ("PIK Dividends"). As of December 31, 2003, the Company accrued dividends of $3,834.

At the option of the holder, the Preferred Stock, including any PIK Dividends, may be converted, at any time and from time to time, into common stock of the Company at a price of $0.50 per share. When Bayview made its commitment to invest in the Company on August 25, 2003, the fair value of the Company's common stock to be received upon conversion of the Preferred Stock was greater than the conversion price of the preferred stock, which resulted in a beneficial conversion feature. Accordingly, the Company calculated a $656,096 beneficial conversion feature which has been recorded as a deemed dividend in the consolidated statement of operations for the year ended December 31, 2003.

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

OPERATING EXPENSES AND OPERATING INCOME. Operating expenses increased 174,000 or 3.9% to $4,617,000 for 2002, from $4,443,000 for 2001. This increase is due to a
$749,000 increase in salary expense, which was partially offset by a $575,000 decrease in selling, general and administrative expenses. The increase in salaries expense is primarily attributed to an investment in additional sales and marketing staff and increased employee benefits costs. The decrease in selling, general, and administrative expenses is due to lower contract employee and professional service expenses, as well as the adoption of SFAS 142, which eliminated amortization expense of $401,000 associated with goodwill and intangible assets with indefinite lives.

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

The gain on sale of subsidiary in 2001 of $229,000 represents the net proceeds received upon the sale of the Company's IFCN subsidiary in January 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased $1,005,000 to $2,255,000 for 2003, from $1,250,000 for 2002. This increase is largely due to the increase in accounts receivable.

On August 22, 2003, the Company entered into a $7,500,000 Credit Agreement with Wells Fargo Bank, N.A. ("Wells Fargo") to provide the Company with acquisition financing and general working capital (the "Wells Loan"). The initial draw on the Wells Loan was in the amount of $1,255,204, which was used to refinance the revolving line of credit the Company previously maintained with Merrill Lynch Business Financial Services, Inc. ("Merrill Lynch"). The Company repaid all amounts owed, and canceled the line of credit with Merrill Lynch, which accrued interest at the one-month LIBOR rate plus 2.35% (effective rate of 3.77% at December 31, 2002). On August 25, 2003, the Company made a draw of $2,250,000 on the Wells Loan, the proceeds of which the Company placed into escrow to fund a portion of the acquisition of the Health & Fitness Services Division of Johnson & Johnson Health Care Systems Inc.

Future working capital advances from the Wells Loan will be based upon a percentage of the Company's eligible accounts receivable, less any amounts previously drawn. At the option of the Company, the Wells Loan bears interest at prime or the one-month LIBOR plus a margin of 2.25% to 2.75% based upon the Company's Senior Leverage Ratio. The availability of the Wells Loan will decrease $250,000 on the last day of each calendar quarter, beginning September 30, 2003, and will expire on June 30, 2007. Borrowings under the Wells Loan are collateralized by substantially all of the Company's assets. The Company is required to comply with certain monthly financial covenants, including a senior cash flow leverage ratio, senior leverage ratio and current ratio. At December 31, 2003, the Company had $2,775,000 outstanding under the Wells Loan, and was in compliance with all of its financial covenants.

On August 25, 2003, the Company entered into a $3,000,000 Securities Purchase Agreement with Bayview Capital Partners LP ("Bayview") to provide the Company with acquisition financing and general working capital (the "Bayview Investment"). The Bayview Investment was initially structured as a bridge note (the "Bridge Note"), the proceeds of which the Company placed into escrow to fund a portion of the acquisition of the Health & Fitness Services Division of Johnson & Johnson Health Care Systems Inc.

On December 8, 2003, (the "Acquisition Effective Date"), the $3,000,000 Bridge
Note issued to Bayview was converted into a $2,000,000 term note (the "Term Note"), $1,000,000 in Series A Convertible Preferred Stock (the "Preferred Stock") and a warrant to purchase common stock of the Company (the "Warrant") per the terms set forth in the August 25, 2003 Securities Purchase Agreement. The Term Note will bear interest at 12% per year, payable monthly, and will mature on the fifth anniversary of the Acquisition Effective Date. The Term Note may be prepaid, in whole or in part, at any time, provided that the prepayment is accompanied by a premium ranging from 5% in year 1 to 1% in year 5. The Bayview Investment is secured by a subordinated security interest in substantially all of the Company's assets. The Company is required to comply with certain monthly financial covenants, including a senior cash flow leverage ratio, senior leverage ratio and current ratio. At December 31, 2003, the Company was in compliance with all of its financial covenants.

The Preferred Stock was issued to Bayview at a price of $1.00 per share, resulting in 1,000,000 shares issued on the Effective Date. The Preferred Stock has a stated dividend rate of 6% per year, computed on a simple interest basis, paid in kind in the form of additional shares of Preferred Stock using a price of $1.00 per share ("PIK Dividends"). At the option of the holder, the Preferred Stock, including any PIK Dividends, may be converted, at any time and from time to time, into common stock of the Company at a price of $0.50 per share. In addition, Bayview may require redemption of the Preferred Stock and PIK Dividends upon a change of control or default (including default under the Term
Note).

The following table represents the Company's contractual obligations at December 31, 2003:

                                                                      Payments Due By Period
                                                                   -----------------------------
                                                   Less Than                                         More Than
                                       Total        1 Year         1 to 3 Years     3 to 5 Years      5 Years
                                    ----------     ----------      ------------     ------------     ----------
Long-term obligations               $4,775,000      $     --         $     --        $4,775,000          $--
Operating leases                       916,000       251,000          472,000           193,000           --

As of December 31, 2003, the Company has no off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities. Refer to the footnotes to the Company's Consolidated Financial Statements contained herein for disclosure related to the Company's "Commitments and Contingencies."

On a short and long-term basis, the Company believes that sources of capital to meet its obligations will be provided by cash generated through operations and the Company's Wells Loan. The Company does not believe that inflation has had a significant impact on its results of its operations.

OUTLOOK AND TRENDS

The high cost of employee health care has become a key concern for U.S. corporations. It is expected that annual health care costs will continue to increase at double digit rates for the next several years. This trend is being fueled by a number of factors, including an aging workforce, unhealthy populations entering the workforce and obesity-related medical conditions due to poor nutrition and inactivity.

Companies that understand and address the health needs of employees, their dependents and retirees are better able to proactively manage and control the rate of increase in health care costs. The implementation of specific strategies to help "at-risk" individuals is now considered a top priority by companies looking to reduce health care costs.

The U.S. economy has been experiencing recessionary pressures, which has negatively affected the corporate landscape. This economic downturn has resulted in a more competitive environment with respect to the prices the Company charges for its services. Although the Company believes that price competition will not materially affect results of operations, the Company believes that price competition will continue for the foreseeable future.

An emerging trend within corporate fitness center management relates to companies asking service providers to operate their fitness center on a cost-neutral or for-profit basis. These cost-conscious companies desire to minimize or eliminate the subsidization of fitness center operating costs by keeping costs within the revenues being realized from employee memberships and other sources of revenue. In connection with this form of business model, the Company would derive its management fee revenue not from its corporate client, but from the profits of the fitness center. The application of this business model may require the Company to fund operating losses until enough memberships are sold to realize profitability. The Company believes it may have to fund operating losses for such centers up to twenty-four months before profitability is reached. However, the Company believes this model will enable the Company to leverage its experience managing for-profit fitness centers, and may result in higher gross margins and profitability. Currently, existing contracts representing this business model do not represent a material contribution to the Company's results of operation. There can be no assurance that the Company will be able to manage such centers profitably or to fund losses for these centers until profitability is achieved.

Lastly, the Company intends to continue expanding its revenue opportunities by offering additional wellness services and programs to its existing client base, including health assessment and screening services, wellness programs and educational seminars, personal fitness programming and workplace injury assessment, prevention and treatment services. There can be no assurance that the Company will be successful introducing these additional programs and services to its existing customers.

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

The following risks and uncertainties also should be noted:

POTENTIAL DEPRESSIVE EFFECT ON PRICE OF COMMON STOCK ARISING FROM EXERCISE AND SALE OF EXISTING CONVERTIBLE SECURITIES:

At December 31, 2003, the Company had outstanding stock options and stock purchase warrants to purchase an aggregate of 3,171,220 shares of common stock. The exercise of such outstanding stock options and stock purchase warrants and sale of stock acquired thereby may have a material adverse effect on the price of the Company's common stock. In addition, the exercise of such outstanding stock options and stock purchase warrants and sale of such shares of the Company's common stock could occur at a time when the Company would otherwise be able to obtain additional equity capital on terms and conditions more favorable to the Company.

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

RECENTLY PASSED LEGISLATION

SARBANES-OXLEY. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act"), which immediately impacts Securities and Exchange Commission registrants, public accounting firms, lawyers and securities analysts. This legislation is the most comprehensive securities legislation since the passage of the Securities Acts of 1933 and 1934. It has far reaching effects on the standards of integrity for corporate management, board of directors, and executive management. Additional disclosures, certifications and procedures will be required of the Company. We do not expect any material adverse effect on the Company as a result of the passage of this legislation.

Refer to management's certifications contained elsewhere in this report regarding the Company's compliance with Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

HIPPA. The Administrative Simplification provisions of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") require group health plans and health care providers who conduct certain administrative and financial transactions electronically ("Standard Transactions") to (a) comply with a certain data format and coding standards when conducting electronic transactions; (b) use appropriate technologies to protect the security and integrity of individually identifiable health information transmitted or maintained in an electronic format; and (c) protect the privacy of patient health information. The Company's occupational health, health risk assessment and health coaching services, in addition to the group health plan the Company sponsors for its employees, are subject to HIPAA's requirements. The Company expects to be in compliance with HIPPA requirements within the timeline specified for the Company's affected business areas. The Company's corporate, hospital, community and university-based fitness center management lines of business are not subject to the requirements of HIPAA.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Balance Sheets of the Company as of December 31, 2003 and 2002, and the related Consolidated Statements of Operations, Stockholders' Equity, and Cash Flows for each of the three years in the period ended December 31, 2003, and the notes thereto have been audited by Grant Thornton LLP, independent certified public accountants.

                                    CONTENTS

                                                                             Page
                                                                             ----
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS.....................       18

CONSOLIDATED FINANCIAL STATEMENTS

   CONSOLIDATED BALANCE SHEETS.........................................       19

   CONSOLIDATED STATEMENTS OF OPERATIONS...............................       20

   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY.....................       21

   CONSOLIDATED STATEMENTS OF CASH FLOWS...............................       22

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..........................       23

   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS.....................       37

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors
Health Fitness Corporation
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Health Fitness Corporation and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Fitness Corporation and subsidiaries as of December 31, 2003 and 2002 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 8 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002.

We have also audited Schedule II of Health Fitness Corporation and subsidiaries for each of the three years in the period ended December 31, 2003. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.

/s/Grant Thornton LLP
Minneapolis, Minnesota
February 25, 2004

HEALTH FITNESS CORPORATION

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND 2002

                                                                                    2003               2002
                                                                                 -----------       -----------
ASSETS

CURRENT ASSETS
    Cash                                                                         $   281,294       $    91,658
    Trade and other accounts receivable, less allowances of $131,000
       and $88,900 at December 31, 2003 and 2002                                   5,218,224         4,036,888
    Prepaid expenses and other                                                       187,347           266,734
    Deferred tax assets                                                              850,300           731,500
                                                                                 -----------       -----------
           Total current assets                                                    6,537,165         5,126,780

PROPERTY AND EQUIPMENT, net                                                          177,217           176,206

OTHER ASSETS
    Goodwill                                                                       8,725,574         5,308,761
    Customer contracts, less accumulated amortization of $67,400 at
       December 31, 2003                                                           1,662,639                 -
    Trademark, less accumulated amortization of $5,800 at December 31, 2003          344,166                 -
    Other intangible assets, less accumulated amortization of $4,200
       and $1,300 at December 31, 2003 and 2002                                      138,582             6,380
    Cash held in escrow                                                              471,999                 -
    Deferred tax assets                                                            1,686,301         2,254,876
    Other                                                                             64,458            82,808
                                                                                 -----------       -----------
                                                                                 $19,808,101       $12,955,811
                                                                                 ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Note payable                                                                 $         -       $   304,589
    Trade accounts payable                                                           569,730           409,150
    Accrued salaries, wages, and payroll taxes                                     1,607,157         1,072,982
    Other accrued liabilities                                                        450,255           415,856
    Accrued self funded insurance                                                    228,084           267,042
    Deferred revenue                                                               1,427,057         1,407,437
                                                                                 -----------       -----------
           Total current liabilities                                               4,282,283         3,877,056

LONG-TERM OBLIGATIONS                                                              4,350,012                 -

COMMITMENTS AND CONTINGENCIES                                                              -                 -

PREFERRED STOCK, $0.01 par value; 5,000,000 shares authorized,
    1,003,833 issued and outstanding                                               1,443,833                 -

STOCKHOLDERS' EQUITY
    Common stock, $0.01 par value; 25,000,000 shares authorized;
       12,357,334 and 12,297,661 shares issued and outstanding at                    123,573           122,977
       December 31, 2003 and 2002
    Additional paid-in capital                                                    17,671,536        16,997,367
    Accumulated comprehensive income from foreign currency translation                 5,707                 -
    Accumulated deficit                                                           (8,068,843)       (8,041,589)
                                                                                 -----------       -----------
                                                                                   9,731,973         9,078,755
                                                                                 -----------       -----------
                                                                                 $19,808,101       $12,955,811
                                                                                 ===========       ===========

See notes to consolidated financial statements.

HEALTH FITNESS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                             2003             2002             2001
                                                         ------------     ------------     ------------
REVENUE                                                  $ 31,478,822     $ 27,864,997     $ 25,909,978

COSTS OF REVENUE                                           24,943,625       21,938,385       20,105,139
                                                         ------------     ------------     ------------

GROSS PROFIT                                                6,535,197        5,926,612        5,804,839

OPERATING EXPENSES
    Salaries                                                3,244,639        2,866,200        2,117,407
    Selling, general, and administrative                    1,922,511        1,751,228        2,325,583
                                                         ------------     ------------     ------------
           Total operating expenses                         5,167,150        4,617,428        4,442,990
                                                         ------------     ------------     ------------

OPERATING INCOME                                            1,368,047        1,309,184        1,361,849

OTHER INCOME (EXPENSE)
    Interest expense                                         (204,430)        (521,106)        (464,039)
    Gain on sale of subsidiary                                      -                -          228,613
    Other, net                                                 (2,405)             950          (26,707)
                                                         ------------     ------------     ------------
EARNINGS BEFORE INCOME TAXES                                1,161,212          789,028        1,099,716
INCOME TAX EXPENSE (BENEFIT)                                  528,536       (2,211,643)        (706,285)
                                                         ------------     ------------     ------------

NET EARNINGS                                                  632,676        3,000,671        1,806,001
    Deemed dividend to preferred shareholders                 656,096                -                -
    Dividend to preferred shareholders                          3,834                -                -
                                                         ------------     ------------     ------------

NET EARNINGS (LOSS) APPLICABLE TO COMMON SHAREHOLDERS    $    (27,254)    $  3,000,671     $  1,806,001
                                                         ============     ============     ============

NET EARNINGS PER COMMON SHARE:
    Basic                                                $          -     $       0.24     $       0.15
    Diluted                                                         -             0.24             0.15

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
    Basic                                                  12,332,363       12,284,364       12,232,283
    Diluted                                                12,332,363       12,428,440       12,433,715

See notes to consolidated financial statements.

HEALTH FITNESS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                        Common Stock       Additional    Accumulated                       Total
                                        ------------        Paid-in     Comprehensive   Accumulated    Stockholders'  Comprehensive
                                      Shares     Amount     Capital        Income         Deficit         Equity         Income
                                      ------     ------     -------        ------         -------         ------         ------
BALANCE AT JANUARY 1, 2001          12,165,250  $121,653   $16,921,503     $    -      $ (12,848,261)   $4,194,895
Issuance of common stock for
   board of directors compensation     100,000     1,000        54,000          -                  -        55,000
Repricing of warrants previously             -         -         3,234          -                  -         3,234
   issued
Issuance of options in connection
  with professional services                 -         -         3,785          -                  -         3,785
  rendered

Net earnings                                 -         -             -          -          1,806,001     1,806,001
                                    ----------  --------   -----------     ------      -------------    ----------
BALANCE AT DECEMBER 31, 2001        12,265,250   122,653    16,982,522          -        (11,042,260)    6,062,915
Issuance of common stock through
  stock purchase plan                   32,411       324        14,845          -                  -        15,169
Net earnings                                 -         -             -          -          3,000,671     3,000,671
                                    ----------  --------   -----------     ------      -------------    ----------
BALANCE AT DECEMBER 31, 2002        12,297,661   122,977    16,997,367          -         (8,041,589)    9,078,755
Issuance of common stock through
  stock purchase plan                   53,423       533        23,506          -                  -        24,039
Issuance of common stock for             6,250        63         2,375          -                  -         2,438
options

Issuance of warrants                         -         -       648,288          -                  -       648,288
Deemed dividend to preferred
  shareholders                               -         -             -          -           (656,096)     (656,096)
Dividend to preferred shareholders           -         -             -          -             (3,834)       (3,834)
Net earnings                                 -         -             -          -            632,676       632,676       $632,676
Foreign currency transalation                -         -             -      5,707                  -         5,707          5,707
                                    ----------  --------   -----------     ------      -------------    ----------       --------
BALANCE AT DECEMBER 31, 2003        12,357,334  $123,573   $17,671,536     $5,707      $  (8,068,843)   $9,731,973       $638,383
                                    ==========  ========   ===========     ======      =============    ==========       ========

See notes to consolidated financial statements.

HEALTH FITNESS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                                     2003             2002             2001
                                                                                 ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                                  $    632,676     $  3,000,671     $  1,806,001
   Adjustment to reconcile net earnings
   to net cash provided by operating activities:
     Common stock, options, and warrants issued for professional                            -                -           62,019
         services and compensation
     Depreciation and amortization                                                    152,538          175,239          699,969
     Amortization of financing costs                                                   10,572          175,774          116,332
     Amortization of discount on long-term obligation                                   7,203                -                -
     Interest on escrow account                                                        (7,388)               -                -
     Deferred taxes                                                                   449,775       (2,209,076)        (777,300)
     (Gain) loss on disposal of assets                                                  5,796                -          (16,907)
     Gain on sale of subsidiary                                                             -                -         (228,613)
     Change in assets and liabilities, net of assets acquired:
       Trade and other accounts receivable                                         (1,181,336)        (648,032)         (55,802)
       Prepaid expenses and other                                                     119,387         (136,644)         (84,401)
       Other assets                                                                    18,350          (71,398)          (7,962)
       Trade accounts payable                                                         203,897          267,414          (84,754)
       Accrued liabilities and other                                                  529,616          447,707         (422,285)
       Deferred revenue                                                                19,620          163,491           31,003
       Discontinued operations                                                              -                -         (106,734)
                                                                                 ------------     ------------     ------------
                Net cash provided by operating activities                             960,706        1,165,146          930,566

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                (89,761)        (114,293)        (124,384)
   Net proceeds from sale of subsidiary                                                     -                -          392,198
   Net cash payment made for acquisition                                           (5,570,813)               -                -
   Payment of non-compete agreement                                                         -                -          (30,000)
                                                                                 ------------     ------------     ------------
                Net cash provided by (used in) investing activities                (5,660,574)        (114,293)         237,814

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under note payable                                                    5,178,174       24,663,045       26,568,592
   Repayments of note payable                                                      (4,957,763)     (25,800,760)     (27,812,090)
   Proceeds from issuance of bridge note financing                                  3,000,000                -                -
   Payment to cash escrow account                                                  (3,000,000)               -                -
   Proceeds from cash escrow account                                                4,785,389                -                -
   Repayments of long term obligations                                                      -                -         (126,804)
   Payment of financing costs                                                        (142,773)         (57,657)         (50,000)
   Proceeds from the issuance of common stock                                          24,039           15,169                -
   Proceeds from the exercise of stock options                                          2,438                -                -
                                                                                 ------------     ------------     ------------
                Net cash provided by (used in) financing activities                 4,889,504       (1,180,203)      (1,420,302)
                                                                                 ------------     ------------     ------------
NET INCREASE (DECREASE) IN CASH                                                       189,636         (129,350)        (251,922)

CASH AT BEGINNING OF YEAR                                                              91,658          221,008          472,930
                                                                                 ------------     ------------     ------------

CASH AT END OF YEAR                                                              $    281,294     $     91,658     $    221,008
                                                                                 ============     ============     ============

SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow information:
         Cash paid for interest                                                  $    191,073     $    362,100     $    358,980
         Cash paid for taxes                                                           91,858           18,400           18,700

Noncash investing and financing activities affecting cash flows:
         Proceeds from the Wells Loan placed in escrow                              2,250,000                -                -
         Conversion of bridge note to term note, preferred stock and warrants      (3,000,000)               -                -
         Deemed dividend to preferred shareholders                                   (656,096)               -                -
         Dividend to preferred shareholders                                            (3,834)               -                -

See notes to consolidated financial statements.

HEALTH FITNESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

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

         Cash - The Company maintains cash balances at several financial institutions, and at times, such balances exceed insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

         Trade and Other Accounts Receivable - Trade and other accounts receivable represent amounts due from companies and individuals for services and products. The Company grants credit to customers in the ordinary course of business, but generally does not require collateral or any other security to support amounts due. Management performs ongoing credit evaluations of customers. The Company determines its allowance for discounts and doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivable are credited to the allowance. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers and their geographic dispersion.

         Property and Equipment - Property and equipment is stated at cost. Depreciation and amortization are computed using both straight-line and accelerated methods over the useful lives of the assets.

         Goodwill - Goodwill represents the excess of the purchase price and related costs over the fair value of net assets of businesses acquired. Prior to January 1, 2002 goodwill was amortized on a straight-line basis over 15 to 20 years. On January 1, 2002, the Company adopted Statement of Financial Standards, ("SFAS") No. 142 "Goodwill and Intangible Assets", and discontinued the amortization of goodwill (see note 8).

         The carrying value of goodwill is tested for impairment on an annual basis or when factors indicating impairment are present. Projected discounted cash flows are used in assessing these assets. Goodwill totaling $74,000 was written off during 2001 relating to the sale of a subsidiary (see note 2).

HEALTH FITNESS CORPORATION

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

         Intangible Assets - The Company's intangible assets include customer contracts, trademark, and deferred financing costs and are amortized on a straight-line basis. Customer contracts represent the fair value assigned to acquired management contracts and will be amortized over the remaining life of the contracts, approximately 25-35 months. Trademark represents the value assigned to an acquired trademark and is amortized over a period of five years. Deferred financing costs are amortized over the term of the related credit agreement. Amortization expense for intangible assets totaled $83,800, $238,000, and $157,500 for the twelve months ended December 31, 2003, 2002, and 2001.

         Expected future amortization of intangible assets is as follows:

Years ending December 31
------------------------
           2004                 $907,600
           2005                  850,000
           2006                  203,200
           2007                   98,300
           2008                   85,600

         Cash Held In Escrow - Cash held in escrow represents the funds remaining after payment of the purchase price for the Company's acquisition. Such funds will remain in escrow until all parties subject to the escrow agreement agree that all conditions related to the acquisition have been satisfied. At that time, any funds remaining in escrow will be used to pay down the Company's long-term obligations.

         Revenue Recognition - Revenue is recognized at the time the service is provided to the customer. For annual contracts, monthly amounts are recognized ratably over the term of the contract. Certain services provided to the customer may vary on a periodic basis and are invoiced to the customer in arrears. The revenues relating to theses services are estimated in the month that the service is performed. Accounts receivable related to estimated revenues were $610,139 and $451,100 at December 31, 2003 and 2002.

         Amounts received from customers in advance of providing the services of the contract are treated as deferred revenue and recognized when the services are provided. Accounts receivable relating to deferred revenue were $1,381,002 and $1,158,626 at December 31, 2003 and 2002.

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

         Comprehensive Income - The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is net earnings plus certain other items that are recorded directly to stockholders' equity. For the Company, comprehensive income represents net earnings adjusted for foreign currency translation adjustments. Comprehensive income is disclosed in the consolidated statement of stockholders' equity.

HEALTH FITNESS CORPORATION

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

         Net Earnings Per Common Share - Basic net earnings per common share is computed by dividing net earnings by the number of weighted average common shares outstanding. Diluted net earnings per common share is computed by dividing net earnings plus dividends to preferred shareholders by the number of weighted average common shares outstanding, and common share equivalents relating to stock options and stock warrants, when dilutive.

         Common stock options and warrants to purchase 491,000, 1,290,697 and 1,935,527 shares of common stock with weighted average exercise prices of $1.92, $1.88 and $2.25 were excluded from the 2003, 2002 and 2001 diluted computation because they are anti-dilutive.

         Stock-Based Compensation - The Company utilizes the intrinsic value method of accounting for its stock based employee compensation plans. All options granted had an exercise price equal to the market value of the underlying common stock on the date of grant and accordingly, no compensation cost is reflected in net earnings for the years ended December 31, 2003, 2002, and 2001. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-based Compensation", to its stock-based compensation plans.

                                                                 2003            2002           2001
                                                              -----------     -----------    -----------
Net earnings (loss) applicable to common
shareholders, basic and diluted                               $   (27,254)    $ 3,000,671    $ 1,806,001

Less: Compensation expense determined under the fair value
method, net of tax                                                (76,040)        (74,474)       (89,928)
                                                              -----------     -----------    -----------

Proforma net earnings, basic                                  $  (103,294)    $ 2,926,197    $ 1,716,073
                                                              ===========     ===========    ===========
Proforma net earnings, diluted                                $  (103,294)    $ 2,926,197    $ 1,716,073
                                                              ===========     ===========    ===========

Earnings per Share:
   Basic-as reported                                          $      0.00     $      0.24    $      0.15
                                                              ===========     ===========    ===========
   Basic-proforma                                             $     (0.01)    $      0.24    $      0.14
                                                              ===========     ===========    ===========

   Diluted-as reported                                        $      0.00     $      0.24    $      0.15
                                                              ===========     ===========    ===========
   Diluted-proforma                                           $     (0.01)    $      0.24    $      0.14
                                                              ===========     ===========    ===========

         The proforma information above should be read in conjunction with the related historical information.

         The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:

                                                   2003           2002            2001
                                               ------------   ------------     ------------
Dividend yield                                     None           None            None
Expected volatility                            88.4%-105.0%      105.0%          105.0%
Expected life of option                        1 to 4 years   1 to 4 years     1 to 5 years
Risk-free interest rate                         2.90%-3.27%       5.50%           5.50%
Weighted average fair value of options
   on grant date                                   $0.48          $0.33           $0.35

HEALTH FITNESS CORPORATION

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

         Fair Values of Financial Instruments - Due to their short-term nature, the carrying value of the Company's current financial assets and liabilities approximates their fair values. The fair value of long-term obligations, if recalculated based on current interest rates, would not significantly differ from the recorded amounts.

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

         Income Taxes - The Company records income taxes in accordance with the liability method of accounting. Deferred income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities and federal operating loss carryforwards. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment.

         Reclassifications - Certain 2002 and 2001 amounts have been reclassified to conform to the 2003 presentation. These reclassifications had no effect on net earnings or stockholders' equity as previously reported.

2.       SALE OF ASSETS

         On January 1, 2001, the Company sold the stock of a wholly owned subsidiary, David W. Pickering, Inc., a fitness club network provider. The Company received $425,000 and recorded a gain on sale of $228,613.

3.       PURCHASE OF ASSETS

         On December 8, 2003 (the "Effective Date"), the Company purchased the business assets of the Health & Fitness Services Business of Johnson & Johnson Health Care Systems Inc. (JJHCS) for $4,785,389. Assets acquired by the Company consist primarily of client contracts, proprietary wellness, lifestyle and health promotion programs, software, and other health and wellness services. As part of the transaction, the Company entered into a multi-year management contract with another subsidiary of Johnson & Johnson whereby the Company will manage more than 50 Johnson & Johnson affiliate fitness center sites. The Company also entered into a one-year agreement to use 660 square feet of office space of JJHCS for a fee of $1,500 per month.

         The acquisition has been accounted for using the purchase method of accounting. The fair market value of the assets acquired resulted in the following purchase price allocation:

Cash price paid for assets              $4,785,389
Acquisition costs incurred                 785,424
                                        ----------
      Total purchase price              $5,570,813
                                        ==========

HEALTH FITNESS CORPORATION

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

Purchase Price Allocation
-------------------------
Inventory                                    $   40,000
Property and equipment

                                                 34,000

Customer contracts                            1,730,000
Trademark                                       350,000
Excess of cost over assets acquired           3,416,813
                                             ----------
                                             $5,570,813
                                             ==========

         Up to $205,000 of additional purchase price may be paid to JJHCS as a result of additional contract assignments.

4.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at December 31:

                                                      Useful Life         2003              2002
                                                      -----------      ----------        ----------
Leasehold improvements                               Term of lease     $    4,127        $   37,612
Office equipment                                       3-7 years        1,034,365           960,262
Software                                                3 years           159,772           156,581
Health care equipment                                  1-5 years          383,906           366,017
                                                                       ----------        ----------
                                                                        1,582,170         1,520,472
Less accumulated depreciation and amortization                          1,404,953         1,344,266
                                                                       ----------        ----------

                                                                       $  177,217        $  176,206
                                                                       ==========        ==========

5.       FINANCING

         On August 22, 2003, the Company entered into a $7,500,000 Credit Agreement with Wells Fargo Bank, N.A. to provide the Company with acquisition financing and general working capital (the "Wells Loan"). The initial draw on the Wells Loan was in the amount of $1,255,204, which was used to refinance the revolving line of credit ("Merill Lynch Loan") the Company previously maintained with Merrill Lynch Business Financial Services, Inc. ("Merrill Lynch"). The Company repaid all amounts owed, and canceled the line of credit with Merrill Lynch, which accrued interest at the one-month LIBOR rate plus 2.35% (effective rate of 3.77% at December 31, 2002). On August 25, 2003, the Company made a draw of $2,250,000 on the Wells Loan, the proceeds of which the Company placed into escrow to fund a portion of the JJHCS asset purchase on the Effective Date.

         Future working capital advances from the Wells Loan will be based upon a percentage of the Company's eligible accounts receivable, less any amounts previously drawn. At the option of the Company, the Wells Loan bears interest at prime or the one-month LIBOR plus a margin of 2.25% to 2.75% based upon the Company's Senior Leverage Ratio. The availability of the Wells Loan will decrease $250,000 on the last day of each calendar quarter, beginning September 30, 2003, and will expire on June 30, 2007. Borrowings under the Wells Loan are collateralized by substantially all of the Company's assets. The Company is required to comply with certain monthly financial covenants, including a senior

HEALTH FITNESS CORPORATION

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

         cash flow leverage ratio, senior leverage ratio and current ratio. At December 31, 2003, the Company had $2,775,000 outstanding under the Wells Loan, and was in compliance with all of its financial covenants.

         On August 25, 2003, the Company entered into a $3,000,000 Securities Purchase Agreement with Bayview Capital Partners LP ("Bayview") to provide the Company with acquisition financing and general working capital (the "Bayview Investment"). The Bayview Investment was initially structured as a bridge note (the "Bridge Note"), the proceeds of which the Company placed into escrow to fund a portion of the JJHCS asset purchase on the Effective Date.

         On the Effective Date, the $3,000,000 Bridge Note issued to Bayview was converted into a $2,000,000 term note (the "Term Note"), $1,000,000 in Series A Convertible Preferred Stock (the "Preferred Stock") and a warrant to purchase common stock of the Company (the "Warrant") per the terms set forth in the August 25, 2003 Securities Purchase Agreement. The Term Note will bear interest at 12% per year, payable monthly, and will mature on the fifth anniversary of the Effective Date. The Term Note may be prepaid, in whole or in part, at any time, provided that the prepayment is accompanied by a premium ranging from 5% in year 1 to 1% in year 5. The Bayview Investment is secured by a subordinated security interest in substantially all of the Company's assets. The Company is required to comply with certain monthly financial covenants, including a senior cash flow leverage ratio, senior leverage ratio and current ratio. At December 31, 2003, the Company was in compliance with all of its financial covenants.

         The Preferred Stock was issued to Bayview at a price of $1.00 per share, resulting in 1,000,000 shares issued on the Effective Date. The Preferred Stock has a stated dividend rate of 6% per year, computed on a simple interest basis, paid in kind in the form of additional shares of Preferred Stock using a price of $1.00 per share ("PIK Dividends"). At the option of the holder, the Preferred Stock, including any PIK Dividends, may be converted, at any time and from time to time, into common stock of the Company at a price of $0.50 per share. In addition, Bayview may require redemption of the Preferred Stock and PIK Dividends upon a change of control or default (including default under the Term
         Note).

         The Warrant issued to Bayview on the Effective Date represents the right to purchase 1,210,320 shares of common stock, which represents 8% of the Company's common stock outstanding on a fully diluted basis at the Effective Date, excluding the common stock issuable to Bayview upon conversion of the Preferred Stock. The Warrant will be exercisable at any time for a period of ten years at an exercise price equal to $0.50 per share, and the shares obtainable upon exercise of the Warrant may be put to the Company at fair market value (net of the exercise price) upon a change of control or default.

         The investment proceeds received from Bayview were allocated based upon the relative fair value of each instrument, which resulted in the following allocation:

Value assigned to Preferred Stock                 $  783,904
Value assigned to Warrants                           648,288
Value assigned to Term Note                        1,567,808

         The $432,192 difference between the $2,000,000 face value of the Term Note and its assigned relative fair value will be amortized as interest expense over the 5-year term of the Term Note.

HEALTH FITNESS CORPORATION

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

         When Bayview made its commitment to invest in the Company on August 25, 2003, the fair value of the Company's common stock to be received upon conversion of the Preferred Stock was greater than the conversion price of the preferred stock, which resulted in a beneficial conversion feature. Accordingly, the Company calculated a $656,096 beneficial conversion feature which has been recorded as a deemed dividend in the statement of operations for the year ended December 31, 2003.

         Balances of long-term obligations as of December 31:

                                     2003           2002
                                 -----------     -----------
Merrill Lynch Loan               $         -     $   304,589
Wells Loan                         2,775,000               -
Bayview Term Note                  2,000,000               -
                                 -----------     -----------
                                   4,775,000         304,589
Discount on Bayview Term Note       (424,988)              -
                                 -----------     -----------
                                 $ 4,350,012     $   304,589
                                 ===========     ===========

         Balances on the Wells Loan and Bayview Term Note mature in June 2007 and August 2008, respectively.

6.       COMMITMENTS AND CONTINGENCIES

         Leases - The Company leases office space and equipment under operating leases. In addition to base rental payments, these leases require the Company to pay its proportionate share of real estate taxes, special assessments, and maintenance costs. Costs incurred under operating leases are recorded as rent expense and totaled approximately $162,000, $136,000 and $148,000 for the years ended December 31, 2003, 2002 and 2001.

         Minimum rent payments due under operating leases are as follows:

Years ending December 31:
   2004                                  $252,000
   2005                                   236,000
   2006                                   236,000
   2007                                   177,000
   2008                                    15,000
   Thereafter                                   -

         Legal Proceedings - The Company is involved in various claims and lawsuits incident to the operation of its business. The Company believes that the outcome of such claims will not have a material adverse effect on its financial condition, results of operation, or cash flows.

7.       BENEFIT PLAN

         The Company maintains a 401(k) plan whereby employees are eligible to participate in the plan providing they have attained the age of 18 and have completed one month of service. The plan was amended in December 2002 to allow participants to contribute up to 20% of their earnings effective April 1, 2003. Previously, participants were able to

HEALTH FITNESS CORPORATION

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

         contribute up to 15% of their earnings. The Company may make certain matching contributions which were approximately $140,000, $132,000 and $122,000 for the years ended December 31, 2003, 2002 and 2001.

8.       EQUITY

         Stock Options - The Company maintains a stock option plan for the benefit of certain eligible employees and directors of the Company and its subsidiaries. A total of 282,850 shares of common stock are reserved for additional grants of options under the plan at December 31, 2003. Generally, the options outstanding (1) are granted at prices equal to the market value of the stock on the date of grant, (2) vest over various terms and, (3) expire over a period of five or ten years from the date of grant.

         A summary of the stock option activity is as follows:

                                                            Weighted
                                          Number of          Average
                                           Shares         Exercise Price
                                           ------         --------------
Outstanding at January 1, 2001              968,905           $ 2.12
   Granted                                  412,000             0.66
   Forfeited                               (147,075)            2.83
                                          ---------           ------
Outstanding at December 31, 2001          1,233,830             1.54
   Granted                                  330,700             0.49
   Forfeited                               (142,230)            2.64
                                          ---------           ------
Outstanding at December 31, 2002          1,422,300             1.19
   Granted                                  496,300             0.80
   Exercised                                 (6,250)            0.39
   Forfeited                               (201,450)            2.88
                                          ---------           ------
Outstanding at December 31, 2003          1,710,900           $ 0.88
                                          =========           ======

                                                                 Weighted
                                              Number of           Average
                                                Shares        Exercise Price
                                                ------        --------------
Options exercisable at December 31:
  2003                                          947,575            $1.05
  2002                                          852,500            $1.67
  2001                                          799,663            $2.12

HEALTH FITNESS CORPORATION

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

         The following table summarizes information about stock options at December 31, 2003:

                                      Options Outstanding                        Options Exercisable
                        -----------------------------------------------       ------------------------
                                        Weighted Average       Weighted                       Weighted
                                            Remaining           Average                        Average
   Range of                Number       Contractual Life       Exercise         Number        Exercise
Exercise Prices         Outstanding         In Years             Price        Exercisable       Price
---------------         -----------     ----------------       --------       -----------     --------
 $0.30 - $0.39             495,600            3.57               $0.33          215,000        $0.30
  0.47 - .69               724,300            4.46                0.55          465,075         0.57
  0.95 - 1.25              291,000            6.62                1.17           67,500         1.04
  3.00                     200,000            3.36                3.00          200,000         3.00
                         ---------                                              -------

                         1,710,900            4.44               $0.88          947,575        $1.05
                         =========                                              =======

         Employee Stock Purchase Plan - The Company maintains an Employee Stock Purchase Plan which allows employees to purchase shares of the Company's common stock at 90% of the fair market value. On November 6, 2002 the Company amended the plan to increase the available shares by 300,000. A total of 700,000 shares of common stock are reserved for issuance under this plan, of which 351,815 shares are unissued and remain available for issuance at December 31, 2003. There were 53,423 and 32,411 shares issued under the plan during 2003 and 2002. The Company did not issue shares under the plan in 2001.

         Warrants - The Company has outstanding warrants to directors, selling agents, and consultants in consideration for services performed and in connection with the issuance of debt.

         In December 2003, a warrant to purchase 1,210,320 shares of common stock was issued to Bayview in connection with acquisition financing provided to the Company. The Warrant will be exercisable at any time for a period of ten years at an exercise price equal to $0.50 per share, and the shares obtainable upon exercise of the Warrant may be put to the Company at fair market value (net of the exercise price) upon a change of control or default.

         In December 2003, a warrant to purchase 100,000 shares of common stock was issued to Goldsmith, Agio, Helms Securities, Inc. for broker services provided to the Company in connection with the JJHCS acquisition (the "Goldsmith Warrant"). The Goldsmith Warrant will be exercisable at any time for a period of five years at an exercise price equal to $0.50 per share.

HEALTH FITNESS CORPORATION

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

         A summary of the stock warrants activity is as follows:

                                                            Exercise
                                         Number of           Price
                                           Shares          Per Share
                                           ------          ---------
Outstanding at January 1, 2001           1,617,497         0.30 - 4.00
  Forfeited                               (250,800)        2.19 - 3.00
                                         ---------
Outstanding at December 31, 2001         1,366,697         0.30 - 4.00
  Forfeited                               (750,000)        2.25
                                         ---------
Outstanding at December 31, 2002           616,697         0.30 - 4.00
  Granted                                1,310,320         0.50
  Forfeited                               (466,697)        1.00 - 4.00
                                         ---------
Outstanding at December 31, 2003         1,460,320         0.30 - 0.50
                                         =========

Warrants exercisable at December 31:
   2003                                  1,460,320       $ 0.30 - 0.50
   2002                                    616,697         0.30 - 4.00
   2001                                  1,366,697         0.30 - 4.00

9.       INCOME TAXES

         Income tax expense (benefit) consists of the following:

                               2003              2002              2001
                             ---------       -----------        ---------
Current                      $  78,760       $    (2,567)       $  71,015
Deferred                       449,776        (2,209,076)        (777,300)
                             ---------       -----------        ---------
                             $ 528,536       $(2,211,643)       $(706,285)
                             =========       ===========        =========

         A reconciliation between taxes computed at the expected federal income tax rate and the effective tax rate for the years ended December 31 is as follows:

                                                 2003            2002            2001
                                               ---------     -----------     -----------
Tax expense computed at statutory rates        $ 394,800     $   268,300     $   322,700
State tax benefit, net of federal effect          51,800          38,400          46,900
Nondeductible goodwill amortization                    -          10,200         156,600
Change in valuation allowance                          -      (2,501,200)     (1,237,300)
Adjustment to income tax provision accruals       76,000         (53,200)              -
Other                                              5,936          25,857           4,815
                                               ---------     -----------     -----------

                                               $ 528,536     $(2,211,643)    $  (706,285)
                                               =========     ===========     ===========

         At December 31, 2003, the Company had approximately $6,156,000 of federal operating loss carryforwards. The carryforwards expire through 2019. A portion of the operating loss carryforwards were used in 2003 to reduce federal taxes payable by approximately $440,000.

HEALTH FITNESS CORPORATION

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

         The components of deferred tax assets (liabilities) at December 31 consist of the following:

                                          2003              2002
                                      -----------       -----------
Current:
  Allowances                          $    52,400       $    33,400
  Accrued employee benefits               141,900            98,200
  Self funded insurance                         -            79,900
  Tax loss carryforwards                  656,000           520,000
                                      -----------       -----------
  Net current asset                       850,300           731,500
Noncurrent:
  Depreciation and amortization            31,900              (500)
  Tax loss carryforwards                1,608,400         2,225,276
  Other                                    46,001            30,100
                                      -----------       -----------
       Net non-current asset            1,686,301         2,254,876
                                      -----------       -----------

Net deferred tax asset                  2,536,601         2,986,376
Less valuation allowance                        -                 -
                                      -----------       -----------

                                      $ 2,536,601       $ 2,986,376
                                      ===========       ===========

10.      ACCOUNTING PRONOUNCEMENTS

         ADOPTION OF ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 2002 the Company adopted SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Intangible Assets,". SFAS 141 eliminates the pooling-of-interest method of accounting for business combinations and requires intangible assets acquired in business combinations to be recorded separately from goodwill. The adoption of SFAS 141 did not affect the Company's consolidated financial position or statement of earnings. SFAS 142 eliminates the amortization of goodwill and other intangible assets with indefinite lives and requires that these assets be tested for impairment annually or whenever an impairment indicator arises using a two step impairment test outlined in SFAS 142. Effective January 1, 2002, the Company discontinued the amortization of goodwill.

         The Company completed its transitional goodwill impairment test at June 30, 2002 and determined that no potential impairment exists. The Company elected to complete the annual impairment test of goodwill on December 31 each year and determined that its goodwill relates to one reporting unit for purposes of impairment testing. The Company determined that there was no impairment of goodwill at December 31, 2003 and 2002.

         The pro forma effect of adopting SFAS 142 on net earnings and net earnings per share for the years ended December 31, 2001 is as follows:

                                                                           2001
                                                                        ----------
Net earnings applicable to common shareholders, as reported             $1,806,001
Goodwill amortization                                                      400,661
                                                                        ----------
Adjusted net earnings applicable to common shareholders                 $2,206,662
                                                                        ==========

HEALTH FITNESS CORPORATION

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

Basic net earnings per share:
     Net earnings applicable to common shareholders, as reported               $0.15
     Goodwill amortization                                                      0.03
                                                                               -----
     Adjusted net earnings applicable to common shareholders                   $0.18
                                                                               =====

Diluted net earnings per share:
     Net earnings applicable to common shareholders, as reported               $0.15
     Goodwill amortization                                                      0.03
                                                                               -----
     Adjusted net earnings applicable to common shareholders                   $0.18
                                                                               =====

         Effective for the year ended December 31, 2002 the Company adopted SFAS 148, Accounting for Stock-based Compensation-Transition and Disclosure. SFAS 148 amends the disclosure and certain transition provisions of statement 123, Accounting for Stock-Based Compensation. The disclosure requirements of this pronouncement are included in the financial statements for the year ended December 31, 2003.

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

HEALTH FITNESS CORPORATION

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

         beginning after June 15, 2003. Adoption of Statement 150 is not anticipated to have an impact on the Company's financial position or results of operations.

11.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                             Quarter ended
                                                      ------------------------------------------------------------
                                                        March 31,       June 30,      September 30,   December 31,
                                                      ------------    ------------    ------------    ------------
2003
   Revenue                                            $  7,518,205    $  7,732,626    $  7,445,094    $  8,782,897
   Gross profit                                          1,654,399       1,581,142       1,465,768       1,833,888
   Net earnings applicable to common shareholders          267,980         217,333          87,786        (600,353)

   Net earnings per share
     Basic                                            $       0.02    $       0.02    $       0.01    $      (0.05)
     Diluted                                                  0.02            0.02            0.01           (0.05)

   Weighted average common shares outstanding
       Basic                                            12,308,321      12,322,908      12,341,284      12,356,315
       Diluted                                          12,404,312      12,467,821      12,743,441      13,356,315

                                                                             Quarter ended
                                                      ------------------------------------------------------------
                                                        March 31,       June 30,      September 30,   December 31,
                                                      ------------    ------------    ------------    ------------
2002
   Revenue                                            $  6,687,394    $  6,686,808    $  6,934,758    $  7,556,037
   Gross profit                                          1,474,291       1,453,537       1,420,449       1,578,335
   Net earnings                                            787,321         771,188         777,465         664,697

   Net earnings per share
     Basic                                            $       0.06    $       0.06    $       0.06    $       0.05
     Diluted                                                  0.06            0.06            0.06            0.05

   Weighted average common shares outstanding
       Basic                                            12,265,250      12,265,250      12,289,558      12,297,661
       Diluted                                          12,396,891      12,486,488      12,413,530      12,400,022

                                                                             Quarter ended
                                                      ------------------------------------------------------------
                                                        March 31,       June 30,      September 30,   December 31,
                                                      ------------    ------------    ------------    ------------
2001
   Revenue                                            $  6,426,456    $  6,578,716    $  6,356,489    $  6,548,317
   Gross profit                                          1,366,985       1,487,600       1,519,422       1,430,832
   Net earnings                                            457,458         222,178         182,876         943,489

   Net earnings per share
     Basic                                            $       0.04    $       0.02    $       0.01    $       0.08
     Diluted                                                  0.04            0.02            0.01            0.08

   Weighted average common shares outstanding
       Basic                                            12,165,250      12,165,250      12,264,163      12,265,250
       Diluted                                          12,690,417      12,711,750      12,503,377      12,429,049

HEALTH FITNESS CORPORATION

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

12.      SUBSEQUENT EVENT

         In February 2003, the Company paid $142,411 of additional purchase price to Johnson & Johnson Healthcare Systems Inc for the acquisition of its Health & Fitness Services Business. The additional purchase price was paid as a result of two fitness center management contracts that assigned to the Company subsequent to the close of the acquisition. The entire amount will be recorded to goodwill in 2004.

HEALTH FITNESS CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                           Balance at      Charged to       Charged to                         Balance
                                            Beginning      Costs and      Other accounts     Deductions        at End
    Description                            of Period        Expenses         Describe         Describe        of Period
----------------------------               ---------       ----------     --------------     ----------       ---------
   Trade and other accounts
     receivable allowances:

Year ended December 31, 2003               $  88,900       $  61,500               -         $ (19,400)(a)    $ 131,000

Year ended December 31, 2002                  84,700           5,400               -            (1,200)(a)       88,900

Year ended December 31, 2001                 262,600         (28,000)              -          (149,900)(a)       84,700

(a)      Accounts receivable written off as uncollectible

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The names, ages and positions of the Company's executive officers are as follows:

       Name                    Age                           Position
Jerry V. Noyce                 59       President, Chief Executive Officer and Director
Wesley W. Winnekins            42       Chief Financial Officer and Treasurer
James A. Narum                 47       Senior Vice President-Corporate Business Development
Jeanne C. Crawford             46       Vice President-Human Resources and Secretary

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

         James A. Narum has been the Company's National Vice President of Account Services since December 2003, Senior Vice President-Corporate Business Development from December 2001 to December 2003, and served as Corporate Vice President of Operations-Corporate Health and Fitness Division from November 2000 to December 2001. From 1995 until November 2000, Mr. Narum was responsible for national operations in the Company's Corporate Health and Fitness Division. From 1983 to 1995, Mr. Narum was responsible for regional operations, sales, consulting, and client account management for Fitness Systems Inc., a provider of fitness center management services the Company acquired in 1995.

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

         The information required by Item 10 relating to directors and compliance with Section 16 of the Exchange Act is incorporated herein by reference to the sections entitled "Election of Directors", "Code of Ethics" and "Section 16(a) Beneficial Ownership Reporting Compliance" which appear in the Company's definitive proxy statement for its 2004 Annual Meeting.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated herein by reference to the section entitled "Executive Compensation" which appears in the Company's definitive proxy statement for its 2004 Annual Meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information required by Item 12 is incorporated herein by reference to the section entitled "Principal Shareholders and Management Shareholdings" which appears in the Company's definitive proxy statement for its 2004 Annual Meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated herein by reference to the section entitled "Certain Transactions" which appears in the Company's definitive proxy statement for its 2004 Annual Meeting.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the section entitled "Audit Fees", which appears in our definitive proxy statement for our 2004 Annual Meeting.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      Documents filed as part of this report.

                  (1) Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

                           Report of Grant Thornton LLP on Consolidated
                           Financial Statements and Financial Statement Schedule as of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003

                           Consolidated Balance Sheets as of December 31, 2003 and 2002

                           Consolidated Statements of Earnings for each of the three years in the period ended December 31, 2003

                           Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 2003

                           Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2003

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

         (b)      Reports on Form 8-K

                  A Form 8-K dated November 11, 2003 was filed on November 13, 2003 to report that a press release had been issued to announce the Company's financial results for the third quarter ending September 30, 2003.

                  A Form 8-K dated and filed on December 8, 2003 to report that a press release had been issued to announce the Company had completed its purchase of the business assets of the Health & Fitness Services Division of Johnson & Johnson Health Care Systems Inc. pursuant to an Asset Purchase Agreement for $4,785,389.

                                   SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2004                       HEALTH FITNESS CORPORATION

                                       By          /s/ Jerry Noyce.
                                         --------------------------------------
                                            Jerry Noyce
                                            Chief Executive Officer
                                            (Principal Executive Officer)

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

          Signature                                                                           Date
          ---------                                                                           ----
    /s/ Jerry Noyce                    Chief Executive Officer and Director
------------------------------         (principal executive officer)                     March 30, 2004
    Jerry Noyce

    /s/ Wesley Winnekins               Chief Financial Officer
------------------------------         (principal financial and accounting officer)      March 30, 2004
    Wesley Winnekins

    /s/ James A. Bernards
------------------------------
    James A. Bernards                  Director                                          March 30, 2004

    /s/ K. James Ehlen, MD
------------------------------
    K. James Ehlen, MD                 Director                                          March 30, 2004

    /s/ John C. Penn
------------------------------
    John C. Penn                       Director                                          March 30, 2004

    /s/ Mark W. Sheffert
------------------------------
    Mark W. Sheffert                   Director                                          March 30, 2004

    /s/ Linda Hall Whitman
------------------------------
    Linda Hall Whitman                 Director                                          March 30, 2004

    /s/ Rodney A. Young
------------------------------
    Rodney A. Young                    Director                                          March 30, 2004

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

    *10.6         Employment agreement dated November 30, 2000 between Company and Jerry V.
                  Noyce-incorporated by reference to the Company's Form 10-K for the year ended December 31, 2000.

    *10.7         Employment agreement dated April 21, 1995 between the Company and James A.
                  Narum, as amended October 19, 1999, November 2, 2000 and March 25,
                  2003-incorporated by reference to the Company's Form 10-K for the year ended December 31, 2002.

    *10.8         Employment agreement dated February 9, 2001 between Company and Wesley W.
                  Winnekins-incorporated by reference to the Company's Form 10K for the year ended December 31, 2000.

    *10.9         Employment agreement dated March 1, 2003 between Company and Jeanne
                  Crawford-incorporated by reference to the Company's Form 10-K for the year ended December 31, 2002.

Exhibit No.       Description
-----------       -----------
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

    10.12         Credit Agreement, dated August 22, 2003, between the Company and Wells
                  Fargo Bank, National Association - incorporated by reference to the
                  Company's Quarterly Report on form 10-QSB for the quarter ended September
                  30, 2003

    10.13         Securities Purchase Agreement, dated August 25, 2003, between the Company and certain of its subsidiaries, on the one hand, and Bayview Capital
                  Partners LP, on the other hand - incorporated by reference to the Company's
                  Quarterly Report on form 10-QSB for the quarter ended September 30, 2003

    10.14         Asset Purchase Agreement, dated August 25, 2003, between the Company and
                  Johnson & Johnson Health Care Systems Inc. - incorporated by reference to the Company's Quarterly Report on form 10-QSB for the quarter ended
                  September 30, 2003

    10.15         Third Amendment, dated August 25, 2003, to Standard Office Lease Agreement dated as of June 13, 1996, between the Company and NEOC Holdings LLC -
                  incorporated by reference to the Company's Quarterly Report on form 10-QSB for the quarter ended September 30, 2003

   **11.0         Statement re: Computation of Earnings per Share

   **21.1         Subsidiaries

   **23.1         Consent of Grant Thornton LLP

   **31.1         Certification of Chief Executive Officer Pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002

   **31.2         Certification of Chief Financial Officer Pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002

   **32.1         Certification of Chief Executive Officer Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002

   **32.2         Certification of Chief Financial Officer Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002

---------------------

* Indicates management contract or compensatory plan or arrangement

**Filed herewith