Form 10-Q
period 2004-03-31
HEALTH FITNESS CORP /MN/
filed 2004-05-17
CIK 886432

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________

Commission file number: 0-25064

                           HEALTH FITNESS CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

Minnesota                                                                                                              41-1580506
---------------------------------------------------------------------------------------------------------------------------------
(State of incorporation or organization)                                                     (I.R.S. Employer Identification No.)

3600 American Boulevard W., Suite 560, Bloomington, Minnesota                                                               55431
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

         The number of shares outstanding of each of the registrant's classes of capital stock, as of May 3, 2004 was:

Common Stock, $0.01 par value, 12,461,995 shares

                           HEALTH FITNESS CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS
                                TABLE OF CONTENTS

                                                                               PAGE
PART I.       FINANCIAL INFORMATION

        Item 1. Consolidated Financial Statements (unaudited)

                Consolidated Balance Sheets as of March 31, 2004 and             2
                December 31, 2003

                Consolidated Statements of Earnings for the three-               3
                months ended March 31, 2004 and 2003

                Consolidated Statements of Cash Flows for the three              4
                months ended March 31, 2004 and 2003

                Notes to Consolidated Financial Statements                       5

     Item 2.    Management's Discussion and Analysis of Financial Condition     11
                and Results of Operations

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk      14

     Item 4.    Controls and Procedures                                         14

PART II.        OTHER INFORMATION                                               15

     Item 1.    Legal Proceedings

     Items 2-5. Not Applicable

     Item 6.    Exhibits and reports on Form 8-K

     Signatures                                                                 16

     Exhibit Index                                                              17

HEALTH FITNESS CORPORATION
CONSOLIDATED BALANCE SHEETS


                                                                                      (Unaudited)
                                                                                        March 31,         December 31,
                                                                                          2004                2003
                                                                                   -----------------     --------------
ASSETS

CURRENT ASSETS
    Cash                                                                           $          907,64     $      281,294
    Trade and other accounts receivable, less allowances of $141,000 and
       $131,000                                                                            8,162,549          5,218,224
    Prepaid expenses and other                                                               270,810            187,347
    Deferred tax assets                                                                      850,300            850,300
                                                                                   -----------------     --------------
           Total current assets                                                           10,191,305          6,537,165

PROPERTY AND EQUIPMENT, net                                                                  192,734            177,217

OTHER ASSETS
    Goodwill                                                                               8,915,280          8,725,574
    Customer contracts, less accumulated amortization of $269,400 and                      1,460,555          1,662,639
       $67,400
    Trademark, less accumulated amortization of $23,300 and $5,800                           326,666            344,166
    Other intangible assets, less accumulated amortization of $11,700 and                    131,051            138,582
       $4,200
    Cash held in escrow                                                                      473,103            471,999
    Deferred tax assets                                                                    1,509,033          1,686,301
    Other                                                                                     63,467             64,458
                                                                                   -----------------     --------------
                                                                                   $      23,263,194     $   19,808,101
                                                                                   =================     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Trade accounts payable                                                         $         462,781     $      569,730
    Accrued salaries, wages, and payroll taxes                                             2,434,589          1,607,157
    Other accrued liabilities                                                                521,837            450,255
    Accrued self funded insurance                                                            588,025            228,084
    Deferred revenue                                                                       1,474,686          1,427,057
                                                                                   -----------------     --------------
           Total current liabilities                                                       5,481,918          4,282,283

LONG-TERM OBLIGATIONS                                                                      6,220,759          4,350,012

COMMITMENTS AND CONTINGENCIES                                                                      -                  -

CUMMULATIVE CONVERTIBLE PREFERRED STOCK, 5,000,000 shares authorized,
    1,018,833 and 1,003,833 issued and outstanding                                         1,458,833          1,443,833

STOCKHOLDERS' EQUITY
    Common stock, $0.01 par value; 25,000,000 shares authorized;
       12,438,245 and 12,357,334 shares issued and outstanding                               124,382            123,573
    Additional paid-in capital                                                            17,705,004         17,671,536
    Accumulated comprehensive income                                                           4,434              5,707
    Accumulated deficit                                                                   (7,732,136)        (8,068,843)
                                                                                   -----------------     --------------
                                                                                          10,101,684          9,731,973
                                                                                   -----------------     --------------
                                                                                   $      23,263,194     $   19,808,101
                                                                                   =================     ==============

See notes to consolidated financial statements.

HEALTH FITNESS CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS

                                                                                                  (Unaudited)
                                                                                             Three Months Ended
                                                                                                   March 31,
                                                                                       -----------------------------
                                                                                            2004             2003
                                                                                       ------------     ------------
REVENUE                                                                                $ 12,666,374     $  7,518,205

COSTS OF REVENUE                                                                          9,579,437        5,863,806
                                                                                       ------------     ------------
GROSS PROFIT                                                                              3,086,937        1,654,399

OPERATING EXPENSES
    Salaries                                                                              1,342,709          783,542
    Other selling, general and administrative                                               830,106          409,314
    Amortization of acquired intangible assets                                              219,584                -
                                                                                       ------------     ------------
           Total operating expenses                                                       2,392,399        1,192,856
                                                                                       ------------     ------------

OPERATING INCOME                                                                            694,538          461,543

OTHER INCOME (EXPENSE)
    Interest expense                                                                       (134,252)         (10,505)
    Other, net                                                                                  921           (1,028)
                                                                                       ------------     ------------

EARNINGS BEFORE INCOME TAX EXPENSE                                                          561,207          450,010

INCOME TAX EXPENSE                                                                          209,500          182,030
                                                                                       ------------     ------------

NET EARNINGS                                                                                351,707          267,980

    Dividend to preferred shareholders                                                       15,000                -
                                                                                       ------------     ------------

NET EARNINGS APPLICABLE TO COMMON SHAREHOLDERS                                         $    336,707     $    267,980
                                                                                       ============     ============

NET EARNINGS PER COMMON SHARE:
    Basic                                                                              $       0.03     $       0.02
    Diluted                                                                                    0.02             0.02

WEIGHTED AVERAGE COMMON SHARES  OUTSTANDING
    Basic                                                                                12,409,619       12,308,321
    Diluted                                                                              16,038,913       12,404,312

See notes to consolidated financial statements

HEALTH FITNESS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        (Unaudited)
                                                                                     Three Months Ended
                                                                                          March 31,
                                                                              --------------------------------
                                                                                  2004               2003
                                                                              ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                               $   351,707         $   267,980
   Adjustments to reconcile net earnings to net cash used in operating activities, net of acquired assets:
       Depreciation                                                                24,170              18,270
       Amortization                                                               248,724                   -
       Deferred taxes                                                             177,268             153,004
       Change in assets and liabilities:
         Trade and other accounts receivable                                   (2,944,325)           (256,246)
         Prepaid expenses and other                                               (83,463)            (21,063)
         Other assets                                                                (113)           (123,556)
         Trade accounts payable                                                  (108,222)           (130,469)
         Accrued liabilities and other                                          1,258,955             131,851
         Deferred revenue                                                          47,629            (162,389)
                                                                              -----------         -----------
                Net cash used in operating activities                          (1,027,670)           (122,618)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                            (39,687)            (26,490)
   Acquisition of business                                                       (189,706)                  -
                                                                              -----------         -----------
                Net cash used in investing activities                            (229,393)            (26,490)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under long-term obligations                                       2,450,000             811,940
   Repayments of long-term obligations                                           (600,862)           (679,000)
   Proceeds from the issuance of common stock                                      13,277              11,360
   Proceeds from the exercise of stock options                                     21,000                   -
                                                                              -----------         -----------
                Net cash provided by financing activities                       1,883,415             144,300
                                                                              -----------         -----------
NET INCREASE (DECREASE) IN CASH                                                   626,352              (4,808)

CASH AT BEGINNING OF PERIOD                                                       281,294              91,658
                                                                              -----------         -----------
CASH AT END OF PERIOD                                                         $   907,646         $    86,850
                                                                              ===========         ===========

See notes to consolidated financial statements.

                           HEALTH FITNESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They should be read in conjunction with the annual financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, the interim consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the results for interim periods presented. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the operating results for the year ended December 31, 2004.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business - Health Fitness Corporation and its wholly owned subsidiaries (the "Company") provide fitness and wellness management services and programs to corporations, hospitals, communities and universities located in the United States and Canada. Fitness and wellness management services include the development, marketing and management of corporate, hospital, community and university-based fitness centers, injury prevention and work-injury management consulting, and on-site physical therapy. Programs include wellness and health programs for individual customers, including health risk assessments, nutrition and weight loss programs, smoking cessation, massage therapy, back care and ergonomic injury prevention.

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

Property and Equipment - Property and equipment is stated at cost. Depreciation and amortization are computed using both straight-line for book purposes and accelerated methods for tax purposes over the useful lives of the assets.

Goodwill - Goodwill represents the excess of the purchase price and related costs over the fair value of net assets of businesses acquired. The carrying value of goodwill is not amortized, but is tested for impairment on an annual basis or when factors indicating impairment are present. Projected discounted cash flows are used in assessing these assets.

Intangible Assets - The Company's intangible assets include customer contracts, trademark, and deferred financing costs and are amortized on a straight-line basis. Customer contracts represent the fair value assigned to acquired management contracts and are amortized over the remaining life of the contracts, approximately 25-35 months. Trademark represents the value assigned to an acquired trademark and is amortized over a period of five years. Deferred financing costs are amortized over the term of the related credit agreement.

Cash Held In Escrow - Cash held in escrow represents the funds remaining after payment of the purchase price for the Company's acquisition (see Note 3). Such funds will remain in escrow until all parties subject to the escrow agreement agree that all conditions related to the acquisition have been satisfied. At that time, any funds remaining in escrow will be used to pay down the Company's long-term obligations.

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

Comprehensive Income - Comprehensive income represents net earnings adjusted for foreign currency translation adjustments. Comprehensive income is disclosed in the consolidated statement of stockholders' equity.

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

NOTE 3. PURCHASE OF ASSETS

On December 8, 2003 (the "Effective Date"), the Company purchased the business assets of the Health & Fitness Services Business of Johnson & Johnson Health Care Systems Inc. ("JJHCS"). Assets acquired by the Company consist primarily of client contracts, proprietary wellness, lifestyle and health promotion programs, software, and other health and wellness services. As part of the transaction, the Company entered into a multi-year management contract with another subsidiary of Johnson & Johnson whereby the Company will manage more than 50 Johnson & Johnson affiliate fitness center sites. The Company also entered into a one-year agreement to use 660 square feet of office space of JJHCS for a fee of $1,500 per month.

The acquisition has been accounted for using the purchase method of accounting. The fair market value of the assets acquired resulted in the following purchase price allocation:

Cash price paid for assets                            $4,927,500
Acquisition costs incurred                               833,019
                                                      ----------
      Total purchase price                            $5,760,519
                                                      ==========

Purchase Price Allocation
Inventory                                             $   40,000
Property and equipment                                    34,000
Customer contracts                                     1,730,000
Trademark                                                350,000
Excess of cost over assets acquired                    3,606,519
                                                      ----------
                                                      $5,760,519
                                                      ==========

During the three months ended March 31, 2004, an additional $142,111 was paid to JJHCS for two contract assignments. The Company also incurred an additional $47,595 of acquisition related costs. These payments were recorded entirely to goodwill.

NOTE 4. FINANCING

On August 22, 2003, the Company entered into a $7,500,000 Credit Agreement with Wells Fargo Bank, N.A. ("Wells Fargo") to provide the Company with acquisition financing and general working capital (the "Wells Loan"). The initial draw on the Wells Loan totaled $1,255,204, which was used to refinance the revolving line of credit ("Merrill Lynch Loan") the Company previously maintained with Merrill Lynch Business Financial Services, Inc. ("Merrill Lynch"). The Company repaid all amounts owed to Merrill Lynch and canceled the line of credit, which accrued interest at the one-month LIBOR rate plus 2.35% (effective rate of 3.77% at December 31, 2002). On August 25, 2003, the Company made a draw of $2,250,000 on the Wells Loan, the proceeds of which were placed into escrow to fund a portion of the JJHCS asset purchase.

Working capital advances from the Wells Loan are based upon a percentage of the Company's eligible accounts receivable, less any amounts previously drawn. At the option of the Company, the Wells Loan bears interest at prime or the one-month LIBOR plus a margin of 2.25% to 2.75% based upon the Company's Senior Leverage Ratio (effective rate of 4% at March 31, 2004 and December 31, 2003). The availability of the Wells Loan will decrease $250,000 on the last day of each calendar quarter, beginning September 30, 2003, and will expire on June 30, 2007. Availability of the Wells Loan totaled $6,750,000 and $7,000,000 at March 31, 2004 and December 31, 2003. Borrowings under the Wells Loan are collateralized by substantially all of the Company's assets. The Company is required to comply with certain monthly financial covenants, including a senior cash flow leverage ratio, senior leverage ratio and current ratio. At March 31, 2004, the Company had $4,624,138 outstanding under the Wells Loan. Beginning on January 31, 2004 and continuing throughout the remainder of the period ending March 31, 2004, the Company was not in compliance with certain covenants relating to the

Wells Loan. On May 14, 2004, Wells Fargo agreed to waive the noncompliance and amend the loan covenants, effective as of January 31, 2004. The Company believes that the new loan covenants are more appropriate after taking into consideration the Company's actual financial position following the acquisition of the business assets of JJHCS. Wells Fargo was made aware of the noncompliance shortly after January 31, 2004 and agreed to continue making capital advances available to the Company throughout the period as new loan covenants were negotiated. Therefore, the noncompliance had no impact on the Company's liquidity, capital resources or results of operations.

On August 25, 2003, the Company entered into a $3,000,000 Securities Purchase Agreement with Bayview Capital Partners LP ("Bayview") to provide the Company with acquisition financing and general working capital (the "Bayview Investment"). The Bayview Investment was initially structured as a bridge note (the "Bridge Note"), the proceeds of which were placed into escrow to fund a portion of the JJHCS asset purchase.

On December 8, 2003 (the "Effective Date"), the $3,000,000 Bridge Note issued to Bayview was converted into a $2,000,000 term note (the "Term Note"), $1,000,000 in Series A Convertible Preferred Stock, 0.01 par value (the "Preferred Stock") and a warrant to purchase common stock of the Company (the "Warrant") per the terms set forth in the August 25, 2003 Securities Purchase Agreement. The Term Note bears interest at 12% per year, payable monthly, and will mature on the fifth anniversary of the Effective Date. The Term Note may be prepaid, in whole or in part, at any time, provided that the prepayment is accompanied by a premium ranging from 5% in year 1 to 1% in year 5. The Bayview Investment is secured by a subordinated security interest in substantially all of the Company's assets. The Bayview Investment contained identical financial covenants to those in the Wells Loan described above, and on May 14, 2004 Bayview agreed to join with Wells Fargo in waiving this noncompliance and amending the covenants. The noncompliance with these financial covenants had no impact on the Company's liquidity, capital resources or results of operations, and the Company believes the amended covenants are more appropriate after taking into consideration the Company's actual financial position following the acquisition of the business assets of JJHCS.

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

The Warrant issued to Bayview on the Effective Date represents the right to purchase 1,210,320 shares of common stock, which represented 8% of the Company's outstanding common stock on a fully diluted basis at the Effective Date, excluding the common stock issuable to Bayview upon conversion of the Preferred Stock. The Warrant is exercisable at any time for a period of 10 years at an exercise price equal to $0.50 per share, and the shares obtainable upon exercise of the Warrant may be put to the Company at fair market value (net of the exercise price) upon a change of control or default.

The investment proceeds received from Bayview were allocated based upon the relative fair value of each instrument, which resulted in the following allocation:

Value assigned to Preferred Stock                 $  783,904
Value assigned to Warrants                           648,288
Value assigned to Term Note                        1,567,808
                                                  ----------
                                                  $3,000,000
                                                  ==========

The $432,192 difference between the $2,000,000 face value of the Term Note and its assigned relative fair value is being amortized as interest expense over the 5-year term of the Term Note. Balances of long-term obligations are as follows:

                                                   March 31,     December 31,
                                                     2004           2003
                                                -------------    -------------
Wells Loan                                      $  4,624,138     $  2,775,000
Bayview Term Note                                  2,000,000        2,000,000
                                                ------------     ------------
                                                   6,624,138        4,775,000
Discount on Bayview Term Note                       (403,379)        (424,988)
                                                ------------     ------------
                                                $  6,220,759     $  4,350,012
                                                ============     ============

Outstanding principal balances on the Wells Loan and Bayview Term Note mature in June 2007 and August 2008, respectively.

NOTE 5. STOCK-BASED COMPENSATION

The Company utilizes the intrinsic value method of accounting for its stock based employee compensation plans. All options granted had an exercise price equal to the market value of the underlying common stock on the date of grant and accordingly, no compensation cost is reflected in net earnings for the three months ended March 31, 2004 and 2003. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value method of accounting for stock options:

                                                                                        Three Months ended
                                                                                             March 31,
                                                                                    ---------------------------
                                                                                       2004             2003
                                                                                    ----------       ----------
Net earnings applicable to common shareholders - basic                              $ 336,707        $ 267,980
Add:  Dividends to preferred shareholders                                              15,000               --
                                                                                    ---------        ---------
Net earnings - diluted                                                                351,707          267,980
                                                                                    ---------        ---------

Less: Compensation expense determined under the fair value method, net of tax         (23,621)         (12,170)
                                                                                    ---------        ---------

Proforma net earnings - basic                                                         313,086          255,810
                                                                                    =========        =========

Proforma net earnings - diluted                                                       328,086          255,810
                                                                                    =========        =========
Earnings per Share:
   Basic-as reported                                                                $    0.03        $    0.02
                                                                                    =========        =========
   Basic-proforma                                                                   $    0.03        $    0.02
                                                                                    =========        =========

   Diluted-as reported                                                              $    0.02        $    0.02
                                                                                    =========        =========
   Diluted-proforma                                                                 $    0.02        $    0.02
                                                                                    =========        =========

The proforma information above should be read in conjunction with the related historical information.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:

                                                            2004               2003
                                                           -------            -------
Dividend yield                                               None              None
Expected volatility                                         88.43%              90%
Expected life of option                                    4 years            4 years
Risk-free interest rate                                     3.27%              2.9%
Weighted average fair value of options on grant date        $1.34              $0.26

NOTE 6. INCOME TAXES

Deferred income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities and federal operating loss carryforwards. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment. Income taxes are calculated based on management's estimate of the Company's effective tax rate, which takes into consideration a federal tax rate of 34% and a state tax rate of 6%.

NOTE 7. STOCK OPTIONS

The Company maintains a stock option plan for the benefit of certain eligible employees and directors of the Company. A total of 149,000 shares of common stock are reserved for additional grants of options under the plan at March 31, 2004. Generally, the options outstanding (1) are granted at prices equal to the market value of the stock on the date of grant, (2) vest over various terms and,
(3) expire over a period of five or ten years from the date of grant.

A summary of stock option activity for the quarter ended March 31, 2004 is as follows:

                                                                          Weighted
                                                    Number of              Average
                                                      Shares           Exercise Price
                                                  --------------       --------------
Outstanding at December 31, 2003                     1,710,900            $0.88
  Granted                                              165,100             2.07
  Exercised                                            (59,750)            0.53
  Forfeited                                            (31,250)            0.44
                                                  ------------            -----
Outstanding at March 31, 2004                        1,785,000            $1.01
                                                  ============            =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL. Health Fitness Corporation and its wholly owned subsidiaries (the "Company"), provide fitness and wellness management services and programs to corporations, hospitals, communities and universities located in the United States and Canada. Fitness and wellness management services include the development, marketing and management of corporate, hospital, community and university-based fitness centers, injury prevention and work-injury management consulting, and on-site physical therapy and occupational health services. Programs include wellness and health programs for individual customers, including health risk assessments, nutrition and weight loss programs, smoking cessation, massage therapy, back care and ergonomic injury prevention.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2004 COMPARED TO THE QUARTER ENDED MARCH 31, 2003.

REVENUE. Revenues increased $5,148,000 or 68.5% to $12,666,000 for the three months ended March 31, 2004, from $7,518,000 for the three months ended March 31, 2003. This increase is primarily attributed to the acquisition of the business assets of the Health & Fitness Services Business of Johnson & Johnson Health Care Systems Inc. ("JJHCS"), which acquired business contributed revenue of $5,113,000.

GROSS PROFIT. Gross profit increased $1,433,000 or 86.6% to $3,087,000 for the three months ended March 31, 2004, from $1,654,000 for the three months ended March 31, 2003. This increase is primarily attributed to the acquisition of JJHCS. In addition, the JJHCS acquisition improved gross profit as a percent of revenue, increasing to 24.4% for the three months ended March 31, 2004 compared to 22.0% for the three months ended March 31, 2003.

OPERATING EXPENSES AND OPERATING INCOME. Operating expenses increased $1,199,000 to $2,392,000 for the three months ended March 31, 2004 from $1,193,000 for the three months ended March 31, 2003. Of this increase, $219,000 represents a non-cash expense related to the amortization of acquired intangible assets. The remaining increase of $980,000 represents the cost of salaries, benefits and other expenses of the management team of JJHCS.

OTHER INCOME AND EXPENSE. Interest expense increased $123,000 to $134,000 for the three months ended March 31, 2004, compared to $11,000 for the same period in 2003. This increase is due to debt facilities the company secured to finance the JJHCS acquisition and to provide working capital for the combined company. The Company's cost of borrowed funds increased to 6.6% for the first quarter of 2004 from 3.8% for the first quarter of 2003.

INCOME TAXES. Income tax expense increased $27,000 to $209,000 for the three months ended March 31, 2004 compared to $182,000 for the same period in 2003. The increase is primarily due to the increase in operating profit.

DIVIDENDS TO PREFERRED SHAREHOLDERS. To finance the Company's acquisition of the JJHCS, the Company sold $1,000,000 in Series A Convertible Preferred Stock (the "Preferred Stock") to Bayview Capital Partners LP ("Bayview"). The Preferred Stock was issued to Bayview at a price of $1.00 per share, resulting in the issuance of 1,000,000 shares. The Preferred Stock has a stated dividend rate of 6% per year, computed on a simple interest basis, paid in kind in the form of additional shares of Preferred Stock using a price of $1.00 per share ("PIK Dividends"). For the quarter ended March 31, 2004, the Company accrued dividends of $15,000.

NET EARNINGS. As a result of the above, net earnings for the three months ended March 31, 2004 increased $69,000 or 25.7% to $337,000 for the three months ended March 31, 2004, compared to $268,000 for the same period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased $2,455,000 to $4,710,000 at March 31, 2004, compared to working capital of $2,255,000 at December 31, 2003. The increase in working capital is primarily due to an increase in accounts receivable resulting from the acquired JJHCS contracts.

On August 22, 2003, the Company entered into a $7,500,000 Credit Agreement with Wells Fargo Bank, N.A. to provide the Company with acquisition financing and general working capital (the "Wells Loan"). The initial draw on the Wells Loan totaled $1,255,204, which was used to refinance the revolving line of credit ("Merrill Lynch Loan") the Company previously maintained with Merrill Lynch Business Financial Services, Inc. ("Merrill Lynch"). The Company repaid all amounts owed to Merrill Lynch, and canceled the line of credit, which accrued interest at the one-month LIBOR rate plus 2.35% (effective rate of 3.77% at December 31, 2002). On August 25, 2003, the Company made a draw of $2,250,000 on the Wells Loan, the proceeds of which were placed into escrow to fund a portion of the JJHCS asset purchase.

Working capital advances from the Wells Loan are based upon a percentage of the Company's eligible accounts receivable, less any amounts previously drawn. At the option of the Company, the Wells Loan bears interest at prime or the one-month LIBOR plus a margin of 2.25% to 2.75% based upon the Company's Senior Leverage Ratio (effective rate of 4% at March 31, 2004 and December 31, 2003). The availability of the Wells Loan will decrease $250,000 on the last day of each calendar quarter, beginning September 30, 2003, and will expire on June 30, 2007. Availability of the Wells Loan totaled $6,750,000 and $7,000,000 at March 31, 2004 and December 31, 2003. Borrowings under the Wells Loan are collateralized by substantially all of the Company's assets. The Company is required to comply with certain monthly financial covenants, including a senior cash flow leverage ratio, senior leverage ratio and current ratio. Beginning on January 31, 2004 and continuing throughout the remainder of the period ending March 31, 2004, the Company was not in compliance with certain covenants relating to the Wells Loan. On May 14, 2004, Wells Fargo agreed to waive the noncompliance and amend the loan covenants, effective as of January 31, 2004. The Company believes that the new loan covenants are more appropriate after taking into consideration the Company's actual financial position following the acquisition of the business assets of JJHCS. Wells Fargo was made aware of the noncompliance shortly after January 31, 2004 and agreed to continue making capital advances available to the Company throughout the period as new loan covenants were negotiated. Therefore, the noncompliance had no impact on the Company's liquidity, capital resources or results of operations.

On August 25, 2003, the Company entered into a $3,000,000 Securities Purchase Agreement with Bayview Capital Partners LP ("Bayview") to provide the Company with acquisition financing and general working capital (the "Bayview Investment"). The Bayview Investment was initially structured as a bridge note (the "Bridge Note"), the proceeds of which were placed into escrow to fund a portion of the JJHCS asset purchase.

On December 8, 2003 (the "Effective Date"), the $3,000,000 Bridge Note issued to Bayview was converted into a $2,000,000 term note (the "Term Note"), $1,000,000 in Series A Convertible Preferred Stock (the "Preferred Stock") and a warrant to purchase common stock of the Company (the "Warrant") per the terms set forth in the August 25, 2003 Securities Purchase Agreement. The Term Note bears interest at 12% per year, payable monthly, and will mature on the fifth anniversary of the Effective Date. The Term Note may be prepaid, in whole or in part, at any time, provided that the prepayment is accompanied by a premium ranging from 5% in year 1 to 1% in year 5. The Bayview Investment is secured by a subordinated security interest in substantially all of the Company's assets. The Bayview Investment contained identical financial covenants to those in the Wells Loan described above, and on May 14, 2004 Bayview agreed to join with Wells Fargo in waiving this noncompliance and amending the covenants. The noncompliance with these financial covenants had no impact on the Company's liquidity, capital resources or results of operations, and the Company believes the amended covenants are more appropriate after taking into consideration the Company's actual financial position following the acquisition of the business assets of JJHCS.

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

As of March 31, 2004, the Company has no off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities. Refer to the footnotes in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 for disclosure related to the Company's "Commitments and Contingencies."

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

CAUTIONARY STATEMENT

This Form 10-Q contains forward-looking statements within the meaning of federal securities laws. These statements include statements regarding intent, belief, or current expectations of the Company and its management and specifically include the statement regarding cash expected to be available from operations. These forward-looking statements are not guarantees of the future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in these statements. Please refer to Management's Discussion and Analysis contained within the Company's Annual Report on Form 10-K for the year ended December 31, 2003, for cautionary statements on important factors to consider in evaluating the forward-looking statements included in this Form 10-Q.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Item 3 (Legal Proceedings) of the Company's Annual Report on Form 10-K for the year ended December 31, 2003

Item 2. Changes in Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

On August 22, 2003, the Company entered into a $7,500,000 Credit Agreement with Wells Fargo Bank, N.A. ("Wells Fargo") to provide the Company with acquisition financing and general working capital (the "Wells Loan"). Beginning on January 31, 2004 and continuing throughout the remainder of the period ending March 31, 2004, the Company was not in compliance with certain covenants relating to the Wells Loan. The Company also was not in compliance with the identical covenants set forth in the Securities Purchase Agreement with Bayview Capital Partners LP ("Bayview") pertaining to a $2,000,000 term note and $1,000,000 of Series A Convertible Preferred Stock issued to Bayview on December 8, 2003. Wells Fargo continued to make working capital available throughout the period ending March 31, 2004, and on May 14, 2004, Wells Fargo and Bayview agreed to waive the noncompliance and to amend the covenants. Therefore, the noncompliance has had no impact on the Company's liquidity, capital resources or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

See Exhibit Index on page following signatures

(b) Reports on Form 8-K

On February 6, 2004, the Company filed an Amendment to its Form 8-K dated December 8, 2003, providing financial statements and exhibits under Item 7 with respect to the Company's acquisition of the Health & Fitness Services Business of Johnson & Johnson Health Care Systems Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 17, 2004         HEALTH FITNESS CORPORATION

                                By  /s/ Jerry V. Noyce
                                    ------------------------------------
                                    Jerry V. Noyce
                                    Chief Executive Officer
                                    (Principal Executive Officer)

                                By  /s/ Wesley W. Winnekins
                                    ------------------------------------
                                    Wesley W. Winnekins
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX
                           HEALTH FITNESS CORPORATION
                                    FORM 10-Q

 Exhibit No.        Description
-----------         ----------------------------------------------------------------------------------------------------
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

 Exhibit No.        Description
-----------         ----------------------------------------------------------------------------------------------------
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

   **10.16          Second Amendment to Credit Agreement and Waiver of Defaults between the Company and Wells Fargo
                    Bank, N.A., dated May 14, 2004

   **10.17          Amendment No. 2 to Securities Purchase Agreement between the Company and certain of its subsidiaries, on the one hand, and Bayview Capital Partners LP, on the other hand, dated April 2,
                    2004

   **10.18          Amendment No. 3 to Securities Purchase Agreement between the Company and certain of its subsidiaries, on the one hand, and Bayview Capital Partners LP, on the other hand, dated May 14,
                    2004

    **11.0          Statement re: Computation of Earnings per Share

    **31.1          Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    **31.2          Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    **32.1          Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    **32.2          Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-------------------
*  Indicates management contract or compensatory plan or arrangement

** Filed herewith