Form 10-Q
period 2004-06-30
HEALTH FITNESS CORP /MN/
filed 2004-08-12
CIK 886432

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                          COMMISSION FILE NO. 000-25064


                           HEALTH FITNESS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                MINNESOTA                                   NO. 41-1580506
     (STATE OR OTHER JURISDICTION OF                        (IRS EMPLOYER
      INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

           3600 AMERICAN BOULEVARD WEST, BLOOMINGTON, MINNESOTA 55431
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                  REGISTRANT'S TELEPHONE NUMBER (952) 831-6830


      Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES [ ] NO [X]

      The number of shares outstanding of the registrant's common stock as of August 6, 2004 was: Common Stock, $0.01 par value, 12,560,976 shares

================================================================================

                           HEALTH FITNESS CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS
                                TABLE OF CONTENTS


                                                                                       PAGE
    PART I.       FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements (unaudited)

                        Consolidated Balance Sheets as of June 30, 2004 and              3
                        December 31, 2003

                        Consolidated Statements of Earnings for the three and six        4
                        months ended June 30, 2004 and 2003

                        Consolidated Statements of Cash Flows for the six                5
                        months ended June 30, 2004 and 2003

                        Notes to Consolidated Financial Statements                       6

         Item 2.  Management's Discussion and Analysis of Financial Condition           12
                  and Results of Operations


         Item 3.  Quantitative and Qualitative Disclosures About Market Risk            16

         Item 4.  Controls and Procedures                                               16


    PART II.          OTHER INFORMATION                                                 17

         Item 1.  Legal Proceedings                                                     17

         Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchase of         17
                  Securities

         Item 3.  Defaults Upon Senior Securities                                       17

         Item 4.  Submission of Matters to a Vote of Security Holders                   17

         Item 5   Not Applicable                                                        18

         Item 6.  Exhibits and reports on Form 8-K                                      18

         Signatures                                                                     19

         Exhibit Index                                                                  20

                           HEALTH FITNESS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                             June 30,      December 31,
                                                                               2004            2003
                                                                           ------------    ------------
ASSETS

CURRENT ASSETS
    Cash                                                                   $         --    $    281,294
    Trade and other accounts receivable, less allowances of $145,800
       and $131,000                                                           7,374,545       5,218,224
    Prepaid expenses and other                                                  348,538         187,347
    Deferred tax assets                                                       1,100,300         850,300
                                                                           ------------    ------------
           Total current assets                                               8,823,383       6,537,165

PROPERTY AND EQUIPMENT, net                                                     178,187         177,217

OTHER ASSETS
    Goodwill                                                                  8,919,140       8,725,574
    Customer contracts, less accumulated amortization of $471,500
       and $67,400                                                            1,258,472       1,662,639
    Trademark, less accumulated amortization of $40,800 and $5,800              309,166         344,166
    Other intangible assets, less accumulated amortization of $19,300           123,520         138,582
       and $4,200
    Cash held in escrow                                                         473,738         471,999
    Deferred tax assets                                                         991,308       1,686,301
    Other                                                                        44,610          64,458
                                                                           ------------    ------------
                                                                           $ 21,121,524    $ 19,808,101
                                                                           ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Trade accounts payable                                                 $    347,042    $    569,730
    Accrued salaries, wages, and payroll taxes                                1,854,136       1,607,157
    Other accrued liabilities                                                   438,857         450,255
    Accrued self funded insurance                                               646,784         228,084
    Deferred revenue                                                          1,433,533       1,427,057
                                                                           ------------    ------------
           Total current liabilities                                          4,720,352       4,282,283

LONG-TERM OBLIGATIONS                                                         4,269,000       4,350,012

COMMITMENTS AND CONTINGENCIES                                                        --              --

CUMULATIVE CONVERTIBLE PREFERRED STOCK, 10,000,000 shares
    authorized, 1,033,751 and 1,003,833 issued and outstanding                1,487,032       1,443,833

STOCKHOLDERS' EQUITY
    Common stock, $0.01 par value; 50,000,000 shares authorized;
       12,508,345 and 12,357,334 shares issued and outstanding                  125,083         123,573
    Additional paid-in capital                                               17,779,151      17,671,536
    Accumulated comprehensive income                                              2,288           5,707
    Accumulated deficit                                                      (7,261,382)     (8,068,843)
                                                                           ------------    ------------
                                                                             10,645,140       9,731,973
                                                                           ------------    ------------
                                                                           $ 21,121,524    $ 19,808,101
                                                                           ============    ============


See notes to consolidated financial statements.

                           HEALTH FITNESS CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                       Three Months Ended             Six Months Ended
                                                             June 30,                      June 30,
                                                 ----------------------------    ----------------------------
                                                      2004            2003           2004            2003
                                                 ------------    ------------    ------------    ------------
REVENUE                                          $ 13,129,715    $  7,732,626    $ 25,796,089    $ 15,250,831

COSTS OF REVENUE                                    9,687,357       6,151,484      19,266,794      12,015,290
                                                 ------------    ------------    ------------    ------------
GROSS PROFIT                                        3,442,358       1,581,142       6,529,295       3,235,541

OPERATING EXPENSES
    Salaries                                        1,429,569         789,216       2,772,278       1,572,758
    Other selling, general and administrative         823,504         421,605       1,653,610         830,919
    Amortization of acquired intangible assets        219,583              --         439,167              --
                                                 ------------    ------------    ------------    ------------
           Total operating expenses                 2,472,656       1,210,821       4,865,055       2,403,677
                                                 ------------    ------------    ------------    ------------

OPERATING INCOME                                      969,702         370,321       1,664,240         831,864

OTHER INCOME (EXPENSE)
    Interest expense                                 (128,344)        (13,451)       (262,596)        (23,956)
    Other, net                                            469            (831)          1,390          (1,859)
                                                 ------------    ------------    ------------    ------------
EARNINGS BEFORE INCOME TAXES                          841,827         356,039       1,403,034         806,049

INCOME TAX EXPENSE                                    342,873         138,706         552,373         320,736
                                                 ------------    ------------    ------------    ------------

NET EARNINGS                                          498,954         217,333         850,661         485,313

    Dividend to preferred shareholders                 28,200              --          43,200              --
                                                 ------------    ------------    ------------    ------------

NET EARNINGS APPLICABLE TO
    COMMON SHAREHOLDERS                               470,754         217,333         807,461         485,313
                                                 ============    ============    ============    ============

NET EARNINGS PER SHARE:
    Basic                                        $       0.04    $       0.02    $       0.06    $       0.04
    Diluted                                      $       0.03    $       0.02    $       0.05    $       0.04


WEIGHTED AVERAGE COMMON SHARES:
    Basic                                          12,483,979      12,322,908      12,447,374      12,315,655
    Diluted                                        16,066,003      12,467,821      16,054,047      12,436,254


See notes to consolidated financial statements.

                           HEALTH FITNESS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                  2004            2003
CASH FLOWS  FROM OPERATING  ACTIVITIES:
   Net earnings                                                               $   850,661    $   485,313
   Adjustments to reconcile net earnings to net cash provided by
     (used in) operating activities:
       Depreciation of property and equipment                                      48,643         38,864
       Amortization of intangible assets                                          497,447             --
       Deferred taxes                                                             444,993        276,159
       Common stock issued for compensation                                        60,600             --
       Changes in operating assets and liabilities, net of assets acquired:
         Trade and other accounts receivable                                   (2,156,321)      (131,190)
         Prepaid expenses and other                                              (161,191)         5,728
         Other assets                                                              18,109       (217,233)
         Trade accounts payable                                                  (226,107)      (164,115)
         Accrued liabilities and other                                            654,281       (216,166)
         Deferred revenue                                                           6,476       (185,276)
                                                                              -----------    -----------
                Net cash provided by (used in) operating activities                37,591       (107,916)
                                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                            (49,612)      (100,718)
   Acquisition of business                                                       (193,566)            --
                                                                              -----------    -----------
                Net cash used in investing activities                            (243,178)      (100,718)
                                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under note payable                                                6,872,241      1,718,638
   Repayments of note payable                                                  (6,996,472)    (1,279,000)
   Proceeds from issuance of common stock                                          13,277         11,360
   Proceeds from the exercise of stock options                                     35,247             --
                                                                              -----------    -----------
                Net cash  provided by (used in) financing activities              (75,707)       450,998
                                                                              -----------    -----------

NET INCREASE (DECREASE) IN CASH                                                  (281,294)       242,364

CASH AT BEGINNING OF PERIOD                                                       281,294         91,658
                                                                              -----------    -----------

CASH AT END OF PERIOD                                                         $        --    $   334,022
                                                                              ===========    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow information

         Cash paid for interest                                               $   201,985    $    20,065

         Cash paid for taxes                                                       97,358         64,389

Noncash investing and financing activities affecting cash flows:

         Dividend to preferred shareholders                                        43,200             --



See notes to consolidated financial statements.

                           HEALTH FITNESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They should be read in conjunction with the annual financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, the interim consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the results for interim periods presented. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the operating results for the year ending December 31, 2004.


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

At June 30, 2004, the Company had cash overdrafts of $11,541 representing checks written in excess of funds deposited, which are included in accounts payable for financial statement presentation.

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

Comprehensive Income - Comprehensive income represents net earnings adjusted for foreign currency translation adjustments. Total comprehensive income was $804,042 and $485,313 for the six months ended June 30, 2004 and 2003.

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


NOTE 3. PURCHASE OF ASSETS

On December 8, 2003 (the "Effective Date"), the Company purchased the business assets of the Health & Fitness Services Business of Johnson & Johnson Health Care Systems Inc. (JJHCS). Assets acquired by the Company consist primarily of client contracts, proprietary wellness, lifestyle and health promotion programs, software, and other health and wellness services. As part of the transaction, the Company entered into a multi-year management contract with another subsidiary of Johnson & Johnson whereby the Company will manage more than 50 Johnson & Johnson affiliate fitness center sites. The Company also entered into a one-year agreement to use 660 square feet of office space of JJHCS for a fee of $1,500 per month.

The acquisition has been accounted for using the purchase method of accounting. The fair market value of the assets acquired resulted in the following purchase price allocation:

           Cash price paid for assets                              $4,927,500
           Acquisition costs incurred                                 836,879
                                                                   ----------
                 Total purchase price                              $5,764,379
                                                                   ==========

           Purchase Price Allocation
           Inventory                                               $   40,000
           Property and equipment                                      34,000
           Customer contracts                                       1,730,000
           Trademark                                                  350,000
           Excess of cost over assets acquired                      3,610,379
                                                                   ----------
                                                                   $5,764,379
                                                                   ==========


During the six months ended June 30, 2004, an additional $142,111 was paid to JJHCS for two contract assignments. The Company also incurred an additional $51,455 of acquisition related costs. This additional purchase price was recorded to goodwill.


NOTE 4. FINANCING

On August 22, 2003, the Company entered into a $7,500,000 Credit Agreement with Wells Fargo Bank, N.A. to provide the Company with acquisition financing and general working capital (the Wells Loan). The initial draw on the Wells Loan totaled $1,255,204, which was used to refinance a revolving line of credit with Merrill Lynch Business Financial Services, Inc. (the Merrill Lynch Loan). The Company repaid all amounts owed to Merrill Lynch Business Financial Services, Inc. and canceled the line of credit, which accrued interest at the one-month LIBOR rate plus 2.35%. On August 25, 2003, the Company made a draw of $2,250,000 on the Wells Loan, the proceeds of which were placed into escrow to fund a portion of the JJHCS asset purchase.

Working capital advances from the Wells Loan are based upon a percentage of the Company's eligible accounts receivable, less any amounts previously drawn. At the option of the Company, the Wells Loan bears interest at prime or the one-month LIBOR plus a margin of 2.25% to 2.75% based upon the Company's Senior Leverage Ratio (effective rate of 4.25% at June 30, 2004 and 4.00% at December 31, 2003). The availability of the Wells Loan will decrease $250,000 on the last day of each calendar quarter, beginning September 30, 2003, and will expire on June 30, 2007. Borrowing capacity under the Wells Loan totaled $6,500,000 and $7,000,000 at June 30, 2004 and December 31, 2003. At June 30, 2004, the Company had $2,650,770 outstanding under the Wells Loan. Borrowings under the Wells Loan are collateralized by substantially all of the Company's assets. The Company is required to comply with certain monthly financial covenants, including a fixed charge coverage ratio, minimum earnings before interest, taxes, depreciation and amortization, cash flow leverage ratio and a balance sheet leverage ratio. Beginning on January 31, 2004 and continuing to May 14, 2004, the Company was not in compliance with certain covenants relating to the Wells Loan. On May 14, 2004, Wells Fargo agreed to waive the noncompliance and amend the loan covenants, effective as of January 31, 2004. The Company believes the new loan covenants are more appropriate after taking into consideration the Company's actual financial position following the acquisition of the business assets of JJHCS. Wells Fargo was made aware of the noncompliance shortly after January 31, 2004 and agreed to continue making capital advances available to the Company throughout the period as new loan covenants were negotiated. Therefore, the noncompliance had no impact on the Company's liquidity, capital resources or results of operations. At June 30, 2004, the Company was in compliance with all of the new loan covenants.

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

On December 8, 2003 (the "Effective Date"), the $3,000,000 Bridge Note issued to Bayview was converted into a $2,000,000 term note (the "Term Note"), $1,000,000 of Series A Convertible Preferred Stock, $0.01 par value (the "Preferred Stock") and a warrant to purchase common stock of the Company (the "Warrant") per the terms set forth in the August 25, 2003 Securities Purchase Agreement. The Term Note bears interest at 12% per year, payable monthly, and will mature on the fifth anniversary of the Effective Date. The Term Note may be prepaid, in whole or in part, at any time, provided that the prepayment is accompanied by a premium ranging from 5% in year 1 to 1% in year 5. The Bayview Investment is secured by a subordinated security interest in substantially all of the Company's assets. The Bayview Investment contained identical financial covenants to those in the Wells Loan described above, and on May 14, 2004 Bayview agreed to join with Wells Fargo in waiving this noncompliance and amending the covenants. The noncompliance with these financial covenants had no impact on the Company's liquidity, capital resources or results of operations, and the Company believes the amended covenants are more appropriate after taking into consideration the Company's actual financial position following the acquisition of the business assets of JJHCS. At June 30, 2004, the Company was in compliance with all of its new loan covenants.

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

         The Warrant issued to Bayview on the Effective Date represents the right to purchase 1,210,320 shares of common stock, which represented 8% of the Company's common stock outstanding on a fully diluted basis at the Effective Date, excluding the common stock issuable to Bayview upon conversion of the Preferred Stock. The Warrant is exercisable at any time for a period of ten years at an exercise price equal to $0.50 per share, and the shares obtainable upon exercise of the Warrant may be put to the Company at fair market value (net of the exercise price) upon a change of control or default.

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
                                                                    ----------
                                                                    $3,000,000
                                                                    ==========


The $432,192 difference between the $2,000,000 face value of the Term Note and its assigned relative fair value is being amortized as interest expense over the 5-year term of the Term Note. Balances of long-term obligations are as follows:

                                                       June 30,     December 31,
                                                         2004          2003
                                                     -----------    ------------
           Wells Loan                                $ 2,650,770    $ 2,775,000
           Bayview Term Note                           2,000,000      2,000,000
                                                     -----------    -----------
                                                       4,650,770      4,775,000
           Discount on Bayview Term Note                (381,770)      (424,988)
                                                     -----------    -----------
                                                     $ 4,269,000    $ 4,350,012
                                                     ===========    ===========


Outstanding principal balances on the Wells Loan and Bayview Term Note mature in June 2007 and August 2008, respectively.


NOTE 5. STOCK-BASED COMPENSATION

The Company utilizes the intrinsic value method of accounting for its stock based employee compensation plans. All options granted had an exercise price equal to the market value of the underlying common stock on the date of grant and accordingly, no compensation cost is reflected in net earnings for the three and six months ended June 30, 2004 and 2003. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value method of accounting for stock options:

                                                Three Months ended          Six Months ended
                                                     June 30,                   June 30,
                                              ----------------------    ------------------------
                                                 2004         2003         2004          2003
                                              ---------    ---------    ---------    -----------
Net earnings, applicable to common
  Shareholders - basic                        $ 470,754    $ 217,333    $ 807,461    $   485,313
Add:  Dividends to preferred shareholders        28,200           --       43,200             --
                                              ---------    ---------    ---------    -----------
Net earnings - diluted                          498,954      217,333      850,661        485,313
                                              ---------    ---------    ---------    -----------
Less: Compensation expense determined under
the fair value method, net of tax               (90,371)     (25,316)    (113,992)       (37,306)
                                              ---------    ---------    ---------    -----------
Proforma net earnings - basic                 $ 380,383    $ 192,017    $ 693,469    $   448,007
                                              =========    =========    =========    ===========
Proforma net earnings - diluted               $ 408,583    $ 192,017    $ 736,669    $   448,007
                                              =========    =========    =========    ===========

Earnings per Share:
   Basic, as reported                         $    0.04    $    0.02    $    0.06    $      0.04
                                              =========    =========    =========    ===========
   Basic, proforma                            $    0.03    $    0.02    $    0.06    $      0.04
                                              =========    =========    =========    ===========

   Diluted, as reported                       $    0.03    $    0.02    $    0.05    $      0.04
                                              =========    =========    =========    ===========
   Diluted, proforma                          $    0.03    $    0.02    $    0.05    $      0.04
                                              =========    =========    =========    ===========


The proforma information above should be read in conjunction with the related historical information.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:

                                                                            2004               2003
                                                                         ---------          ---------
         Dividend yield                                                    None               None
         Expected volatility                                                88%                90%
         Expected life of option                                         1-4 years          1-4 years
         Risk-free interest rate                                           3.27%              2.9%
         Weighted average fair value of options on grant date              $1.01             $0.24

NOTE 6. INCOME TAXES

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


NOTE 7. STOCK OPTIONS

The Company maintains a stock option plan for the benefit of certain eligible employees and directors of the Company. A total of 1,530,350 shares of common stock are reserved for additional grants of options under the plan at June 30, 2004. Generally, the options outstanding (1) are granted at prices equal to the market value of the stock on the date of grant, (2) vest over various terms and,
(3) expire over a period of five or ten years from the date of grant.

A summary of stock option activity for the six months ended June 30, 2004 is as follows:

                                                                            Weighted
                                                     Number of               Average
                                                       Shares             Exercise Price
                                                     ----------           --------------
         Outstanding at December 31, 2003             1,710,900               $0.88
           Granted                                      165,100                2.07
           Exercised                                    (59,750)               0.53
           Forfeited                                    (31,250)               0.44
                                                     ----------
         Outstanding at March 31, 2004                1,785,000                1.01
           Granted                                      120,000                1.51
           Exercised                                     (6,350)               0.53
           Forfeited                                     (1,350)               0.47
                                                     ----------
         Outstanding at June 30, 2004                 1,897,300               $1.04
                                                     ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

CRITICAL ACCOUNTING POLICIES. Our most critical accounting policies, which are those that require significant judgment, include: revenue recognition, trade and other accounts receivable, goodwill and stock-based compensation. A more in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2004 AS COMPARED TO THE QUARTER ENDED JUNE 30, 2003.

REVENUE. Revenues increased $5,397,000, or 69.8%, to $13,130,000 for the three months ended June 30, 2004, from $7,733,000 for the three months ended June 30, 2003. This increase is primarily attributed to the acquisition of the business assets of the Health & Fitness Services Business of Johnson & Johnson Health Care Systems Inc. ("JJHCS").

GROSS PROFIT. Gross profit increased $1,861,000, or 117.7%, to $3,442,000 for the three months ended June 30, 2004, from $1,581,000 for the three months ended June 30, 2003. This increase is primarily attributed to the acquisition of JJHCS. In addition, the JJHCS acquisition improved gross profit as a percent of revenue, increasing to 26.2% for the three months ended June 30, 2004, compared to 20.4% for the three months ended June 30, 2003.

OPERATING EXPENSES AND OPERATING INCOME. Operating expenses increased $1,262,000 to $2,473,000 for the three months ended June 30, 2004 from $1,211,000 for the three months ended June 30, 2003. Of this increase, $220,000 represents a non-cash expense related to the amortization of acquired intangible assets. The remaining increase of $1,042,000 is primarily attributed to the cost of salaries, benefits and other expenses of the management team of JJHCS.

OTHER INCOME AND EXPENSE. Interest expense increased $115,000 to $128,000 for the three months ended June 30, 2004, compared to $13,000 for the same period in 2003. This increase is due to debt facilities the company secured to finance the JJHCS acquisition and to provide working capital for the combined company. The Company's cost of borrowed funds increased to an average of 6.7% for the second quarter of 2004 from 3.5% for the second quarter of 2003.

INCOME TAXES. Income tax expense increased $204,000 to $343,000 for the three months ended June 30, 2004 compared to $139,000 for the same period in 2003. The increase is primarily due to the increase in operating profit.

DIVIDENDS TO PREFERRED SHAREHOLDERS. To finance the Company's acquisition of JJHCS, the Company sold $1,000,000 of Preferred Stock to Bayview. The Preferred Stock was issued at a price of $1.00 per share, resulting in the issuance of 1,000,000 shares. The Preferred Stock has a stated dividend rate of 6% per year, computed on a simple interest basis, paid in kind in the form of additional shares of Preferred Stock using a price of $1.00 per share ("PIK Dividends"). For the quarter ended June 30, 2004, the Company accrued dividends of $28,000, including a dividend of approximately $13,000 related to a beneficial conversion feature associated with the PIK Dividends.

NET EARNINGS APPLICABLE TO COMMON SHAREHOLDERS. As a result of the above, net earnings applicable to common shareholders for the three months ended June 30, 2004 increased $254,000, or 117.0%, to $471,000 from $217,000 for the three months ended June 30, 2003.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002.

REVENUE. Revenues increased $10,545,000, or 69.1%, to $25,796,000 for the six months ended June 30, 2004, from $15,251,000 for the six months ended June 30, 2003. This increase is primarily attributed to the acquisition of JJHCS.

GROSS PROFIT. Gross profit increased $3,293,000, or 101.8%, to $6,529,000 for the six months ended June 30, 2004, from $3,236,000 for the six months ended June 30, 2003. This increase is primarily attributed to the acquisition of JJHCS. In addition, the JJHCS acquisition improved gross profit as a percent of revenue, increasing to 25.3% for the six months ended June 30, 2004 compared to 21.2% for the six months ended June 30, 2003.

OPERATING EXPENSES AND OPERATING INCOME. Operating expenses increased $2,461,000 to $4,865,000 for the six months ended June 30, 2004 from $2,404,000 for the six months ended June 30, 2003. Of this increase, $439,000 represents a non-cash expense related to the amortization of acquired intangible assets. The remaining increase of $2,022,000 is primarily attributed to the cost of salaries, benefits and other expenses of the management team of JJHCS.

OTHER INCOME AND EXPENSE. Interest expense increased $239,000 to $263,000 for the six months ended June 30, 2004, compared to $24,000 for the same period in 2003. This increase is due to debt facilities the company secured to finance the JJHCS acquisition and to provide working capital for the combined company. The Company's cost of borrowed funds increased to an average of 6.8% for the six months ended June 30, 2004 from 3.7% for the same period in 2003.

INCOME TAXES. Income tax expense increased $231,000 to $552,000 for the six months ended June 30, 2004 compared to $321,000 for the same period in 2003. The increase is primarily due to the increase in operating profit.

DIVIDENDS TO PREFERRED SHAREHOLDERS. For the six months ended June 30, 2004, the Company accrued dividends on the Preferred Stock held by Bayview in the amount of $43,000, including a dividend of approximately $13,000 related to a beneficial conversion feature associated with the PIK Dividends.

NET EARNINGS APPLICABLE TO COMMON SHAREHOLDERS. As a result of the above, net earnings applicable to common shareholders for the six months ended June 30, 2004 increased $322,000, or 66.4%, to $807,000 from $485,000 for the six months ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased $1,848,000 to $4,103,000 at June 30, 2004, compared to working capital of $2,255,000 at December 31, 2003. The increase in working capital is primarily due to an increase in accounts receivable resulting from the fitness and wellness management contracts acquired in the JJHCS transaction.

On August 22, 2003, the Company entered into a $7,500,000 Credit Agreement with Wells Fargo Bank, N.A. to provide the Company with acquisition financing and general working capital (the Wells Loan). The initial draw on the Wells Loan totaled $1,255,204, which was used to refinance a revolving line of credit with Merrill Lynch Business Financial Services, Inc. (the Merrill Lynch Loan). The Company repaid all amounts owed to Merrill Lynch Business Financial Services, Inc. and canceled the line of credit, which accrued interest at the one-month LIBOR rate plus 2.35%. On August 25, 2003, the Company made a draw of $2,250,000 on the Wells Loan, the proceeds of which were placed into escrow to fund a portion of the JJHCS asset purchase.

Working capital advances from the Wells Loan are based upon a percentage of the Company's eligible accounts receivable, less any amounts previously drawn. At the option of the Company, the Wells Loan bears interest at prime or the one-month LIBOR plus a margin of 2.25% to 2.75% based upon the Company's Senior Leverage Ratio (effective rate of 4.25% at June 30, 2004 and 4.00% at December 31, 2003). The availability of the Wells Loan will decrease $250,000 on the last day of each calendar quarter, beginning September 30, 2003, and will expire on June 30, 2007. Borrowing capacity under the Wells Loan totaled $6,500,000 and $7,000,000 at June 30, 2004 and December 31, 2003. At June 30, 2004 the Company had $2,650,770 outstanding under the Wells Loan. Borrowings under the Wells Loan are collateralized by substantially all of the Company's assets. The Company is required to comply with certain monthly financial covenants, including a fixed charge coverage ratio, minimum earnings before interest, taxes, depreciation and amortization, cash flow leverage ratio and a balance sheet leverage ratio. Beginning on January 31, 2004 and continuing to May 14, 2004, the Company was not in compliance with certain covenants relating to the Wells Loan. On May 14, 2004, Wells Fargo agreed to waive the noncompliance and amend the loan covenants, effective as of January 31, 2004. The Company believes the new loan covenants are more appropriate after taking into consideration the Company's actual financial position following the acquisition of the business assets of JJHCS. Wells Fargo was made aware of the noncompliance shortly after January 31, 2004 and agreed to continue making capital advances available to the Company throughout the period as new loan covenants were negotiated. Therefore, the noncompliance had no impact on the Company's liquidity, capital resources or results of operations. At June 30, 2004, the Company was in compliance with all of the new loan covenants.

On August 25, 2003, the Company entered into a $3,000,000 Securities Purchase Agreement with Bayview to provide the Company with acquisition financing and general working capital (the "Bayview Investment"). The Bayview Investment was initially structured as a bridge note (the "Bridge Note"), the proceeds of which were placed into escrow to fund a portion of the JJHCS asset purchase.

On December 8, 2003 (the "Effective Date"), the $3,000,000 Bridge Note issued to Bayview was converted into a $2,000,000 term note (the "Term Note"), $1,000,000 of Preferred Stock and a warrant to purchase common stock of the Company (the "Warrant") per the terms set forth in the August 25, 2003 Securities Purchase Agreement. The Term Note bears interest at 12% per year, payable monthly, and will mature on the fifth anniversary of the Effective Date. The Term Note may be prepaid, in whole or in part, at any time, provided that the prepayment is accompanied by a premium ranging from 5% in year 1 to 1% in year 5. The Bayview Investment is secured by a subordinated security interest in substantially all of the Company's assets. The

Bayview Investment is secured by a subordinated security interest in substantially all of the Company's assets. The Bayview Investment contained identical financial covenants to those in the Wells Loan described above, and on May 14, 2004 Bayview agreed to join with Wells Fargo in waiving this noncompliance and amending the covenants. The noncompliance with these financial covenants had no impact on the Company's liquidity, capital resources or results of operations, and the Company believes the amended covenants are more appropriate after taking into consideration the Company's actual financial position following the acquisition of the business assets of JJHCS. At June 30, 2004, the Company was in compliance with all of its new loan covenants.

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

As of June 30, 2004, the Company did not maintain a cash balance as available funds were used to pay down the Wells Loan. In addition, the Company has no off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities. Refer to the footnotes in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 for disclosure related to the Company's "Commitments and Contingencies."

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

RECENTLY PASSED LEGISLATION

HIPPA. The Administrative Simplification provisions of the Health Insurance Portability and Accountability Act of 1996, or HIPAA, require group health plans and health care providers who conduct certain administrative and financial transactions electronically to (a) comply with a certain data format and coding standards when conducting electronic transactions; (b) use appropriate technologies to protect the security and integrity of individually identifiable health information transmitted or maintained in an electronic format; and (c) protect the privacy of patient health information. The Company's occupational health line of business, which accounts for approximately five percent of the Company's total revenue, and the group health plan the Company sponsors for its employees are subject to HIPAA's requirements. The Company expects to be in compliance with HIPPA requirements within the timeline specified for the Company's affected business areas. The Company's corporate, hospital, community and university based fitness center management lines of business are not subject to the requirements of HIPAA.

CAUTIONARY STATEMENT

 The foregoing discussion and other statements in this report contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on current expectations or beliefs concerning future events. Such statements can be identified by the use of terminology such as "anticipate,"

 "believe," "estimate," "expect," "intend," "may," "could," "possible," "plan," "project," "will," "forecast" and similar words or expressions, specifically including a statement regarding the Company's belief that sources of capital to meet future obligations will be provided by cash generated through operations and its revolving line of credit. These forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in these statements. Please refer to Management's Discussion and Analysis contained within the Company's Annual Report on Form 10-K for the year ended December 31, 2003, for cautionary statements on important factors to consider in evaluating the forward-looking statements included in this Form 10-Q.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have concluded (based upon their evaluation of these controls and procedures as of the end of the period covered by this report) that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission. The Certifying Officers also have indicated that there were no significant changes in the Company's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Item 3 (Legal Proceedings) of the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

At the Annual Meeting of Shareholders on May 18, 2004, the Company's shareholders approved an increase in the number of shares of capital stock that the Company is authorized to issue from 30,000,000 to 60,000,000, of which 50,000,000 shall be designated as common shares and 10,000,000 shall be designated as preferred stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Beginning on January 31, 2004 and continuing to May 14, 2004, the Company was not in compliance with certain covenants relating to the Wells Loan. The Company also was not in compliance with the identical covenants set forth in the Securities Purchase Agreement with Bayview pertaining to a $2,000,000 term note and $1,000,000 of Preferred Stock issued to Bayview on December 8, 2003. Wells Fargo continued to make working capital available throughout this period of noncompliance, and on May 14, 2004, Wells Fargo and Bayview agreed to waive the noncompliance and to amend the covenants, effective as of January 31, 2004. Therefore, the noncompliance had no impact on the Company's liquidity, capital resources or results of operations. At June 30, 2004 the Company was in compliance with all new loan covenants.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a) The Annual Meeting of the Company's shareholders was held on Tuesday, May 18, 2004.

      (b) Proxies for the Annual Meeting were solicited pursuant to Regulation A under the Securities Exchange Act of 1934, there was no solicitation in opposition to management's nominees, and the following persons were elected directors of the Company to serve until the next annual meeting of shareholders:

      Nominee                  Number of Votes For    Number of Votes Withheld
      -------                  -------------------    ------------------------
      James A. Bernards                 10,798,552                     226,656
      K. James Ehlen, M.D               10,416,473                     608,735
      Jerry V. Noyce                    10,976,998                      48,210
      John C. Penn                      10,760,448                     264,760
      Mark W. Sheffert                  10,978,548                      46,660
      Linda Hall Whitman                10,717,778                     307,430
      Rodney A. Young                   10,717,878                     307,330
      Cary Musech                       10,798,552                     226,656

      (c) By a vote of 4,852,628 shares in favor, 626,316 shares opposed, 41,895 shares abstaining, and 5,504,369 shares represented by broker nonvotes, the shareholders approved an increase in the number of shares of capital stock that the Company is authorized to issue, from 30,000,000 to 60,000,000 shares, of which 50,000,000 shall be designated as common shares and 10,000,000 shall be designated as preferred stock.

      (d) By a vote of 4,838,896 shares in favor, 635,856 shares opposed, 46,087 shares abstaining, and 5,504,369 shares represented by broker nonvotes, the shareholders approved a 1,500,000 share increase in the number of shares reserved for the Company's 1995 Stock Option Plan.

      (e) By a vote of 10,961,163 shares in favor, 9,300 shares opposed, 54,745 shares abstaining, and no shares represented by broker nonvotes, the shareholders approved the selection of Grant Thornton LLP as the Company's independent auditors for the current fiscal year.

      ITEM 5. OTHER INFORMATION

      None.

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

      See Exhibit Index on page following signatures

      (b) Reports on Form 8-K

      On May 10, 2004, the Company filed a Form 8-K providing a press release dated May 4, 2004 regarding its 2004 first quarter financial results.

      On May 20, 2004, the Company filed a Form 8-K providing certain forward-looking statements and other information regarding management's 2004 financial goals and business priorities that the Company presented at its annual shareholder meeting on May 18, 2004.

      On June 10, 2004, the Company filed a Form 8-K providing a press release dated June 10, 2004 announcing that Robert J. Marzec, former audit partner of the Minneapolis office of PricewaterhouseCoopers, has been named to its board of directors

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 12, 2004
HEALTH FITNESS CORPORATION.


By       /s/ Jerry V. Noyce
  ----------------------------------
Jerry V. Noyce
Chief Executive Officer
(Principal Executive Officer)


By       /s/ Wesley W. Winnekins
   ---------------------------------
Wesley W. Winnekins
Chief Financial Officer
(Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX
                           HEALTH FITNESS CORPORATION
                                   FORM 10-Q

    Exhibit #       Description

      *11.0         Statement re: Computation of Earnings per Share

      *31.1         Certification of Chief Executive Officer Pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002

      *31.2         Certification of Chief Financial Officer Pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002

      *32.1         Certification of Chief Executive Officer Pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002

      *32.2         Certification of Chief Financial Officer Pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002

---------------------
*  Filed herewith