Form 10-Q
period 2004-09-30
HEALTH FITNESS CORP /MN/
filed 2004-11-08
CIK 886432

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              --------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                          COMMISSION FILE NO. 000-25064

                              --------------------

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

                              --------------------

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

      The number of shares outstanding of the registrant's common stock as of November 5, 2004 was: Common Stock, $0.01 par value, 12,560,976 shares

================================================================================

                           HEALTH FITNESS CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS
                                TABLE OF CONTENTS

                                                                               PAGE
PART I.    FINANCIAL INFORMATION

   Item 1. Consolidated Financial Statements (unaudited)

                Consolidated Balance Sheets as of September 30, 2004 and
                December 31, 2003                                                3

                Consolidated Statements of Earnings for the three and nine
                months ended September 30, 2004 and 2003                         4

                Consolidated Statements of Cash Flows for the nine
                months ended September 30, 2004 and 2003                         5

                Notes to Consolidated Financial Statements                       6

   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                            12

   Item 3. Quantitative and Qualitative Disclosures About Market Risk           16

   Item 4. Controls and Procedures                                              16

PART II.   OTHER INFORMATION                                                    17

   Item 1. Legal Proceedings                                                    17

   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          17

   Item 3. Defaults Upon Senior Securities                                      17

   Item 4. Submission of Matters to a Vote of Security Holders                  17

   Item 5  Not Applicable                                                       17

   Item 6. Exhibits and reports on Form 8-K                                     17

   Signatures                                                                   18

   Exhibit Index                                                                19

                           HEALTH FITNESS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                    September 30,      December 31,
                                                                                        2004              2003
                                                                                    -------------     --------------
ASSETS

CURRENT ASSETS
    Cash                                                                            $     206,458      $     281,294
    Trade and other accounts receivable, less allowances of $154,400 and                7,913,590          5,218,224
       $131,000
    Prepaid expenses and other                                                            244,179            187,347
    Deferred taxes                                                                      1,294,300            850,300
                                                                                    -------------      -------------
           Total current assets                                                         9,658,527          6,537,165

PROPERTY AND EQUIPMENT, net                                                               161,714            177,217

OTHER ASSETS
    Goodwill                                                                            9,022,501          8,725,574
    Customer contracts, less accumulated amortization of $673,600 and $67,400           1,056,389          1,662,639
    Trademark, less accumulated amortization of $58,300 and $5,800                        291,666            344,166
    Other intangible assets, less accumulated amortization of $26,800 and $4,200          115,990            138,582
    Cash held in escrow                                                                         -            471,999
    Deferred taxes                                                                        513,382          1,686,301
    Other                                                                                  41,275             64,458
                                                                                    -------------      -------------
                                                                                    $  20,861,444      $  19,808,101
                                                                                    =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Trade accounts payable                                                          $     349,129      $     569,730
    Accrued salaries, wages, and payroll taxes                                          2,635,743          1,607,157
    Other accrued liabilities                                                             510,655            450,255
    Accrued self funded insurance                                                         497,043            228,084
    Deferred revenue                                                                    1,525,068          1,427,057
                                                                                    -------------      -------------
           Total current liabilities                                                    5,517,638          4,282,283

LONG-TERM OBLIGATIONS                                                                   2,666,353          4,350,012

COMMITMENTS AND CONTINGENCIES                                                                   -                  -

CUMULATIVE CONVERTIBLE PREFERRED STOCK, 10,000,000 shares
    authorized, 1,048,874 and 1,003,833 issued and outstanding                          1,508,632          1,443,833

STOCKHOLDERS' EQUITY
    Common stock, $0.01 par value; 50,000,000 shares authorized;
       12,560,976 and 12,357,334 shares issued and outstanding                            125,609            123,573
    Additional paid-in capital                                                         17,836,886         17,671,536
    Accumulated comprehensive income                                                        2,544              5,707
    Accumulated deficit                                                                (6,796,218)        (8,068,843)
                                                                                    -------------      -------------
                                                                                       11,168,821          9,731,973
                                                                                    -------------      -------------
                                                                                    $  20,861,444      $  19,808,101
                                                                                    =============      =============

See notes to consolidated financial statements.

                           HEALTH FITNESS CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                       Three Months Ended              Nine Months Ended
                                                         September 30,                   September 30,
                                                 ----------------------------    ----------------------------
                                                     2004            2003            2004           2003
                                                 ------------    ------------    ------------    ------------
REVENUE                                          $ 13,154,340    $  7,445,094    $ 38,950,429    $ 22,695,925

COSTS OF REVENUE                                    9,807,257       5,979,326      29,074,051      17,994,616
                                                 ------------    ------------    ------------    ------------

GROSS PROFIT                                        3,347,083       1,465,768       9,876,378       4,701,309

OPERATING EXPENSES
    Salaries                                        1,408,482         834,781       4,180,760       2,407,539
    Other selling, general and administrative         784,560         393,018       2,438,170       1,223,937
    Amortization of acquired intangible assets        219,583               -         658,750               -
                                                 ------------    ------------    ------------    ------------
           Total operating expenses                 2,412,625       1,227,799       7,277,680       3,631,476
                                                 ------------    ------------    ------------    ------------

OPERATING INCOME                                      934,458         237,969       2,598,698       1,069,833

OTHER INCOME (EXPENSE )
    Interest expense                                 (118,102)        (59,031)       (380,698)        (82,987)
    Other, net                                            908         (32,949)          2,298         (34,808)
                                                 ------------    ------------    ------------    ------------
EARNINGS BEFORE INCOME TAXES                          817,264         145,989       2,220,298         952,038

INCOME TAX EXPENSE                                    330,500          58,203         882,873         378,939
                                                 ------------    ------------    ------------    ------------
NET EARNINGS                                          486,764          87,786       1,337,425         573,099

    Dividend to preferred shareholders                 21,600               -          64,800               -
                                                 ------------    ------------    ------------    ------------
NET EARNINGS APPLICABLE TO
    COMMON SHAREHOLDERS                          $    465,164    $     87,786    $  1,272,625    $    573,099
                                                 ============    ============    ============    ============

NET EARNINGS PER SHARE:
    Basic                                        $       0.04    $       0.01    $       0.10    $       0.05
    Diluted                                              0.03            0.01            0.08            0.05

WEIGHTED AVERAGE COMMON SHARES:
    Basic                                          12,550,679      12,341,284      12,482,060      12,324,292
    Diluted                                        16,122,175      12,743,441      16,078,873      12,542,024

See notes to consolidated financial statements.

                           HEALTH FITNESS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                              ---------------------------
                                                                                  2004           2003
                                                                              ------------    -----------
CASH FLOWS  FROM OPERATING  ACTIVITIES:
   Net earnings                                                               $  1,337,425    $   573,099
   Adjustments to reconcile net earnings to net cash provided by operating activities:
       Depreciation of property and equipment                                       71,520         66,921
       Amortization of intangible assets and other                                 746,171              -
       Deferred taxes                                                              728,917        325,632
       Common stock issued for compensation                                         60,600              -
       Changes in operating assets and liabilities, net of assets acquired:
         Trade and other accounts receivable                                    (2,695,366)       436,581
         Prepaid expenses and other                                                (96,832)        59,629
         Other assets                                                               23,183       (439,320)
         Trade accounts payable                                                   (223,765)      (120,042)
         Accrued liabilities and other                                           1,357,945        406,121
         Deferred revenue                                                           98,011       (178,301)
                                                                              ------------    -----------
                Net cash provided by operating activities                        1,407,809      1,130,320
                                                                              ------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                             (56,017)      (107,515)
   Acquisition of business                                                        (256,927)             -
                                                                              ------------    -----------
                Net cash used in investing activities                             (312,944)      (107,515)
                                                                              ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under note payable                                                13,087,343      2,252,934
   Repayments of note payable                                                  (14,835,830)    (2,557,523)
   Proceeds from issuance of common stock                                           71,540         24,039
   Proceeds from the exercise of stock options                                      35,247              -
   Proceeds from closing cash escrow account                                       471,999              -
   Proceeds from the issuance of bridge note financing                                   -      3,000,000
   Payment to cash escrow account                                                        -     (3,000,000)
   Payment of financing costs                                                            -        (89,433)
                                                                              ------------    -----------
                Net cash used in financing activities                           (1,169,701)      (369,983)
                                                                              ------------    -----------
NET INCREASE (DECREASE) IN CASH                                                    (74,836)       652,822

CASH AT BEGINNING OF PERIOD                                                        281,294         91,658
                                                                              ------------    -----------

CASH AT END OF PERIOD                                                         $    206,458    $   744,480
                                                                              ============    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow information

         Cash paid for interest                                               $    293,226    $    74,558

         Cash paid for taxes                                                       116,365         79,637

Noncash investing and financing activities affecting cash flows:

         Dividend to preferred shareholders                                         64,800              -

         Proceeds from Wells Loan escrowed for pending acquisition                       -      2,250,000

See notes to consolidated financial statements.

                           HEALTH FITNESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They should be read in conjunction with the annual financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, the interim consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the results for interim periods presented. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the operating results for the year ending December 31, 2004.

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

Property and Equipment - Property and equipment are stated at cost. Depreciation and amortization are computed using both straight-line and accelerated methods over the useful lives of the assets.

Goodwill - Goodwill represents the excess of the purchase price and related costs over the fair value of net assets of businesses acquired. The carrying value of goodwill is not amortized, but is tested for impairment on an annual basis or when factors indicating impairment are present. Projected discounted cash flows are used in assessing these assets.

Intangible Assets - The Company's intangible assets include customer contracts, trademark, and deferred financing costs and are amortized on a straight-line basis. Customer contracts represent the fair value assigned to acquired management contracts and are amortized over the remaining life of the contracts, of which 26 months remain at September 30, 2004. Trademark represents the value assigned to an acquired trademark and is amortized over a period of five years. Deferred financing costs are amortized over the term of the related credit agreement.

Cash Held In Escrow - Cash held in escrow at December 31, 2003 represented the funds remaining after payment of the purchase price for the Company's December 2003 acquisition. In September 2004, the parties subject to the escrow agreement agreed that all conditions to the acquisition had been satisfied, at which time the remaining funds of $474,610 were remitted to the Company.

Revenue Recognition - Revenue is recognized at the time the service is provided to the customer. For annual contracts, monthly amounts are recognized ratably over the term of the contract. Certain services provided to the customer may vary on a periodic basis and are invoiced to the customer in arrears. The revenues relating to these services are estimated in the month the service is performed based on the cost of the services.

Amounts received from customers in advance of providing the services of the contract are recorded as deferred revenue and recognized when the services are provided.

The Company has contracts with third-parties (e.g. janitorial services) to provide ancillary services in connection with their fitness and wellness management services and programs. Under such arrangements the third-parties invoice and receive payments from the Company based on services provided to the ultimate customer. The Company does not recognize revenues related to such transactions as the ultimate customer assumes the risk and rewards of the contract and the amounts billed to the customer are either at cost or with a fixed markup.

Comprehensive Income - Comprehensive income represents net earnings adjusted for foreign currency translation adjustments. Total comprehensive income was $1,269,462 and $573,099 for the nine months ended September 30, 2004 and 2003.

Net Earnings Per Share - Basic net earnings per share is computed by dividing net earnings applicable to common shareholders by the number of weighted average common shares outstanding. Diluted net earnings per share is computed by dividing net earnings applicable to common shareholders plus dividends to preferred shareholders (net earnings) by the number of weighted average common shares outstanding, and common share equivalents relating to stock options and stock warrants, when dilutive.

Common stock options and warrants to purchase 470,100 and 342,442 shares of common stock were excluded from the three months ended September 30, 2004 and 2003 calculation, and 365,100 and 658,359 shares were excluded from the nine month ended September 30, 2004 and 2003 calculation because they are anti-dilutive.

Stock-based Compensation - The Company utilizes the intrinsic value method of accounting for its stock based employee compensation plans. All options granted had an exercise price equal to the market value of the underlying common stock on the date of grant and accordingly, no compensation cost is reflected in net earnings for the three and nine months ended September 30, 2004 and 2003. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value method of accounting for stock options:

                                                  Three Months ended       Nine Months ended
                                                    September 30,            September 30,
                                              ---------------------    --------------------------
                                                 2004        2003         2004            2003
                                              ---------    --------    -----------    -----------
Net earnings, applicable to common
  Shareholders - basic                        $ 465,164    $ 87,786    $ 1,272,625    $   573,099
Add:  Dividends to preferred shareholders        21,600           -         64,800              -
                                              ---------    --------    -----------    -----------
Net earnings - diluted                          486,764      87,786      1,337,425        573,099
                                              ---------    --------    -----------    -----------
Less: Compensation expense determined under
 the fair value method, net of tax              (23,445)    (17,810)      (137,438)       (55,116)
                                              ---------    --------    -----------    -----------
Proforma net earnings - basic                 $ 441,719    $ 69,976    $ 1,135,187    $   517,983
                                              =========    ========    ===========    ===========
Proforma net earnings - diluted               $ 463,319    $ 69,976    $ 1,199,987    $   517,983
                                              =========    ========    ===========    ===========

Earnings per Share:
   Basic, as reported                         $    0.04    $   0.01    $      0.10    $      0.05
                                              =========    ========    ===========    ===========
   Basic, proforma                            $    0.04    $   0.01    $      0.09    $      0.04
                                              =========    ========    ===========    ===========

   Diluted, as reported                       $    0.03    $   0.01    $      0.08    $      0.05
                                              =========    ========    ===========    ===========
   Diluted, proforma                          $    0.03    $   0.01    $      0.07    $      0.04
                                              =========    ========    ===========    ===========

The proforma information above should be read in conjunction with the related historical information.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:

                                                                2004                2003
                                                            ------------        -----------
Dividend yield                                                   None              None
Expected volatility                                               88%            90-105%
Expected life of option                                       1-4 years          1-4 years
Risk-free interest rate                                         3.27%               2.9%
Weighted average fair value of options on grant date        $   1.01            $  0.24

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

The fair market value of the assets acquired resulted in the following purchase price allocation:

Cash price paid for assets                                  $4,990,862
Acquisition costs incurred                                     836,879
                                                            ----------
      Total purchase price                                  $5,827,741
                                                            ==========

Purchase Price Allocation
Inventory                                                   $       --
Property and equipment                                          34,000
Customer contracts                                           1,730,000
Trademark                                                      350,000
Excess of cost over assets acquired                          3,713,741
                                                            ----------
                                                            $5,827,741
                                                            ==========

During the nine months ended September 30, 2004, an additional $205,473 was paid to JJHCS for four contract assignments. The Company also incurred an additional $51,455 of acquisition related costs. During the quarter ended September 30, 2004, the Company determined that $40,000 previously allocated to inventory was obsolete. These additional amounts were recorded to goodwill.

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

Working capital advances from the Wells Loan are based upon a percentage of the Company's eligible accounts receivable, less any amounts previously drawn. At the option of the Company, the Wells Loan bears interest at prime or the one-month LIBOR plus a margin of 2.25% to 2.75% based upon the Company's Senior Leverage Ratio (effective rate of 4.75% at September 30, 2004 and 4.00% at December 31, 2003). The availability of the Wells Loan will decrease $250,000 on the last day of each calendar quarter, beginning September 30, 2003, and will expire on June 30, 2007. Borrowing capacity under the Wells Loan totaled $6,250,000 and $7,000,000 at September 30, 2004 and December 31, 2003. At
September 30, 2004, the Company had $1,026,513 outstanding under the Wells Loan. Borrowings under the Wells Loan are collateralized by substantially all of the Company's assets. The Company is required to comply with certain monthly financial covenants, including a fixed charge coverage ratio, minimum earnings before interest, taxes, depreciation and amortization, cash flow leverage ratio and a balance sheet leverage ratio. Beginning on January 31, 2004 and continuing to May 14, 2004, the Company was not in compliance with certain covenants relating to the Wells Loan. On May 14, 2004, Wells Fargo agreed to waive the noncompliance and amend the loan covenants, effective as of January 31, 2004. The Company believes the new loan covenants are more appropriate after taking into consideration the Company's actual financial position following the acquisition of the business assets of JJHCS. Wells Fargo was made aware of the noncompliance shortly after January 31, 2004 and agreed to continue making capital advances to the Company throughout the period as new loan covenants were negotiated. Therefore, the noncompliance had no impact on the Company's liquidity, capital resources or results of operations. At September 30, 2004, the Company was in compliance with all of its loan covenants.

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

On December 8, 2003 (the "Effective Date"), the $3,000,000 Bridge Note issued to Bayview was converted into a $2,000,000 term note (the "Term Note"), $1,000,000 of Series A Convertible Preferred Stock, $0.01 par value (the "Preferred Stock") and a warrant to purchase common stock of the Company (the "Warrant") per the terms set forth in the August 25, 2003 Securities Purchase Agreement. The Term Note bears interest at 12% per year, payable monthly, and will mature on December 8, 2008. The Term Note may be prepaid, in whole or in part, at any time, provided that the prepayment is accompanied by a premium ranging from 5% in year 1 to 1% in year 5. The Bayview Investment is secured by a subordinated security interest in substantially all of the Company's assets. The Bayview Investment contained identical financial covenants to those in the Wells Loan described above, and on May 14, 2004 Bayview agreed to join with Wells Fargo in waiving this noncompliance and amending the covenants. The noncompliance with these financial covenants had no impact on the Company's liquidity, capital resources or results of operations, and the Company believes the amended covenants are more appropriate after taking into consideration the Company's actual financial position following the acquisition of the business assets of JJHCS. At September 30, 2004, the Company was in compliance with all of its loan covenants.

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

The investment proceeds received from Bayview were allocated based upon the relative fair value of each instrument, which resulted in the following allocation:

Value assigned to Preferred Stock              $   783,904
Value assigned to Warrants                         648,288
Value assigned to Term Note                      1,567,808
                                               -----------
                                               $ 3,000,000

The $432,192 difference between the $2,000,000 face value of the Term Note and its assigned relative fair value is being amortized as interest expense over the 5-year term of the Term Note. Balances of long-term obligations are as follows:

                               September 30,  December 31,
                                   2004           2003
                               -------------  ------------
Wells Loan                      $ 1,026,513    $ 2,775,000
Bayview Term Note                 2,000,000      2,000,000
                                -----------    -----------
                                  3,026,513      4,775,000
Discount on Bayview Term Note      (360,160)      (424,988)
                                -----------    -----------
                                $ 2,666,353    $ 4,350,012
                                ===========    ===========

Outstanding principal balances on the Wells Loan and Bayview Term Note mature in June 2007 and August 2008, respectively.

NOTE 5. INCOME TAXES

The Company records income taxes in accordance with the liability method of accounting. Deferred income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities and federal operating loss carryforwards. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment. Income taxes are calculated based on management's estimate of the Company's effective tax rate, which takes into consideration a federal tax rate of 34% and a blended state tax rate of 6%.

NOTE 6. STOCK OPTIONS

The Company maintains a stock option plan for the benefit of certain eligible employees and directors of the Company. A total of 1,537,350 shares of common stock are reserved for additional grants of options under the plan at September 30, 2004. Generally, the options outstanding (1) are granted at prices equal to the market value of the stock on the date of grant, (2) vest over various terms and, (3) expire over a period of five or ten years from the date of grant.

A summary of stock option activity for the nine months ended September 30, 2004 is as follows:

                                                         Weighted
                                     Number of            Average
                                       Shares          Exercise Price
                                     ----------        ---------------
Outstanding at December 31, 2003     1,710,900            $0.88
  Granted                              165,100             2.07
  Exercised                            (59,750)            0.53
  Forfeited                            (31,250)            0.44
                                     ---------
Outstanding at March 31, 2004        1,785,000             1.01
  Granted                              120,000             1.51
  Exercised                             (6,350)            0.53
  Forfeited                             (1,350)            0.47
                                     ---------
Outstanding at June 30, 2004         1,897,300             1.04
  Forfeited                             (5,000)            0.38
                                     ---------
Outstanding at September 30, 2004    1,892,300             1.04
                                     =========

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2004 AS COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2003.

REVENUE. Revenues increased $5,709,000, or 76.7%, to $13,154,000 for the three months ended September 30, 2004, from $7,445,000 for the three months ended September 30, 2003. This increase is primarily attributed to the December 2003 acquisition of the business assets of the Health & Fitness Services Business of Johnson & Johnson Health Care Systems Inc. ("JJHCS").

GROSS PROFIT. Gross profit increased $1,881,000, or 128.3%, to $3,347,000 for the three months ended September 30, 2004, from $1,466,000 for the three months ended September 30, 2003. This increase is primarily attributed to the acquisition of JJHCS. In addition, primarily as a result of the JJHCS acquisition, gross profit as a percent of revenue increased to 25.4% for the three months ended September 30, 2004, compared to 19.7% for the three months ended September 30, 2003.

OPERATING EXPENSES. Operating expenses increased $1,185,000 to $2,413,000 for the three months ended September 30, 2004, from $1,228,000 for the three months ended September 30, 2003. Of this increase, $220,000 represents a non-cash expense related to the amortization of acquired intangible assets. The remaining increase of $965,000 is primarily attributed to the cost of salaries, benefits and other expenses of the JJHCS management team.

OTHER INCOME AND EXPENSE. Interest expense increased $59,000 to $118,000 for the three months ended September 30, 2004, from $59,000 for the same period in 2003. This increase is due to debt facilities the company secured to finance the JJHCS acquisition and to provide working capital for the combined company. The Company's cost of borrowed funds increased to an average of 9.76% for the third quarter of 2004 from 3.5% for the third quarter of 2003.

INCOME TAXES. Income tax expense increased $272,000 to $330,000 for the three months ended September 30, 2004 compared to $58,000 for the same period in 2003. The increase is due to the increase in operating profit.

DIVIDENDS TO PREFERRED SHAREHOLDERS. To finance the Company's acquisition of JJHCS, the Company sold $1,000,000 of Preferred Stock to Bayview. The Preferred Stock was issued at a price of $1.00 per share, resulting in the issuance of 1,000,000 shares. The Preferred Stock has a stated dividend rate of 6% per year, computed on a simple interest basis, paid in kind in the form of additional shares of Preferred Stock using a price of $1.00 per share ("PIK Dividends"). For the quarter ended September 30, 2004, the Company accrued dividends of $22,000, including a dividend of approximately $7,000 related to a beneficial conversion feature associated with the PIK Dividends.

NET EARNINGS APPLICABLE TO COMMON SHAREHOLDERS. As a result of the above, net earnings applicable to common shareholders for the three months ended September 30, 2004 increased $377,000, or 428.4%, to $465,000, from $88,000 for the three months ended September 30, 2003.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003.

REVENUE. Revenues increased $16,254,000, or 71.6%, to $38,950,000 for the nine months ended September 30, 2004, from $22,696,000 for the nine months ended September 30, 2003. This increase is primarily attributed to the acquisition of JJHCS.

GROSS PROFIT. Gross profit increased $5,175,000, or 110.1%, to $9,876,000 for the nine months ended September 30, 2004, from $4,701,000 for the nine months ended September 30, 2003. This increase is primarily attributed to the acquisition of JJHCS. In addition, primarily as a result of the JJHCS acquisition, gross profit as a percent of revenue increased to 25.4% for the nine months ended September 30, 2004, compared to 20.7% for the nine months ended September 30, 2003.

OPERATING EXPENSES. Operating expenses increased $3,647,000 to $7,278,000 for the nine months ended September 30, 2004, from $3,631,000 for the nine months ended September 30, 2003. Of this increase, $659,000 represents a non-cash expense related to the amortization of acquired intangible assets. The remaining increase of $2,988,000 is primarily attributed to the cost of salaries, benefits and other expenses of the JJHCS management team.

OTHER INCOME AND EXPENSE. Interest expense increased $298,000 to $381,000 for the nine months ended September 30, 2004, compared to $83,000 for the same period in 2003. This increase is due to debt facilities the company secured to finance the JJHCS acquisition and to provide working capital for the combined company. The Company's cost of borrowed funds increased to an average of 7.5% for the nine months ended September 30, 2004, from 3.6% for the same period in 2003.

INCOME TAXES. Income tax expense increased $504,000 to $883,000 for the nine months ended September 30, 2004, compared to $379,000 for the same period in 2003. The increase is due to the increase in operating profit.

DIVIDENDS TO PREFERRED SHAREHOLDERS. For the nine months ended September 30, 2004, the Company accrued dividends on the Preferred Stock held by Bayview in the amount of $65,000, including a dividend of approximately $20,000 related to a beneficial conversion feature associated with the PIK Dividends.

NET EARNINGS APPLICABLE TO COMMON SHAREHOLDERS. As a result of the above, net earnings applicable to common shareholders for the nine months ended September 30, 2004 increased $700,000, or 122.2%, to $1,273,000, from $573,000 for the nine months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased $1,886,000 to $4,141,000 at September 30, 2004, compared to working capital of $2,255,000 at December 31, 2003. The increase in working capital is primarily due to an increase in accounts receivable resulting from the fitness and wellness management contracts acquired in the JJHCS transaction.

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

Working capital advances from the Wells Loan are based upon a percentage of the Company's eligible accounts receivable, less any amounts previously drawn. At the option of the Company, the Wells Loan bears interest at prime or the one-month LIBOR plus a margin of 2.25% to 2.75% based upon the Company's Senior Leverage Ratio (effective rate of 4.75% at September 30, 2004 and 4.00% at December 31, 2003). The availability of the Wells Loan will decrease $250,000 on the last day of each calendar quarter, beginning September 30, 2003, and will expire on June 30, 2007. Borrowing capacity under the Wells Loan totaled $6,250,000 and $7,000,000 at September 30, 2004 and December 31, 2003. At
September 30, 2004, the Company had $1,026,513 outstanding under the Wells Loan. Borrowings under the Wells Loan are collateralized by substantially all of the Company's assets. The Company is required to comply with certain monthly financial covenants, including a fixed charge coverage ratio, minimum earnings before interest, taxes, depreciation and amortization, cash flow leverage ratio and a balance sheet leverage ratio. Beginning on January 31, 2004 and continuing to May 14, 2004, the Company was not in compliance with certain covenants relating to the Wells Loan. On May 14, 2004, Wells Fargo agreed to waive the noncompliance and amend the loan covenants, effective as of January 31, 2004. The Company believes the new loan covenants are more appropriate after taking into consideration the Company's actual financial position following the acquisition of the business assets of JJHCS. Wells Fargo was made aware of the noncompliance shortly after January 31, 2004 and agreed to continue making capital advances to the Company throughout the period as new loan covenants were negotiated. Therefore, the noncompliance had no impact on the Company's liquidity, capital resources or results of operations. At September 30, 2004, the Company was in compliance with all of its loan covenants.

On August 25, 2003, the Company entered into a $3,000,000 Securities Purchase Agreement with Bayview to provide the Company with acquisition financing and general working capital (the "Bayview Investment"). The Bayview Investment was initially structured as a bridge note (the "Bridge Note"), the proceeds of which were placed into escrow to fund a portion of the JJHCS asset purchase.

On December 8, 2003 (the "Effective Date"), the $3,000,000 Bridge Note issued to Bayview was converted into a $2,000,000 term note (the "Term Note"), $1,000,000 of Preferred Stock and a warrant to purchase common stock of the Company (the "Warrant") per the terms set forth in the August 25, 2003 Securities Purchase Agreement. The Term Note bears interest at 12% per year, payable monthly, and will mature on December 8, 2008. The Term Note may be prepaid, in whole or in part, at any time, provided that the prepayment is accompanied by a premium ranging from 5% in year 1 to 1% in year 5. The Bayview Investment is secured by a subordinated security interest in substantially all of the Company's assets. The Bayview Investment contained identical financial covenants to those in the Wells Loan described above, and on May 14, 2004, Bayview agreed to join with Wells Fargo in waiving this noncompliance and amending the covenants. The noncompliance with these financial covenants had no impact on the Company's liquidity, capital resources or results of operations, and the Company believes the amended covenants are more appropriate after taking into consideration the Company's actual financial position following the acquisition of the business assets of JJHCS. At September 30, 2004, the Company was in compliance with all of its loan covenants.

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

The Company has no off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities. Refer to the footnotes in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, for disclosure related to the Company's "Commitments and Contingencies."

On a short and long-term basis, the Company believes that sources of capital to meet future obligations will be provided by cash generated through operations and the Wells Loan. The Company does not believe that inflation has had a significant impact on the results of its operations.

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

CAUTIONARY STATEMENT

 The foregoing discussion and other statements in this report contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on current expectations or beliefs concerning future events. Such statements can be identified by the use of terminology such as "anticipate," "believe," "estimate," "expect," "intend," "may," "could," "possible," "plan," "project," "will," "forecast" and similar words or expressions, specifically including a statement regarding the Company's belief that sources of capital to meet future obligations will be provided by cash generated through operations and its Wells Loan. These forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in these statements. Please refer to Management's Discussion and Analysis contained within the Company's Annual Report on Form 10-K for the year ended December 31, 2003, for cautionary statements on important factors to consider in evaluating the forward-looking statements included in this Form 10-Q.

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

PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Item 3 (Legal Proceedings) of the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits

See Exhibit Index on page following signatures

(b)         Reports on Form 8-K

On August 3, 2004, the Company filed a Form 8-K providing a press release dated August 2, 2004 regarding its 2004 second quarter financial results.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.Dated: November 8, 2004

HEALTH FITNESS CORPORATION.

By         /s/ Jerry V. Noyce
  -----------------------------------------
Jerry V. Noyce
Chief Executive Officer
(Principal Executive Officer)

By       /s/ Wesley W. Winnekins
  -----------------------------------------
Wesley W. Winnekins
Chief Financial Officer(Principal
Financial and Accounting Officer)

                                  EXHIBIT INDEX
                           HEALTH FITNESS CORPORATION
                                   FORM 10-Q

Exhibit #      Description

 *10.10        Agreement Regarding Closing of Escrow Account, by and among Health Fitness Corporation, Johnson & Johnson
               Healthcare Systems Inc., Wells Fargo Bank, National Association (as Lender) and Wells Fargo Bank, National
               Association (as Escrow Agent)

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