Form 10-K
period 2004-12-31
HEALTH FITNESS CORP /MN/
filed 2005-03-31
CIK 886432

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

      As of June 30, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last quoted price at which such stock was sold on such date as reported by the OTC Bulletin Board, was approximately $16,723,770.

      As of March 30, 2005, 12,652,370 shares of the registrant's common stock, $.01 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE PROXY STATEMENT FOR THE 2005 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT.

ITEM  1. BUSINESS

OVERVIEW

Health Fitness Corporation, together with its wholly-owned subsidiaries (collectively, the "Company"), provides fitness and health management services and programs to corporations, hospitals, communities and universities located in the United States and Canada.

On December 8, 2003, the Company purchased the business assets of the Health & Fitness Services Division of Johnson & Johnson Health Care Systems Inc., or as referred to herein as JJHCS. Prior to the acquisition, the Company was the largest provider of corporate fitness management services, while JJHCS was a leading provider of employee health and wellness management services, although JJHCS also managed corporate fitness centers. The Company completed this acquisition in order to broaden its platform of fitness center management contracts, as well as to obtain additional expertise in the area of employee health promotion and management services. By combining the best practices, programs and people of both companies, the Company believes it is uniquely positioned to meet the growing demands of major corporations by providing solutions that address employee health issues and the rising cost of corporate healthcare.

As the leading provider of fitness and health management services and programs, the Company currently has agreements with approximately 150 customers to manage more than 400 fitness and wellness centers, including 224 corporate fitness centers, 55 corporate wellness programs, 13 corporate occupational health programs, 17 hospital, commercial and university-based fitness centers and wellness programs and 95 corporate sites that do not have full-time staff. Approximately 70 of the Company's customers are Fortune 1000 companies.

The Company, a Minnesota corporation, has its executive offices at 3600 American Blvd W., Suite 560, Bloomington, Minnesota 55431, and its telephone number is
(952) 831-6830. The Company maintains an internet website at www.hfit.com.

BUSINESS MODEL

Major corporations, hospitals and universities invest in fitness centers and health improvement programs for several reasons. First, it is widely understood that healthier employees are more productive, experience reduced levels of stress and are absent from work less often due to illness. Additionally, companies are struggling to deal with the escalating cost of providing employee healthcare benefits, which has increased at double-digit rates due to technological advancements and the decreasing overall health of employees within the labor market. Many companies are beginning to recognize that employees are their most important asset, and consider employee health improvement initiatives a top priority.

To capitalize on the fitness and health management opportunities within the corporate, hospital, community and university markets, the Company reorganized in March 2005, to focus more clearly on the two core areas of its business:
Fitness Management Services and Health Management Services. Within each area, the Company provides three types of services: (i) Staffing Services, (ii) Program Services and (iii) Consulting Services. On a combined basis, Staffing Services currently account for 95.2% of total revenue, Programs Services account for 4.5% of total revenue and Consulting Services account for 0.3% of total revenue.

FITNESS MANAGEMENT SERVICES

STAFFING SERVICES. The Company has agreements with corporations to staff and manage fitness centers that have been developed by these companies for use by employees. Our customers invest the resources to develop and equip these fitness centers, and generally pay for all operating expenses. The Company derives revenue from these services through the reimbursement of staff costs, including wages, taxes and benefits, reimbursement of the cost of liability insurance, and also receives a management fee to cover the cost of regional and corporate support services. The Company has agreed to manage a limited number of corporate fitness centers on a cost-neutral or for-profit basis without receiving a management fee from the corporate owner of such centers. Neither the revenues nor the operating costs from such contracts are material at this point, but it is possible that this management model will become more prevalent in the future.

PROGRAM SERVICES. Services in this category are generally provided at the Company's managed fitness centers and include personal training, weight loss programs, seminars, specialty fitness classes and massage therapy. The Company derives revenue from these programs, typically from the individual member, on a fee-for-service basis.

CONSULTING SERVICES. Companies that are planning new fitness centers employ the Company to develop floor plan designs, interior design plans, selection and sourcing of fitness equipment and fitness program design. For companies that desire to develop a commercial fitness center, the Company can perform a comprehensive analysis of market potential for the center. Services can include demographic analysis, market analysis, and multiple-year financial business plan development.

HEALTH MANAGEMENT SERVICES

STAFFING SERVICES. The Company has agreements with corporations to staff and manage the delivery of health promotion programs, lifestyle counseling services to onsite and remote customer employees and injury prevention and treatment services. These relationships may or may not involve the management of an on-site fitness center. The Company derives revenue from these services through the reimbursement of staff costs, including wages, taxes and benefits, reimbursement of the cost of liability insurance, and also receives a management fee to cover the cost of regional and corporate support services.

PROGRAM SERVICES. The Company offers a comprehensive menu of products and services to assess the health risks of customer employees, as well as lifestyle programs that target specific health risks. Such services are either developed within the Company or are made available through third-party partners, and include paper and web-based health risk assessments, biometric screenings to assess blood profiles, data collection, management and reporting and educational literature and programs. The Company can also offer its customers access to the HFC e-Health Platform, an electronic health education platform.

The Company also offers health improvement advisory services to customer employees. Such services can range from interpretation of health risk assessment and screening results, to individualized health improvement coaching support. These services can be delivered face-to-face using trained Company staff, or telephonically through qualified partners.

Through its Occupational Health practice, the Company offers on-site programs to prevent, manage and treat musculo-skeletal disorders in the work environment. Services include ergonomic injury prevention, discomfort management and physical therapy treatment.

Revenue from these program services are generally paid by the corporate customer, although such customer may ask its employees to share in the cost.

CONSULTING SERVICES. The Company can also provide its customers with a comprehensive analysis of the effectiveness of employee health improvement programs, with a focus on improving return on investment. This service also creates a road map for companies that are considering investing in an employee health and wellness initiative. The Company also provides a suite of occupational health consulting services, including injury prevention program design, work-hardening programs, injury treatment and return-to-work programs and regulatory compliance consulting.

Within these two areas of business, the duration of the Company's management services agreements vary widely, from those that are month-to-month, to those that have a term of up to 5 years. A typical management services contract carries a term of three years, with revenue recognized upon delivery of service. Contract duration for Program and Consulting Services generally ranges from month-to-month to twelve months, depending on the scope of services to be delivered. Revenue for these services are recognized upon delivery of service.

The Company manages its business by looking at the component revenue derived from its Fitness and Health Management Services areas of business. The following table provides a breakout of these revenues for each of the years ending December 31, 2004, 2003 and 2002:

                                              Unaudited
                               -----------------------------------------
                                  2004           2003           2002
                               -----------    -----------    -----------
Fitness Management Services

Staffing Services              $38,949,432    $28,330,612    $27,518,808
Program Services                 2,069,228        815,940        222,776
Consulting Services                160,263         50,500        123,413
                               -----------    -----------    -----------
                                41,178,923     29,197,052     27,864,997
                               -----------    -----------    -----------
Health Management Services

Staffing Services               10,975,012      2,192,085              -
Program Services                   277,498         49,149              -
Consulting Services                 23,235         40,536              -
                               -----------    -----------    -----------
                                11,275,745      2,281,770              -
                               -----------    -----------    -----------
Total Revenue

Staffing Services               49,924,444     30,522,697     27,518,808
Program Services                 2,346,726        865,089        222,776
Consulting Services                183,498         91,036        123,413
                               -----------    -----------    -----------
                               $52,454,668    $31,478,822    $27,864,997
                               -----------    -----------    -----------

GROWTH STRATEGY

The Company's growth strategy is to continue to expand its Fitness and Health Management Staffing Services, along with continuing to grow its Program and Consulting Services revenue from existing and prospective customers. In the long-term, Management believes that the Company can be the leading integrator of fitness and health services for corporations and other large organizations. Key elements of the Company's growth strategy include:

      - Further develop Fitness and Health Management Programs and Services through internal expertise, partnerships and potential mergers or acquisitions.

      - Expand existing Fitness Management customer relationships to include comprehensive Health Management Services.

      - Pursue customer opportunities with mid-sized companies and other smaller organizations.

      - Continue to pursue opportunities to offer on-site Fitness and Health Management Services for large organizations.

      -     Explore international growth opportunities.

OPERATIONS

The Company is reorganized into two operational areas, Fitness Management and Health Management, effective March 15, 2005. This reorganization both reflected and formalized the Company's focus on these two core areas of operation over the past two years. In Fitness Management, there are two National Vice Presidents, each of whom manage a number of regions. In Health Management, there is one National Vice President, who manages all of the Company's health management customers. Each region, which is generally organized along geographic lines, is headed by a Regional Vice President who is responsible for fitness center and wellness program staffing, as well as managing service quality, financial performance and client relationships. A typical fitness center is managed by a team of degreed fitness professionals, under the leadership of the center Program Manager. The Program Manager has day-to-day operating responsibility for the center, including staff management, customer relations, membership sales, implementation and promotion of fitness and health programs and the financial performance of the center.

The Company's corporate office provides centralized administrative support, including accounting and finance, human resources and payroll, information and technology systems, sales and marketing, as well as general management for the development and delivery of the Company's Program Services.

SALES AND MARKETING

The Company markets its services to both corporations and members of the fitness centers it manages. The Company's sales force actively pursues new corporate customers across a wide variety of industries. The Company's sales force is primarily responsible for identifying potential corporate customers and sales lead partners, and managing the overall sales process.

The Company has a corporate marketing department that supports its managed fitness centers through the development of marketing programs and promotional materials.

SIGNIFICANT CUSTOMER RELATIONSHIP

At December 31, 2004, the Company had one customer relationship that provided 10.3% of its total revenue. For this customer, the Company provides fitness center management and wellness program administration services for approximately 55 locations. The agreement expires December 31, 2006, and will automatically renew for successive one year periods unless either party delivers written notice at least 90 days prior to termination. The Company believes that its relationship with this customer is good.

COMPETITION

Within the business-to-business fitness and health management services industry, there are relatively few national competitors. However, virtually all markets are home to regional providers that manage several sites within their geographic areas. With its national presence and almost 30 years of history, management believes that the Company is recognized as a leading provider of corporate fitness and health management services, and is well positioned to compete in this industry.

PROPRIETARY RIGHTS

The Company has three registered trademarks, "Insight"(R), "It Pays To Be Healthy"(R) and "Live For Life"(R). The Company does not have any other significant proprietary rights.

GOVERNMENT REGULATION

Management believes that there currently is no significant government regulation which materially limits the Company's ability to provide fitness and health management and consulting services to its corporate, hospital, community and university-based clients.

EMPLOYEES

At December 31, 2004, the Company had 760 full-time and 2,570 part-time and on-call employees, of which approximately 40 were employed at the Company's corporate, divisional and regional offices, with the remainder primarily engaged in the staffing of fitness, wellness and occupational health centers and programs. The Company has an agreement with the United Auto Workers Union regarding approximately 10 of its employees that work at fitness centers owned by DaimlerChrysler Corporation. Management believes its relationship with employees is good.

INDEMNIFICATION OBLIGATIONS

A majority of the Company's management agreements include a provision that obligates the Company to indemnify and hold harmless the customer and their employees, officers and directors from any and all claims, actions and/or suits (including attorneys' fees) arising directly or indirectly from any act or omission of the Company or its employees, officers or directors in connection with the operation of the Company's business. A majority of these management contracts also include a provision that obligates the customer to indemnify and hold the Company harmless against all liabilities arising out of the acts or omissions of the customer, their employees and agents. The Company can make no assurance that claims by its customers, or their employees, officers or directors, will not be made in the course of operating the Company's business.

INSURANCE

The Company maintains the following types of insurance policies: commercial general liability, professional liability, automobile liability, commercial property, employee dishonesty, employment practices, directors and officers liability, workers compensation and excess umbrella liability. The policies provide for a variety of coverages and are subject to various limitations, exclusions and deductibles. While the Company believes its insurance policies to be sufficient in amount and coverage for its current operations, there can be no assurance that coverage will continue to be available in adequate amounts or at a reasonable cost, and there can be no assurance that the insurance proceeds, if any, will cover the full extent of loss resulting from any claims.

AVAILABLE INFORMATION

The Company files reports with the Securities and Exchange Commission, or as referred to herein as the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and other reports from time to time. The Company is an electronic filer and the SEC maintains an Internet site at www.sec.gov that contains the reports, proxy, information statements and other information filed electronically. In addition, the Company maintains at its website, and makes available free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such information is filed electronically with the SEC. The information provided on the Company's website is not a part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

OUTLOOK AND TRENDS

The high cost of employee health care has become a key concern for many corporations. According to published reports, annual health care costs are expected to continue to increase at double digit rates for the next several years due to a number of factors, including an aging workforce, unhealthy populations entering the workforce and obesity-related medical conditions due to poor nutrition and inactivity. Management believes that many companies will be interested in addressing the health needs of employees, their dependents and retirees, including implementation of specific strategies to help "at-risk" individuals, as part of a broader strategy to reduce health care costs. The Company believes that it can provide the products, services, expertise and personnel to meet this objective.

The U.S. economy has experienced recessionary pressures in recent years, which has negatively affected the corporate landscape. The Company continues to feel the effect of these economic changes in the form of competitive prices the Company must offer for its services in order to renew its customer agreements, or to obtain new customers. Although the Company believes that price competition will not materially affect results of operations, the Company believes that price competition will continue for the foreseeable future.

A trend that may further develop within the Company's fitness center management business relates to companies asking service providers to operate their fitness centers on a cost-neutral or for-profit basis. These cost-conscious companies desire to minimize or eliminate the subsidization of fitness center operating costs by keeping costs within the revenues being realized from employee memberships and other sources of revenue. In connection with this form of business model, the Company would derive its management fee revenue not from its corporate client, but from the profits of the fitness center. The application of this business model may require the Company to fund operating losses until enough memberships are sold to realize profitability. The Company believes it may have to fund operating losses for such centers up to twenty-four months before profitability could be reached. However, the Company believes this model will enable the Company to leverage its experience managing for-profit fitness centers, and may result in higher gross margins and profitability. Currently, existing contracts representing this business model do not present a material risk or represent a material contribution to the Company's results of operation. However, there is no assurance that the number and scope of such contracts will not become material in the future or that the Company will be able to manage such centers profitably or to fund losses for these centers until profitability is achieved.

RISK FACTORS/FORWARD-LOOKING STATEMENTS

The foregoing discussion and the discussion contained in Item 7 of this Form 10-K contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on current expectations or beliefs concerning future events. Such statements can be identified by the use of terminology such as "anticipate," "believe," "estimate," "expect," "intend," "may," "could," "possible," "plan," "project," "will," "forecast" and similar words or expressions. The Company's forward-looking statements generally relate to its growth strategies, recent reorganization, financial results, marketing efforts, acquisition plans and cash requirements. Although it is not possible to foresee all of the factors that may cause actual results to differ from the Company's forward-looking statements, such factors include, among others, the risk factors that follow. However, Investors are cautioned that all forward-looking statements involve risks and uncertainties.

THE COMPANY MAY EXPERIENCE DIFFICULTY MANAGING GROWTH, INCLUDING ATTRACTING QUALIFIED STAFF. The Company has experienced substantial growth during the past few years, both organically and by acquisition. The Company's ability to grow in the future will depend on a number of factors, including the ability to obtain new customers, expand existing customer relationships, develop additional fitness and health improvement programs and services and hire and train qualified staff. The Company may experience difficulty in attracting and retaining qualified staff in various markets to meet growth opportunities. Further, in order to attract qualified staff, the Company may be required to pay higher salaries and enhance benefits in more competitive markets, which may result in a material adverse effect on the Company's results of operation and financial condition. Sustaining growth may require the Company to sell its services at lower prices to remain competitive, which may result in a material adverse effect on the Company's results of operation and financial condition. There can be no assurance that the Company will be able to manage expanding operations effectively or that it will be able to maintain or accelerate its growth, and any failure to do so may result in a material adverse effect on the Company's results of operation and financial condition.

FAILURE TO DEVELOP AND ACQUIRE HEALTH MANAGEMENT PROGRAMS AND SERVICES COULD HAVE A NEGATIVE EFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS. The Company's growth strategy depends in part upon continuous development and improvement of attractive and effective health management programs and services. The Company's failure to anticipate trends or to successfully develop, improve or implement such programs or services may have a material adverse effect on the Company's results of operation and financial condition. The Company currently contracts with third party partners to provide a portion of such programs and services and anticipates that this will continue to be the case. If any of such third party partners no longer made these programs and services available to the Company, there is no assurance that the Company would be able to replace such third-party partner programs and services, and if the Company could not do so, the Company's ability to pursue its growth strategies would be seriously compromised.

THE COMPANY IS DEPENDENT ON MAINTAINING ITS CORPORATE RELATIONSHIPS. The majority of the Company's contracts are with large corporations regarding the management of on-site fitness centers. While the specific terms of such agreements vary, some contracts are subject to early termination by the corporate customer without cause. Although the Company has a history of consistent contract renewals, there can be no assurance that future renewals will be secured. The early termination or non-renewal of corporate contracts may have a material adverse effect on the Company's results of operation and financial condition.

THE COMPANY'S CUSTOMERS ARE PRIMARILY CORPORATIONS AND THEREFORE ITS FINANCIAL RESULTS ARE SUBJECT TO GENERAL ECONOMIC CONDITIONS. The Company's revenue, expenses and net income are subject to general economic conditions. A significant portion of the Company's revenue is derived from companies who historically have reduced their expenditures for on-site fitness management services during economic downturns. Should the economy weaken, or experience more significant recessionary pressures, corporate customers may reduce or eliminate their expenditures for on-site fitness center management services, and prospective customers may not commit resources to such services. Also, should the size of a customer's workforce be reduced, the Company may have to reduce the number of staff assigned to manage a customer's fitness center. Additionally, the Company's operations in Canada are subject to foreign currency risk, although these operations currently represent less than 5% of the Company's overall revenues. These factors may have a material adverse effect on the Company's results of operation and financial condition.

THE COMPANY IS DEPENDENT ON ITS KEY EMPLOYEES. THE LOSS OF ANY OF THESE EMPLOYEES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR PERFORMANCE AND RESULTS OF OPERATIONS. The success of the Company is highly dependent on the efforts, abilities and continued services of its executive officers and other key employees. The loss of any of the executive officers or key employees may have a material adverse effect on the Company results of operation and financial condition. The Company believes that its future success will depend on its ability to attract, motivate and retain highly-skilled corporate, divisional, regional and site-based personnel. Although historically the Company has been successful in retaining the services of its senior management, there can be no assurance that the Company will be able to do so in the future.

THE COMPANY OPERATES WITHIN A HIGHLY COMPETITIVE MARKET AGAINST FORMIDABLE COMPANIES. The Company competes for new and existing corporate customers in a highly fragmented and competitive market. Management believes that the Company's ability to compete successfully depends on a number of factors, including quality and depth of service, locational convenience and cost. The market for on-site fitness center management services is price-sensitive. From time to time, the Company may be at a price disadvantage with respect to the competition, as such competition may propose a substantially lower price than the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors, or that competitive pressures faced by the Company will not have a material adverse effect on the Company's results of operation and financial condition.

THE COMPANY'S RESULTS OF OPERATIONS COULD BE ADVERSELY IMPACTED BY LITIGATION. Because of the nature of its business, the Company expects that it may be subject to claims and litigation alleging negligence or other grounds for liability arising from injuries or other harm to the customers it serves. The Company has occasionally been named a defendant in claims relating to accidents that occurred in the fitness centers it manages. There can be no assurance that additional claims will not be filed, and that the Company's insurance will be adequate to cover liabilities resulting from any claim.

THE COMPANY COULD EXPERIENCE A POTENTIAL DEPRESSIVE EFFECT ON THE PRICE OF ITS COMMON STOCK FOLLOWING THE EXERCISE AND SALE OF EXISTING CONVERTIBLE SECURITIES. At December 31, 2004, the Company had outstanding stock options and warrants to purchase an aggregate of 3,336,870 shares of common stock. The Company also had outstanding 1,063,945 shares of preferred stock that are convertible into 2,127,890 shares of common stock. The exercise of such outstanding stock options and warrants and the sale of the common stock acquired thereby, as well as the conversion of preferred stock and the sale of common stock acquired thereby, may have a material adverse effect on the price of the Company's common stock. In addition, the exercise of such outstanding stock options and warrants and sale of such shares of the Company's common stock could occur at a time when the Company might otherwise be able to obtain additional equity capital on terms and conditions more favorable to the Company.

THE COMPANY HAS RECENTLY HAD TO IMPLEMENT A BUSINESS MODEL FOR MANAGING CORPORATE FITNESS CENTERS ON A COST-NEUTRAL OR FOR-PROFIT BASIS. SUCH MODEL MAY NOT BE PROFITABLE. The Company has, on a limited basis, implemented a model of managing corporate fitness centers on a cost-neutral or for-profit basis without receiving a management fee from the corporate owner of such centers. Corporate-owned centers are resistant to significant membership fees and fee increases, and the Company may not be successful in sufficiently managing costs and/or in raising service levels and associated revenues, as required to achieve profit objectives.

ITEM 2. PROPERTIES

The Company leases approximately 8,000 square feet of commercial office space in Bloomington, Minnesota, under a lease that expires in October 2007. The Company's monthly base rent for this office space is approximately $10,700, plus taxes, insurance and other related operating costs. Additionally, the Company leases approximately 1,500 square feet of commercial office space in Piscataway, New Jersey, under a lease that expires on December 31, 2005. The Company's monthly rent for this office space is $1,500.

ITEM 3. LEGAL PROCEEDINGS

The Company is, from time to time, subject to claims and suits arising in the ordinary course of its business. Such claims have, in the past, generally been covered by insurance. Management believes the resolution of other legal matters will not have a material effect on the Company's financial condition or results of operations, although no assurance can be given with respect to the ultimate outcome of any such actions. Furthermore, there can be no assurance that the Company's insurance will be adequate to cover all liabilities that may arise out of claims brought against the Company.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Trading of the Company's common stock is conducted in the over-the-counter markets (often referred to as "pink sheets") or on the OTC Bulletin Board.

The following table sets forth, for the periods indicated, the range of low and high sale prices for the Company's common stock.

                            Low     High
                           -----    ----
Fiscal Year 2004:
         Fourth quarter    $1.52    $2.95
         Third quarter      1.37     1.75
         Second quarter     1.40     1.90
         First quarter      1.21     2.15

                            Low     High
                           -----    ----
Fiscal Year 2003:
         Fourth quarter    $1.01    $1.33
         Third quarter      0.51     1.01
         Second quarter     0.39     0.55
         First quarter      0.38     0.50

At March 30, 2005, the published high and low sale prices for the Company's common stock were $2.65 and $2.60 per share respectively. On March 30, 2005, there were issued and outstanding 12,652,370 shares of common stock of the Company.

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

In 2004, 2003 and 2002, 80,454, 53,423 and 32,411 common shares were issued to
Company employees in connection with their purchase of stock through the Company's Employee Stock Purchase Plan.

The Company did not repurchase any of its securities during the fourth quarter ending December 31, 2004.

ITEM 6. SELECTED FINANCIAL DATA

The data given below as of and for each of the five years in the period ended December 31, 2004, has been derived from the Company's Audited Consolidated Financial Statements. Such data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein and in conjunction with Managements Discussion and Analysis of Financial Condition and Results of Operation.

                                                              Years Ended December 31,
                                               2004         2003          2002         2001         2000
STATEMENT OF OPERATIONS DATA (in
thousands except per share amounts):

REVENUE                                      $ 52,455     $ 31,479      $ 27,865     $ 25,910     $ 26,191

NET EARNINGS (LOSS) APPLICABLE TO COMMON
SHAREHOLDERS                                    1,588          (27)        3,001        1,806          930

NET EARNINGS PER COMMON SHARE:
   Basic                                     $   0.13     $   0.00      $   0.24     $   0.15     $   0.08
   Diluted                                   $   0.10     $   0.00      $   0.24     $   0.15     $   0.07

BALANCE SHEET DATA (in thousands):

TOTAL ASSETS                                 $ 20,901     $ 19,808      $ 12,956     $ 10,199     $ 10,399

LONG-TERM DEBT                               $  1,613     $  4,350             -            -     $     25

SHAREHOLDERS' EQUITY                         $ 11,484     $  9,732      $  9,079     $  6,063     $  4,195

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS DESCRIPTION

Health Fitness Corporation, together with its wholly-owned subsidiaries, or as referred to herein as the Company, provide fitness and health management services and programs to corporations, hospitals, communities and universities located in the United States and Canada.

On December 8, 2003, the Company purchased the business assets of the Health & Fitness Services Division of Johnson & Johnson Health Care Systems Inc., or as referred to herein as JJHCS. Prior to the acquisition, the Company was the largest provider of corporate fitness management services, while JJHCS was a leading provider of employee health and wellness management services, although JJHCS also managed corporate fitness centers. The Company completed this acquisition in order to broaden its platform of fitness center management contracts, as well as to obtain additional expertise in the area of employee health promotion and management services. By combining the best practices, programs and people of both companies, the Company believes it is uniquely positioned to meet the growing demands of major corporations by providing solutions that address employee health issues and the rising cost of corporate healthcare.

As the leading provider of fitness and health management services and programs, the Company currently has agreements with approximately 150 customers to manage more than 400 fitness and wellness centers, including 224 corporate fitness centers, 55 corporate wellness programs, 13 corporate occupational health programs, 17 hospital, commercial and university-based fitness centers and wellness programs and 95 corporate sites that do not have full-time staff. Approximately 70 of the Company's customers are Fortune 1000 companies.

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

Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of their consolidated financial statements.

Revenue Recognition - Revenue is recognized at the time the service is provided to the customer. For annual contracts, monthly amounts are recognized ratably over the term of the contract. Certain services provided to the customer may vary on a periodic basis. The revenues relating to these services are estimated in the month that the service is performed. Amounts received from customers in advance of providing services are treated as deferred revenue and recognized when the services are provided. The Company has contracts with third-parties to provide ancillary services in connection with their fitness and wellness management services and programs. Under such arrangements, the third-parties invoice and receive payments from the Company based on transactions with the ultimate customer. The Company does not recognize revenues related to such transactions as the ultimate customer assumes the risk and rewards of the contract and the amounts billed to the customer are either at cost or with a fixed markup.

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

Stock-Based Compensation - The Company utilizes the intrinsic value method of accounting for its stock based employee compensation plans. All options granted had an exercise price equal to the market value of the underlying common stock on the date of grant and accordingly, no compensation cost is reflected in net earnings for the years ended December 31, 2004, 2003, and 2002.

RESULTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2004 AND 2003

REVENUE. Revenue increased $20,976,000, or 66.6%, to $52,455,000 for 2004, from
$31,479,000 for 2003. Of this increase, $18,761,000 is attributable to the acquisition of JJHCS, and $641,000 is attributable to revenue from new management contracts secured in 2004. Also contributing to this increase is a $92,000 increase in consulting revenue. The remaining increase of $1,482,000 is attributable to an increase in sales of the Company's fitness and health improvement program services.

GROSS PROFIT. Gross profit increased $6,924,000, or 105.9%, to $13,459,000 for 2004, from $6,535,000 for 2003. Of this increase, $6,298,000 is attributable to growth of management and program services related to the acquisition of JJHCS. The remaining increase of $626,000 is attributable to new management contracts secured in 2004, as well as growth in our fitness and health improvement program services.

OPERATING EXPENSES AND OPERATING INCOME. Operating expenses increased $4,752,000, or 92.0%, to $9,919,000 for 2004, from $5,167,000 for 2003. Of this increase, $805,000 represents a non-cash expense related to the amortization of acquired intangible assets. The remaining increase of $3,947,000 is primarily attributed to the cost of salaries, benefits and other expenses of the JJHCS management team.

As a result of the previously discussed changes in gross profit and operating expenses, operating income increased $2,173,000, or 158.8%, to $3,541,000 for 2004, from $1,368,000 for 2003.

OTHER INCOME AND EXPENSE. Interest expense increased $261,000 to $466,000 for 2004, from $204,000 for 2003. This increase is primarily due to the debt facilities the Company secured to finance the JJHCS acquisition. In addition, the Company incurred a $475,000 one-time charge in December 2004, of which $395,000 was non-cash, in connection with the early repayment of a $2,000,000 Senior Secured Subordinated Note.

INCOME TAXES. Current income tax expense increased $399,000 to $928,000 for 2004, from $529,000 for 2003. This increase is attributable to the increase in earnings before income taxes.

The changes in income tax expense between 2004 and 2003 had no material effect on the Company's cash position for 2004 due to available net operating loss carryforwards.

The Company's effective tax rate decreased to 35.7% for 2004, compared to 45.5% for 2003. This decrease is primarily attributable to an adjustment to deferred tax assets relating to a change in the Company's computation of state net operating loss utilization.

NET EARNINGS. As a result of the above, net earnings for 2004 increased $1,041,000 to $1,674,000, compared to net earnings of $633,000 for 2003.

DIVIDENDS TO PREFERRED SHAREHOLDERS. To finance the Company's acquisition of JJHCS, the Company sold $1,000,000 in Series A Convertible Preferred Stock, or as referred to herein as the Preferred Stock, to Bayview Capital Partners LP, or as referred to herein as Bayview. The Preferred Stock was issued to Bayview at a price of $1.00 per share, resulting in the issuance of 1,000,000 shares. The Preferred Stock has a stated dividend rate of 6% per year, computed on a simple interest basis, paid in kind in the form of additional shares of Preferred Stock using a price of $1.00 per share, or as referred to herein as the PIK Dividends. The Company accrued dividends of $86,400 and $3,834 for the years ended December 31, 2004 and 2003.

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

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

REVENUE. Revenue increased $3,614,000, or 13.0%, to $31,479,000 for 2003, from $27,865,000 for 2002. Of this increase, $1,220,000 is attributed to the acquisition of JJHCS. The remaining increase of $2,394,000 is attributed to the addition of new contracts in our current lines of business and the expansion of services under existing contracts.

GROSS PROFIT. Gross profit increased $608,000, or 10.3%, to $6,535,000 for 2003, from $5,927,000 for 2002. Of this increase, $379,000 is attributed to the acquisition of JJHCS. The remaining increase of $229,000 is attributed to the addition of new contracts in our current lines of business and the expansion of services under existing contracts. As a percent of revenue, gross profit decreased to 20.8% for 2003 from 21.3% for 2002. This decrease is primarily due to start-up expenses for two corporate fitness centers the Company began managing during 2003 on an at-risk basis. The Company believes that gross margins at these centers will improve over time as new memberships are sold.

OPERATING EXPENSES AND OPERATING INCOME. Operating expenses increased $550,000, or 11.9%, to $5,167,000 for 2003, from $4,617,000 for 2002. This increase is due to a $379,000 increase in salary expense, which is primarily attributed to additional staff related to the Company's acquisition of JJHCS, and higher employee benefits costs. The $171,000 increase in selling, general, and administrative expenses is primarily due to the Company's acquisition, including approximately $74,000 of acquisition-related depreciation and amortization and $60,000 of professional fees that could not be capitalized.

As a result of the previously discussed changes in gross profit and operating expenses, operating income increased $59,000, or 4.5%, to $1,368,000 for 2003, from $1,309,000 for 2002.

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

The Company's deferred income tax expense increased $2,659,000 to $450,000 for 2003, from a benefit of $2,209,000 for 2002. This increase is attributable to the Company reducing its remaining deferred tax asset valuation allowance during the year ended December 31, 2002.

The changes in income tax expense between 2003 and 2002 had no material effect on the Company's cash position for 2003.

NET EARNINGS. As a result of the above, net earnings for 2003 decreased $2,368,000 to $633,000, compared to net earnings of $3,001,000 for 2002.

DIVIDENDS TO PREFERRED SHAREHOLDERS. To finance the Company's acquisition of JJHCS, the Company sold the Preferred Stock to Bayview. The Preferred Stock was issued to Bayview at a price of $1.00 per share, resulting in the issuance of 1,000,000 shares. As of December 31, 2003, the Company accrued PIK Dividends of $3,834.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased $1,701,000 to $3,956,000 for 2004, from $2,255,000 for 2003. This increase is largely attributable to the increase in accounts receivable and deferred tax assets, offset by increases in accounts payable, accrued salaries, wages and payroll taxes, as well as deferred revenue.

On August 22, 2003, the Company entered into a $7,500,000 Credit Agreement with Wells Fargo Bank, N.A. to provide the Company with acquisition financing and general working capital, or referred to herein as the Wells Loan. The initial draw on the Wells Loan totaled $1,255,204, which was used to refinance a revolving line of credit with Merrill Lynch Business Financial Services, Inc., or referred to herein as the Merrill Lynch Loan. The Company repaid all amounts owed, and canceled the Merrill Lynch Loan, which accrued interest at the one-month LIBOR rate plus 2.35%. On August 25, 2003, the Company made a draw of $2,250,000 on the Wells Loan, the proceeds of which were placed into escrow to fund a portion of the JJHCS asset purchase.

Working capital advances from the Wells Loan are based upon a percentage of the Company's eligible accounts receivable, less any amounts previously drawn. At the option of the Company, the Wells Loan bears interest at prime or the one-month LIBOR plus a margin of 2.25% to 2.75% based upon the Company's Senior Leverage Ratio (effective rate of 5.25% and 4.00% at December 31, 2004 and
2003). The availability of the Wells Loan decreased $250,000 on the last day of each calendar quarter, beginning September 30, 2003, and will expire on June 30, 2007. Borrowing capacity under the Wells Loan totaled $6,000,000 and $7,000,000 at December 31, 2004 and 2003, and all borrowings are collateralized by substantially all of the Company's assets. The Company is required to comply with certain quarterly financial covenants, including a fixed charge coverage ratio, minimum earnings before interest, taxes, depreciation and amortization, cash flow leverage ratio and a balance sheet leverage ratio. At December 31, 2004, the Company had $1,612,759 outstanding under the Wells Loan, and was in compliance with all of its financial covenants.

On August 25, 2003, the Company entered into a $3,000,000 Securities Purchase Agreement with Bayview to provide the Company with acquisition financing and general working capital, referred to herein as the Bayview Investment. The Bayview Investment was initially structured as a bridge note, referred to herein as the Bridge Note, the proceeds of which the Company placed into escrow to fund a portion of the JJHCS asset purchase.

On December 8, 2003, the $3,000,000 Bridge Note issued to Bayview was converted into a $2,000,000 term note, referred to herein as the Term Note, $1,000,000 in Preferred Stock and a warrant to purchase common stock of the Company per the terms set forth in the August 25, 2003 Securities Purchase Agreement. The Term Note bears interest at 12% per year, payable monthly, and will mature on December 8, 2008. The Term Note may be prepaid, in whole or in part, at any time, provided that the prepayment is accompanied by a premium ranging from 5% in year 1 to 1% in year 5. The Bayview Investment is secured by a subordinated security interest in substantially all of the Company's assets.

The Bayview Investment contains identical financial covenants to those in the Wells Loan described above. At December 31, 2004, the Company was in compliance with all of its financial covenants.

The Preferred Stock was issued to Bayview at a price of $1.00 per share, resulting in 1,000,000 shares issued on the Effective Date and contains the same terms as described above. In addition, Bayview may require redemption of the Preferred Stock and PIK Dividends upon a default under the Term Note.

The warrant issued to Bayview represents the right to purchase 1,210,320 shares of common stock, which represented 8% of the Company's common stock outstanding on a fully diluted basis at the Effective Date, excluding the common stock issuable to Bayview upon conversion of the Preferred Stock. The warrant will be exercisable at any time for a period of ten years at an exercise price equal to $0.50 per share, and the shares obtainable upon exercise of the warrant may be put to the Company at fair market value (net of the exercise price) upon a change of control or default.

On December 29, 2004, the Company prepaid its Bayview Term Note by utilizing funds from the Wells Loan. In connection with the Term Note repayment, the Company also paid a prepayment penalty of $80,000, which represents 4% of the face value of the Term Note. In addition, the Company incurred a one-time, non-cash charge to interest expense of $394,669, representing $345,754 of unamortized difference between the face value of the Term Note and its assigned relative fair value, as well as $48,916 of unamortized financing costs related to the Term Note. At the same time, the Company and Wells Fargo agreed to amend the Wells Loan to change the senior leverage ratio covenant to reflect the Company's financial position subsequent to the Term Note repayment. The Company was in compliance with this change in covenant at December 31, 2004.

The following table represents the Company's contractual obligations at December 31, 2004:


                                                                 Payments Due By Period
                                              Less Than          ----------------------      More Than
                                Total          1 Year         1 to 3 Years    3 to 5 Years    5 Years
                             ----------       ---------       ------------    ------------   ---------
Long-term obligations        $1,613,000        $    --           $    --       $1,613,000      $  --
Operating leases                720,000        266,000           453,000            1,000         --

As of December 31, 2004, the Company has no off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities. Refer to the footnotes to the Company's Consolidated Financial Statements contained herein for disclosure related to the Company's "Commitments and Contingencies."

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

Forward-looking statements include all statements based on future expectations and specifically include, among other things, all statements relating to improving margins, growth of the market for corporate, hospital, community and university-based fitness centers, the development of new business models and the Company's intention to expand the Company's programs and services. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to those matters identified and discussed in Item 1 of this 10-K under "Risk Factors/Forward-Looking Statements."

RECENTLY PASSED LEGISLATION

SARBANES-OXLEY. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, referred to herein as the Act, which immediately impacts Securities and Exchange Commission registrants, public accounting firms, lawyers and securities analysts. This legislation is the most comprehensive securities legislation since the passage of the Securities Acts of 1933 and 1934. It has far reaching effects on the standards of integrity for corporate management, board of directors, and executive management. Additional disclosures, certifications and procedures will be required of the Company. We do not expect any material adverse effect on the Company as a result of the passage of this legislation.

Refer to management's certifications contained elsewhere in this report regarding the Company's compliance with Sections 302 and 906 of the Act.

HIPPA. The Administrative Simplification provisions of the Health Insurance Portability and Accountability Act of 1996, referred to herein as HIPAA, require group health plans and health care providers who conduct certain administrative and financial transactions electronically, referred to herein as Standard Transactions, to (a) comply with a certain data format and coding standards when conducting electronic transactions; (b) use appropriate technologies to protect the security and integrity of individually identifiable health information transmitted or maintained in an electronic format; and (c) protect the privacy of patient health information. The Company's occupational health, health risk assessment and health coaching services, in addition to the group health plan the Company sponsors for its employees, are subject to HIPAA's requirements. The Company expects to be in compliance with HIPPA requirements within the timeline specified for the Company's affected business areas. The Company's corporate, hospital, community and university-based fitness center management lines of business are not subject to the requirements of HIPAA.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board, referred to herein as FASB, issued Statement 151, Inventory Costs. Statement 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Statement 151 is effective for companies that incur inventory costs during fiscal years beginning after June 15, 2005. Adoption of Statement 151 is not anticipated to have an impact on the Company's financial position or results of operation.

In December 2004, the FASB issued Statement 153, Exchanges of Nonmonetary Assets. Statement 153 amends Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transaction. Statement 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Statement 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. Adoption of Statement 153 is not anticipated to have an impact on the Company's financial position or results of operation.

In December 2004, the FASB issued Statement 123R, Share-Based Payment. Statement 123R is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supercedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans, and provides that the fair value of such share-based compensation be expensed in a company's financial statements. The Company expects that the adoption of Statement 123R will result in a decrease of net income in future periods due to additional compensation expense attributed to employee stock options. The Company does not expect the expense related to employee stock options to be materially different from amounts previously disclosed on a proforma basis.

The Company will be required to implement Statement 123R in connection with its Quarterly Report on For 10-Q for the period ended June 30, 2005.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Consolidated Balance Sheets of the Company as of December 31, 2004 and 2003, and the related Consolidated Statements of Operations, Stockholders' Equity, and Cash Flows for each of the three years in the period ended December 31, 2004, and the notes thereto have been audited by Grant Thornton LLP, independent registered public accounting firm.

                                    CONTENTS

                                                                            Page
                                                                            ----
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM................      20

CONSOLIDATED FINANCIAL STATEMENTS

   CONSOLIDATED BALANCE SHEETS.........................................      21

   CONSOLIDATED STATEMENTS OF OPERATIONS...............................      22

   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY.....................      23

   CONSOLIDATED STATEMENTS OF CASH FLOWS...............................      24

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..........................      25

   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS.....................      38

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Health Fitness Corporation
Minneapolis, Minnesota

            We have audited the accompanying consolidated balance sheets of Health Fitness Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

            We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Health Fitness Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

            Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying
Schedule II of Health Fitness Corporation and subsidiaries is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/  Grant Thornton LLP
Minneapolis, Minnesota
March 17, 2005

HEALTH FITNESS CORPORATION

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

                                                                                       2004                2003
                                                                                 -----------------     -------------
ASSETS

CURRENT ASSETS
    Cash                                                                         $         241,302     $     281,294
    Trade and other accounts receivable, less allowances of $210,700
       and $131,000 at December 31, 2004 and 2003                                        8,147,430         5,218,224
    Prepaid expenses and other                                                             213,954           187,347
    Deferred tax assets                                                                  1,660,100           850,300
                                                                                 -----------------     -------------
           Total current assets                                                         10,262,786         6,537,165

PROPERTY AND EQUIPMENT, net                                                                150,308           177,217

OTHER ASSETS
    Goodwill                                                                             9,022,501         8,725,574
    Customer contracts, less accumulated amortization of $875,700 and
       $67,400 at December 31, 2004 and 2003                                               854,306         1,662,639
    Trademark, less accumulated amortization of $75,800 and $5,800 at
       December 31, 2004 and 2003                                                          274,167           344,166
    Other intangible assets, less accumulated amortization of $81,300
       and $4,200 at December 31, 2004 and 2003                                             61,493           138,582
    Cash held in escrow                                                                          -           471,999
    Deferred tax assets                                                                    221,400         1,686,301
    Other                                                                                   87,015            64,458
                                                                                 -----------------     -------------
                                                                                 $      20,933,976     $  19,808,101
                                                                                 =================     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Trade accounts payable                                                       $         840,155     $     569,730
    Accrued salaries, wages, and payroll taxes                                           2,768,734         1,607,157
    Other accrued liabilities                                                              495,770           450,255
    Accrued self funded insurance                                                          225,500           228,084
    Deferred revenue                                                                     1,977,093         1,427,057
                                                                                 -----------------     -------------
           Total current liabilities                                                     6,307,252         4,282,283

LONG-TERM OBLIGATIONS                                                                    1,612,759         4,350,012

PREFERRED STOCK, $0.01 par value; 10,000,000 shares authorized,
    1,063,945 and 1,003,833 shares issued and outstanding at December
    31, 2004 and 2003                                                                    1,530,232         1,443,833

STOCKHOLDERS' EQUITY
    Common stock, $0.01 par value; 50,000,000 shares authorized;
       12,582,170 and 12,357,334 shares issued and outstanding at
       December 31, 2004 and 2003                                                          125,822           123,573
    Additional paid-in capital                                                          17,836,675        17,671,536
    Accumulated comprehensive income from foreign currency translation                       2,459             5,707
    Accumulated deficit                                                                 (6,481,223)       (8,068,843)
                                                                                 -----------------     -------------
                                                                                        11,483,733         9,731,973
                                                                                 -----------------     -------------
                                                                                 $      20,933,976     $  19,808,101
                                                                                 =================     =============

See notes to consolidated financial statements.

HEALTH FITNESS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                                  2004          2003           2002
                                                                              -----------    -----------    -----------
REVENUE                                                                       $52,454,668    $31,478,822    $27,864,997

COSTS OF REVENUE                                                               38,995,451     24,943,625     21,938,385
                                                                              -----------    -----------    -----------
GROSS PROFIT                                                                   13,459,217      6,535,197      5,926,612

OPERATING EXPENSES
    Salaries                                                                    5,600,203      3,244,639      2,866,200
    Other selling, general and administrative                                   3,440,134      1,849,317      1,751,228
    Amortization of acquired intangible assets                                    878,333         73,194              -
                                                                              -----------    -----------    -----------
           Total operating expenses                                             9,918,670      5,167,150      4,617,428
                                                                              -----------    -----------    -----------
OPERATING INCOME                                                                3,540,547      1,368,047      1,309,184

OTHER INCOME (EXPENSE)
    Interest expense                                                             (465,571)      (204,430)      (521,106)
    Interest costs - early debt repayment                                        (474,669)             -              -
    Other, net                                                                      1,642         (2,405)           950
                                                                              -----------    -----------    -----------
 EARNINGS BEFORE INCOME TAXES                                                   2,601,949      1,161,212        789,028
 INCOME TAX EXPENSE (BENEFIT)                                                     927,929        528,536     (2,211,643)
                                                                              -----------    -----------    -----------
NET EARNINGS                                                                    1,674,020        632,676      3,000,671

    Deemed dividend to preferred shareholders                                           -        656,096              -
    Dividend to preferred shareholders                                             86,400          3,834              -
                                                                              -----------    -----------    -----------
NET EARNINGS (LOSS) APPLICABLE TO COMMON SHAREHOLDERS                         $ 1,587,620    $   (27,254)   $ 3,000,671
                                                                              ===========    ===========    ===========

NET EARNINGS PER COMMON SHARE:
    Basic                                                                     $      0.13    $         -    $      0.24
    Diluted                                                                          0.10              -           0.24

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
    Basic                                                                      12,503,345     12,332,363     12,284,364
    Diluted                                                                    16,151,017     12,332,363     12,428,440

See notes to consolidated financial statements.

HEALTH FITNESS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                          Common Stock       Additional    Accumulated                     Total
                                      --------------------    Paid-in     Comprehensive   Accumulated   Stockholders' Comprehensive
                                        Shares    Amount      Capital        Income         Deficit        Equity        Income
                                      ---------- ---------  ------------  -------------  -------------  ------------- -------------
BALANCE AT JANUARY 1, 2002            12,265,250 $ 122,653  $ 16,982,522              -  $ (11,042,260)  $ 6,062,915
Issuance of common stock through
  stock purchase plan                     32,411       324        14,845              -              -        15,169
Net earnings                                   -         -             -              -      3,000,671     3,000,671     $3,000,671
                                      ---------- ---------  ------------  -------------  -------------   -----------     ----------
Comprehensive Income                                                                                                     $3,000,671
                                                                                                                         ==========
BALANCE AT DECEMBER 31, 2002          12,297,661   122,977    16,997,367              -     (8,041,589)    9,078,755
Issuance  of common stock through
  stock purchase plan                     53,423       533        23,506              -              -        24,039
Issuance of common stock for options       6,250        63         2,375              -              -         2,438

Issuance of warrants                           -         -       648,288              -              -       648,288

Deemed dividend to preferred
  shareholders                                 -         -             -              -       (656,096)     (656,096)
Dividend to preferred shareholders             -         -             -              -         (3,834)       (3,834)
Net earnings                                   -         -             -              -        632,676       632,676     $  632,676
Foreign currency translation                   -         -             -          5,707              -         5,707          5,707
                                      ---------- ---------  ------------  -------------  -------------   -----------     ----------
Comprehensive Income                                                                                                     $  638,383
                                                                                                                         ==========
BALANCE AT DECEMBER 31, 2003          12,357,334   123,573    17,671,536          5,707     (8,068,843)    9,731,973
Issuance  of common stock through
  stock purchase plan                     80,454       805        70,736              -              -        71,541
Issuance of common stock for options      66,100       661        34,586              -              -        35,247
Issuance of common stock for board
   of directors compensation              40,000       400        60,200              -              -        60,600
Issuance of warrants                      38,282       383          (383)             -              -             -
Dividend to preferred shareholders             -         -             -              -        (86,400)      (86,400)
Net earnings                                   -         -             -              -      1,674,020     1,674,020     $1,674,020
Foreign currency translation                   -         -             -         (3,248)             -        (3,248)        (3,248)
                                      ---------- ---------  ------------  -------------  -------------   -----------     ----------
Comprehensive Income                                                                                                     $1,670,772
                                                                                                                         ==========
BALANCE AT DECEMBER 31, 2004          12,582,170 $ 125,822  $ 17,836,675  $       2,459  $  (6,481,223)  $11,483,733
                                      ========== =========  ============  =============  =============   ===========

See notes to consolidated financial statements.

HEALTH FITNESS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                                  2004         2003          2002
                                                                               -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                                $ 1,674,020  $   632,676  $ 3,000,671
   Adjustment to reconcile net earnings to net cash provided by operating activities:
     Common stock issued for Board of Directors compensation                        60,600            -            -
     Depreciation                                                                   93,030      152,538      175,239
     Amortization                                                                1,034,654       17,775      175,774
     Interest on escrow account                                                     (2,611)      (7,388)           -
     Deferred taxes                                                                655,101      449,775   (2,209,076)
     Loss on disposal of assets                                                          -        5,796            -
     Interest - early debt repayment                                               345,754            -            -
     Change in assets and liabilities, net of assets acquired:
       Trade and other accounts receivable                                      (2,929,206)  (1,181,336)    (648,032)
       Prepaid expenses and other                                                  (26,607)     119,387     (136,644)
       Other assets                                                                (22,557)      18,350      (71,398)
       Trade accounts payable                                                      267,178      203,897      267,414
       Accrued liabilities and other                                             1,204,508      529,616      447,707
       Deferred revenue                                                            550,036       19,620      163,491
                                                                               -----------  -----------  -----------
                Net cash provided by operating activities                        2,903,900      960,706    1,165,146

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                             (66,121)     (89,761)    (114,293)
   Net cash payment made for acquisition                                          (296,927)  (5,570,813)           -
                                                                               -----------  -----------  -----------
                Net cash used in investing activities                             (363,048)  (5,660,574)    (114,293)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under note payable                                                18,257,358    5,178,174   24,663,045
   Repayments of note payable                                                  (19,419,599)  (4,957,763) (25,800,760)
   Proceeds from issuance of bridge note financing                                       -    3,000,000            -
   Payment to cash escrow account                                                        -   (3,000,000)           -
   Proceeds from cash escrow account                                               474,609    4,785,389            -
   Repayments of long term obligations                                          (2,000,000)           -            -
   Payment of financing costs                                                            -     (142,773)     (57,657)
   Proceeds from the issuance of common stock                                       71,541       24,039       15,169
   Proceeds from the exercise of stock options                                      35,247        2,438            -
                                                                               -----------  -----------  -----------
                Net cash provided by (used in) financing activities             (2,580,844)   4,889,504   (1,180,203)
                                                                               -----------  -----------  -----------
NET INCREASE (DECREASE) IN CASH                                                    (39,992)     189,636     (129,350)

CASH AT BEGINNING OF YEAR                                                          281,294       91,658      221,008
                                                                               -----------  -----------  -----------
CASH AT END OF YEAR                                                            $   241,302  $   281,294  $    91,658
                                                                               ===========  ===========  ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow information:
         Cash paid for interest                                                $   438,111  $   191,073  $   362,100
         Cash paid for taxes                                                       160,827       91,858       18,400

Noncash investing and financing activities affecting cash flows:
         Proceeds from the Wells Loan placed in escrow                                   -    2,250,000            -
         Conversion of bridge note to term note, preferred stock and warrants            -   (3,000,000)           -
         Deemed dividend to preferred shareholders                                       -     (656,096)           -
         Dividend to preferred shareholders                                        (86,400)      (3,834)           -

See notes to consolidated financial statements.

HEALTH FITNESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Business - Health Fitness Corporation and its wholly owned subsidiaries (the Company) provide fitness and health management services and programs to corporations, hospitals, communities and universities located in the United States and Canada. Fitness and health management services include the development, marketing and management of corporate, hospital, community and university based fitness centers, worksite health promotion, injury prevention and work-injury management consulting, and on-site physical therapy. Programs include fitness and health services for individual customers, including health risk assessments, nutrition and weight loss programs, smoking cessation, massage therapy, back care and ergonomic injury prevention.

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

      Goodwill - Goodwill represents the excess of the purchase price and related costs over the fair value of net assets of businesses acquired. The carrying value of goodwill is tested for impairment on an annual basis or when factors indicating impairment are present. Projected discounted cash flows are used in assessing these assets. The Company elected to complete the annual impairment test of goodwill on December 31 each year and determined that its goodwill relates to one reporting unit for purposes of impairment testing. The Company determined that there was no impairment of goodwill at December 31, 2004, 2003 and 2002.

HEALTH FITNESS CORPORATION

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

      Intangible Assets - The Company's intangible assets include customer contracts, trademark, and deferred financing costs and are amortized on a straight-line basis. Customer contracts represent the fair value assigned to acquired management contracts and will be amortized over the remaining life of the contracts, approximately 25-35 months. Trademark represents the value assigned to an acquired trademark and is amortized over a period of five years. Deferred financing costs are amortized over the term of the related credit agreement. Amortization expense for intangible assets totaled $955,422, $83,800, and $238,000 for the twelve months ended December 31, 2004, 2003, and 2002.

      Expected future amortization of intangible assets is as follows:

Years ending December 31
------------------------
         2005                    $840,545
         2006                     194,017
         2007                      86,767
         2008                      68,635
         Thereafter                     -

      Cash Held In Escrow - Cash held in escrow represents the funds remaining after payment of the purchase price for the Company's acquisition. Such funds remained in escrow until all parties subject to the escrow agreement agreed that all conditions related to the acquisition were satisfied. At that time (September 2004), the remaining funds in escrow were used to pay down the Company's long-term obligations.

      Revenue Recognition - Revenue is recognized at the time the service is provided to the customer. The Company determines its allowance for discounts by considering historical discount history and current payment practices of its customers. For annual contracts, monthly amounts are recognized ratably over the term of the contract. Certain services provided to the customer may vary on a periodic basis and are invoiced to the customer in arrears. The revenues relating to theses services are estimated in the month that the service is performed. Accounts receivable related to estimated revenues were $593,715 and $610,139 at December 31, 2004 and 2003.

      Amounts received from customers in advance of providing the services of the contract are treated as deferred revenue and recognized when the services are provided. Accounts receivable relating to deferred revenue were $1,935,964 and $1,381,002 at December 31, 2004 and 2003.

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

      Comprehensive Income - Comprehensive income is net earnings plus certain other items that are recorded directly to stockholders' equity. For the Company, comprehensive income represents net earnings adjusted for foreign currency translation adjustments. Comprehensive income is disclosed in the consolidated statement of stockholders' equity.

HEALTH FITNESS CORPORATION

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

      Net Earnings Per Common Share - Basic net earnings per common share is computed by dividing net earnings applicable to common shareholders by the number of weighted average common shares outstanding. Diluted net earnings per common share is computed by dividing net earnings applicable to common shareholders plus dividends to preferred shareholders by the number of weighted average common shares outstanding, and common share equivalents relating to stock options and stock warrants, when dilutive, and convertible preferred stock.

      Common stock options and warrants to purchase 400,100, 491,000 and 1,290,697 shares of common stock with weighted average exercise prices of $2.54, $1.92 and $1.88 were excluded from the 2004, 2003 and 2002 diluted computation because they are anti-dilutive.

      Stock-Based Compensation - The Company utilizes the intrinsic value method of accounting for its stock based employee compensation plans. All options granted had an exercise price equal to the market value of the underlying common stock on the date of grant and accordingly, no compensation cost is reflected in net earnings for the years ended December 31, 2004, 2003, and 2002. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value method to its stock-based compensation plans.

                                                                   2004               2003              2002
                                                               -------------     -------------      -------------
Net earnings (loss) applicable to common shareholders          $   1,587,620     $     (27,254)     $   3,000,671

Less: Compensation expense determined under the fair value
method, net of tax                                                  (171,500)          (76,040)           (74,474)
                                                               -------------     -------------      -------------

Proforma net earnings, basic                                   $   1,416,120     $    (103,294)     $   2,926,197

Add:  Dividends to preferred shareholders                             86,400                --                 --
                                                               -------------     =============      -------------
Proforma net earnings, diluted                                 $   1,502,520     $    (103,294)     $   2,926,197
                                                               =============     =============      =============

Earnings per Share:

   Basic-as reported                                           $        0.13     $        0.00      $        0.24
                                                               =============     =============      =============
   Basic-proforma                                              $        0.11     $       (0.01)     $        0.24
                                                               =============     =============      =============

   Diluted-as reported                                         $        0.10     $        0.00      $        0.24
                                                               =============     =============      =============
   Diluted-proforma                                            $        0.09     $       (0.01)     $        0.24
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

      The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:

                                                          2004              2003               2002
                                                      -------------     -------------      --------------
Dividend yield                                             None              None               None
Expected volatility                                         88%          88.4%-105.0%          105.0%
Expected life of option                                1 to 4 years      1 to 4 years        1 to 4 years
Risk-free interest rate                                    3.3%           2.90%-3.27%           5.50%
Weighted average fair value of options
   on grant date                                          $1.02             $0.48              $0.33

HEALTH FITNESS CORPORATION

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

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

      Income Taxes - Deferred income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities and federal operating loss carryforwards. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment.

2.    PURCHASE OF ASSETS

      On December 8, 2003 (the "Effective Date"), the Company purchased the business assets of the Health & Fitness Management Services Business of Johnson & Johnson Health Care Systems Inc. (JJHCS). Assets acquired by the Company consisted primarily of client contracts, proprietary wellness, lifestyle and health promotion programs, software, and other health and wellness services. As part of the transaction, the Company entered into a multi-year management contract with another subsidiary of Johnson & Johnson whereby the Company will manage more than 50 Johnson & Johnson affiliate fitness center sites. The Company also entered into a one-year agreement to use 660 square feet of office space of JJHCS for a fee of $1,500 per month, which was renewed through December 31, 2005.

      The acquisition has been accounted for using the purchase method of accounting. The fair market value of the assets acquired resulted in the following purchase price allocation:

Cash price paid for assets              $4,990,862
Acquisition costs incurred                 836,879
                                        ----------
      Total purchase price              $5,827,741
                                        ==========

Purchase Price Allocation
Inventory                               $        -
Property and equipment                      34,000
Customer contracts                       1,730,000
Trademark                                  350,000
Excess of cost over assets acquired      3,713,741
                                        ----------
                                        $5,827,741
                                        ==========

HEALTH FITNESS CORPORATION

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

      During 2004, an additional $205,473 was paid to JJHCS for four contract assignments. The Company also incurred an additional $51,455 of acquisition related costs. The Company also determined that $40,000 previously allocated to inventory was obsolete. These additional amounts were recorded to goodwill.

3.    PROPERTY AND EQUIPMENT

      Property and equipment consists of the following at December 31:

                                                     Useful Life        2004              2003
                                                    -------------   ------------     -------------
Leasehold improvements                              Term of lease   $     11,757     $       4,127
Office equipment                                      3-7 years        1,075,003         1,034,365
Software                                               3 years           170,406           159,772
Health care equipment                                 1-5 years          388,850           383,906
                                                                    ------------     -------------
                                                                       1,646,016         1,582,170
 Less accumulated depreciation and amortization                        1,495,708         1,404,953
                                                                    ------------     -------------

                                                                    $    150,308     $     177,217
                                                                    ============     =============

4.    FINANCING

      On August 22, 2003, the Company entered into a $7,500,000 Credit Agreement with Wells Fargo Bank, N.A. to provide the Company with acquisition financing and general working capital (the "Wells Loan"). The initial draw on the Wells Loan of $1,255,204 was used to refinance a revolving line of credit with Merrill Lynch Business Financial Services, Inc. ("Merrill Lynch Loan"). The Company repaid all amounts owed, and canceled the Merrill Lynch Loan, which accrued interest at the one-month LIBOR rate plus 2.35%. On August 25, 2003, the Company made a draw of $2,250,000 on the Wells Loan to fund a portion of the JJHCS asset purchase.

      Working capital advances from the Wells Loan are based upon a percentage of the Company's eligible accounts receivable, less any amounts previously drawn. At the option of the Company, the Wells Loan bears interest at prime or the one-month LIBOR plus a margin of 2.25% to 2.75% based upon the Company's Senior Leverage Ratio (effective rate of 5.25% and 4.00% at December 31, 2004 and 2003). The availability of the Wells Loan decreases $250,000 on the last day of each calendar quarter, beginning September 30, 2003, and expires on June 30, 2007. Borrowing capacity under the Wells Loan totaled $6,000,000 and $7,000,000 at December 31, 2004 and 2003, and
      all borrowings are collateralized by substantially all of the Company's assets. The Company is not required to make minimum monthly payments of principal, and interest payments are made each month. The Company also is required to comply with certain quarterly financial covenants, including a fixed charge coverage ratio, minimum earnings before interest, taxes, depreciation and amortization, cash flow leverage ratio and a balance sheet leverage ratio. At December 31, 2004, the Company had $1,612,759 outstanding under the Wells Loan, and was in compliance with all of its financial covenants.

HEALTH FITNESS CORPORATION

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

      On August 25, 2003, the Company entered into a $3,000,000 Securities Purchase Agreement with Bayview Capital Partners LP ("Bayview") to provide the Company with acquisition financing and general working capital (the "Bayview Investment"). On the Effective Date, the $3,000,000 Bridge Note issued to Bayview was converted into a $2,000,000 term note (the "Term Note"), $1,000,000 in Series A Convertible Preferred Stock (the "Preferred Stock") and a warrant to purchase common stock of the Company (the "Warrant") per the terms set forth in the August 25, 2003 Securities Purchase Agreement. The Bayview Investment is secured by a subordinated security interest in substantially all of the Company's assets. The Bayview Investment contains identical financial covenants to those in the Wells Loan described above. At December 31, 2004, the Company was in compliance with all of its financial covenants.

      The Term Note accrued interest at 12% per year, payable monthly, and matures on December 8, 2008. The Term Note could be prepaid, in whole or in part, at any time, provided that the prepayment is accompanied by a premium ranging from 5% in year 1 to 1% in year 5.

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

HEALTH FITNESS CORPORATION

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

      When Bayview made its commitment to invest in the Company on August 25, 2003, the fair value of the Company's common stock to be received upon conversion of the Preferred Stock was greater than the conversion price of the preferred stock, which resulted in a beneficial conversion feature. Accordingly, the Company calculated a $656,096 beneficial conversion feature, which was recorded as a deemed dividend in the statement of operations for the year ended December 31, 2003.

      On December 29, 2004, the Company prepaid its Bayview Term Note by utilizing funds from the Wells Loan. In connection with the Term Note repayment, the Company also paid a prepayment penalty of $80,000, which represents 4% of the face value of the Term Note. In addition, the Company incurred a one-time, non-cash charge to interest expense of $394,669, representing $345,754 of unamortized difference between the face value of the Term Note and its assigned relative fair value, as well as $48,915 of unamortized financing costs related to the Term Note. At the same time, the Company and Wells Fargo Bank, N.A. agreed to amend the Wells Loan to change the senior leverage ratio covenant to reflect the Company's financial position subsequent to the Term Note repayment. The Company was in compliance with this change in covenant at December 31, 2004.

      Balances of long-term obligations as of December 31:

                                    2004           2003
                                -----------     ----------
Wells Loan                      $ 1,612,759     $2,775,000
Bayview Term Note                         -      2,000,000
                                -----------     ----------
                                  1,612,759      4,775,000
Discount on Bayview Term Note             -       (424,988)
                                -----------    -----------
                                $ 1,612,759     $4,350,012
                                ===========     ==========

      Any outstanding balance on the Wells Loan becomes due and payable in June 2007.

5.    COMMITMENTS AND CONTINGENCIES

      Leases - The Company leases office space and equipment under operating leases. In addition to base rental payments, these leases require the Company to pay its proportionate share of real estate taxes, special assessments, and maintenance costs. Costs incurred under operating leases are recorded as rent expense and totaled approximately $271,000, $162,000 and $136,000 for the years ended December 31, 2004, 2003 and 2002.

      Minimum rent payments due under operating leases are as follows:

Years ending December 31:
-------------------------
         2005                  $266,000
         2006                   248,000
         2007                   187,000
         2008                    18,000
         2009                     1,000
         Thereafter                   -

      Legal Proceedings - The Company is involved in various claims and lawsuits incident to the operation of its business. The Company believes that the outcome of such claims will not have a material adverse effect on its financial condition, results of operation, or cash flows.

6.    BENEFIT PLAN

      The Company maintains a 401(k) plan whereby employees are eligible to participate in the plan providing they have attained the age of 18 and have completed one month of service. The plan was amended in December 2002 to allow participants to contribute up to 20% of their earnings effective April 1, 2003. Previously, participants were able to contribute up to 15% of their earnings. The Company may make certain matching contributions which were approximately $277,000, $140,000 and $132,000 for the years ended December 31, 2004, 2003 and 2002.

7.    EQUITY

      Stock Options - The Company maintains a stock option plan for the benefit of certain eligible employees and directors of the Company and its subsidiaries. A total of 1,506,100 shares of common stock are reserved for additional grants of options under the plan at December 31, 2004. Generally, the options outstanding (1) are granted at prices equal to the market value of the stock on the date of grant, (2) vest over various terms and, (3) expire over a period of five or ten years from the date of grant.

      A summary of the stock option activity is as follows:

                                                                           Weighted
                                                     Number of              Average
                                                       Shares           Exercise Price
                                                     ----------         --------------
Outstanding at January 1, 2002                        1,233,830             $  1.54
  Granted                                               330,700                0.49
  Forfeited                                            (142,230)               2.64
                                                     ----------             -------
Outstanding at December 31, 2002                      1,422,300                1.19
   Granted                                              496,300                0.80
   Exercised                                             (6,250)               0.39
   Forfeited                                           (201,450)               2.88
                                                     ----------             -------
Outstanding at December 31, 2003                      1,710,900                0.88
   Granted                                              320,100                1.87
   Exercised                                            (66,100)               0.53
   Forfeited                                            (43,350)               0.54
                                                     ----------             -------
Outstanding at December 31, 2004                      1,921,550             $  1.06
                                                     ==========             =======

                                                                          Weighted
                                                     Number of             Average
                                                      Shares           Exercise Price
                                                     ---------         --------------
Options exercisable at December 31:
  2004                                               1,249,450             $  1.05
  2003                                                 947,575             $  1.05
  2002                                                 852,500             $  1.67

HEALTH FITNESS CORPORATION

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

      The following table summarizes information about stock options at December 31, 2004:

                                       Options Outstanding                     Options Exercisable
                        -----------------------------------------------     -------------------------
                                         Weighted Average      Weighted                      Weighted
                                            Remaining           Average                       Average
    Range of               Number        Contractual Life      Exercise        Number        Exercise
Exercise Prices         Outstanding          In Years            Price      Exercisable        Price
---------------         -----------    -------------------     --------     -----------      --------
$0.30 - $0.39              475,600             2.55              $0.33         301,400         $0.31
  0.47 - 0.69              640,600             3.50               0.56         495,800          0.56
  0.95 - 1.25              285,250             5.63               1.17         117,250          1.12
  1.26 - 2.27              320,100             5.38               1.87         135,000          1.57
  3.00                     200,000             2.34               3.00         200,000          3.00
                         ---------                                           ---------
                         1,921,550             3.77              $1.06       1,249,450         $1.05
                         =========                                           =========

      Employee Stock Purchase Plan - The Company maintains an Employee Stock Purchase Plan which allows employees to purchase shares of the Company's common stock at 90% of the fair market value. On November 6, 2002 the Company amended the plan to increase the available shares by 300,000. A total of 700,000 shares of common stock are reserved for issuance under this plan, of which 271,361 shares are unissued and remain available for issuance at December 31, 2004. There were 80,454, 53,423 and 32,411 shares issued under the plan during 2004, 2003 and 2002.

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

HEALTH FITNESS CORPORATION

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

      A summary of the stock warrants activity is as follows:

                                                                      Exercise
                                              Number of                Price
                                                Shares               Per Share
                                             ------------         ---------------
Outstanding at January 1, 2002                  1,366,697         $   0.30 - 4.00
  Forfeited                                      (750,000)                   2.25
                                             ------------
Outstanding at December 31, 2002                  616,697             0.30 - 4.00
  Granted                                       1,310,320                    0.50
  Forfeited                                      (466,697)            1.00 - 4.00
                                             ------------
Outstanding at December 31, 2003                1,460,320             0.30 - 0.50
  Exercised                                       (38,282)                   0.30
  Forfeited                                        (6,718)                   0.30
                                             ------------
Outstanding at December 31, 2004                1,415,320             0.30 - 0.50
                                             ============

Warrants exercisable at December 31:
  2004                                          1,415,320         $   0.30 - 0.50
  2003                                          1,460,320             0.30 - 0.50
  2002                                            616,697             0.30 - 4.00

8.    INCOME TAXES

      Income tax expense (benefit) consists of the following:

                  2004               2003            2002
               -----------        ----------      -----------
Current        $   272,828        $   78,761      $    (2,567)
Deferred           655,101           449,775       (2,209,076)
               -----------        ----------      -----------
               $   927,929        $  528,536      $(2,211,643)
               ===========        ==========      ===========

      A reconciliation between taxes computed at the expected federal income tax rate and the effective tax rate for the years ended December 31 is as follows:

                                                   2004             2003             2002
                                                -----------      -----------      -----------
Tax expense computed at statutory rates         $   884,700      $   394,800      $   268,300
State tax benefit, net of federal effect            154,600           51,800           38,400
Nondeductible goodwill amortization                       -                -           10,200
Change in valuation allowance                             -                -       (2,501,200)
Adjustment to income tax provision accruals        (199,700)          76,000          (53,200)
Other                                                88,329            5,936           25,857
                                                -----------      -----------      -----------
                                                $   927,929      $   528,536      $(2,211,643)
                                                ===========      ===========      ===========

      At December 31, 2004, the Company had approximately $3,343,000 of federal operating loss carryforwards. The carryforwards, if they are not used, will expire in 2021. For 2004, 2003 and 2002, a portion of the operating loss carryforwards were used to reduce federal taxes payable by approximately $1,030,000, $440,000 and $298,000.

HEALTH FITNESS CORPORATION

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

      The components of deferred tax assets at December 31 consist of the following:

                                      2004           2003
                                   ----------     ----------
Current:
  Allowances                       $   39,200     $   52,400
  Accrued employee benefits           179,300        141,900
  Tax loss carryforwards            1,441,600        656,000
                                   ----------     ----------
       Net current asset           $1,660,100     $  850,300
                                   ==========     ==========
Noncurrent:
  Depreciation and amortization    $  221,400     $   31,900
  Tax loss carryforwards                    -      1,608,400
  Other                                     -         46,001
                                   ----------     ----------
       Net non-current asset       $  221,400     $1,686,301
                                   ==========     ----------

9.    ACCOUNTING PRONOUNCEMENTS

      RECENT ACCOUNTING PRONOUNCEMENTS

      In November 2004, the Financial Accounting Standards Board, referred to herein as FASB, issued Statement 151, Inventory Costs. Statement 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Statement 151 is effective for companies that incur inventory costs during fiscal years beginning after June 15, 2005. Adoption of Statement 151 is not anticipated to have an impact on the Company's financial position or results of operation.

      In December 2004, the FASB issued Statement 153, Exchanges of Nonmonetary Assets. Statement 153 amends Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transaction. Statement 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Statement 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. Adoption of Statement 153 is not anticipated to have an impact on the Company's financial position or results of operation.

      In December 2004, the FASB issued Statement 123R, Share-Based Payment. Statement 123R is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supercedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans, and provides that the fair value of such share-based compensation be expensed in a company's financial statements.

      The Company will be required to implement Statement 123R in connection with its Quarterly Report on Form 10-Q for the period ended June 30, 2005. The Company expects that the adoption of Statement 123R will result in a decrease of net income in future periods due to additional compensation expense attributed to employee stock options.

HEALTH FITNESS CORPORATION

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

      The Company does not expect the expense related to employee stock options to be materially different from amounts previously disclosed on a proforma basis.

10.   SIGNIFICANT CUSTOMER RELATIONSHIP

      At December 31, 2004, the Company had one customer relationship that provided 10.3% of its total revenue. For this customer, the Company provides fitness center management and wellness program administration services for approximately 55 locations. The agreement expires December 31, 2006, and will automatically renew for successive one year periods unless either party delivers written notice at least 90 days prior to termination. The Company believes that its relationship with this customer is good.

11.   RELATED PARTY TRANSACTION

      In December 2003, the Company entered into a services agreement with K. James Ehlen, M.D., a member of the Company's Board of Directors. The scope of services provided to the Company primarily include serving as the Company's Medical Advisor, and supporting the development of the Company's corporate health services strategy. For 2004 and 2003, Dr. Ehlen was paid $100,000 and $10,000 for his services. In 2002, there were no compensation payments to Dr. Ehlen for his medical advisory services.

HEALTH FITNESS CORPORATION

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

10.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                                 Quarter ended
                                                     --------------------------------------------------------------------
                                                      March 31,           June 30,        September 30,      December 31,
                                                     -----------        -----------       -------------      ------------
2004
   Revenue                                           $12,666,374        $13,129,715        $13,154,340        $13,504,239
   Gross profit                                        3,086,937          3,442,358          3,347,083          3,582,839
   Net earnings applicable to common shareholders        336,707            470,754            465,164            314,995

   Net earnings per share
     Basic                                           $      0.03        $      0.04        $      0.04        $      0.03
     Diluted                                                0.02               0.03               0.03               0.02

   Weighted average common shares outstanding
       Basic                                          12,409,619         12,483,979         12,550,679         12,566,735
       Diluted                                        16,038,913         16,066,003         16,122,175         16,349,043

                                                                                  Quarter ended
                                                   ------------------------------------------------------------------------
                                                     March 31,           June 30,           September 30,      December 31,
                                                   ------------        ------------        -------------       ------------
2003
   Revenue                                         $  7,518,205        $  7,732,626        $  7,445,094        $  8,782,897
   Gross profit                                       1,654,399           1,581,142           1,465,768           1,833,888
   Net earnings applicable to common shareholders       267,980             217,333              87,786            (600,353)

   Net earnings per share
     Basic                                         $       0.02        $       0.02        $       0.01        $      (0.05)
     Diluted                                               0.02                0.02                0.01               (0.05)

   Weighted average common shares outstanding
       Basic                                         12,308,321          12,322,908          12,341,284          12,356,315
       Diluted                                       12,404,312          12,467,821          12,743,441          12,356,315

HEALTH FITNESS CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2004 2003 AND 2002

                                           Balance at        Charged to    Charged to                           Balance
                                           Beginning         Costs and    Other accounts      Deductions        at End
    Description                            of Period          Expenses      Describe           Describe        of Period
----------------------------              -----------        ----------   --------------     -----------       ---------
Trade and other accounts
 receivable allowances:

Year ended December 31, 2004              $   131,000        $   79,700         -              $      - (a)    $ 210,700

Year ended December 31, 2003                   88,900            61,500         -               (19,400)(a)      131,000

Year ended December 31, 2002                   84,700             5,400         -                (1,200)(a)      88,900

(a) Accounts receivable written off as uncollectible

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have concluded (based upon their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure. The Certifying Officers also have indicated that there were no significant changes in the Company's internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 9B. OTHER INFORMATION

On December 29, 2004, the Company prepaid its Bayview Term Note by utilizing funds from the Wells Loan. In connection with the Term Note repayment, the Company also paid a prepayment penalty of $80,000, which represents 4% of the face value of the Term Note. In addition, the Company incurred a one-time ,non-cash charge to interest expense of $394,669, representing $345,754 of unamortized difference between the face value of the Term Note and its assigned relative fair value, as well as $48,916 of unamortized financing costs related to the Term Note. At the same time, the Company and Wells Fargo agreed to amend the Wells Loan to change the senior leverage ratio covenant to reflect the Company's financial position subsequent to the Term Note repayment.

The Third Amendment to Credit Agreement and Consent dated December 29, 2004 between the Company and Wells Fargo is attached as an exhibit to this report on Form 10-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Our Board of Directors has adopted a Code of Ethics & Business Conduct for all employees and directors. A copy of this document is available on our website at www.hfit.com, free of charge, under the Investor Relations section. We will satisfy any disclosure requirements under Item 10 or Form 8-K regarding an amendment to, or waiver from, any provision of the Code with respect to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions by disclosing the nature of such amendment or waiver on our website or in a report on Form 8-K.

The information required by Item 10 relating to directors and compliance with
Section 16 of the Exchange Act is incorporated herein by reference to the sections entitled "Election of Directors", "Code of Ethics" and "Section 16(a) Beneficial Ownership Reporting Compliance" which appear in the Company's definitive proxy statement for its 2005 Annual Meeting.

The names, ages and positions of the Company's executive officers are as follows:

     Name                Age                          Position
Jerry V. Noyce           60     President, Chief Executive Officer and
                                Director
Wesley W. Winnekins      43     Chief Financial Officer and Treasurer
Jeanne C. Crawford       47     Vice President-Human Resources and Secretary
James A. Narum           48     National Vice President of Account Services-Fitness
                                Management
David Hurt               39     National Vice President of Account Services-Fitness
                                Management
Katherine Hamlin         38     National Vice President of Account Services-Health
                                Management
Brian Gagne              42     Vice President-Programs and Partnerships
Mike Seethaler           50     National Vice President-Business Development
Ralph Colao              50     Vice President-Consulting and Best Practices

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

James A. Narum has been the Company's National Vice President of Account Services-Fitness Management, since December 2003, Senior Vice President-Corporate Business Development from December 2001 to December 2003, and served as Corporate Vice President of Operations-Corporate Health and Fitness Division from November 2000 to December 2001. From 1995 until November 2000, Mr. Narum was responsible for national operations in the Company's Corporate Health and Fitness Division. From 1983 to 1995, Mr. Narum was responsible for regional operations, sales, consulting, and client account management for Fitness Systems Inc., a provider of fitness center management services the Company acquired in 1995.

David Hurt serves as National Vice President of Account Services-Fitness Management, where he is responsible for the operation of accounts within the Company's Fitness Management business area. He directs the overall development and management of Corporate Hospital, Community, and University fitness center operations. Mr. Hurt has been active in the industry for more than 16 years. His experience in health and fitness management began in 1988 with the Valley Wellness Center in Harrisonburg, Virginia. In recent years, he has been involved in the successful development and management of several start-up fitness center projects ranging in size from 45,000 - 150,000 square feet.

Katherine Hamlin was appointed as the Company's National Vice President of Account Services-Health Management, in March 2005. In this role, she directs the overall development and management of the Company's Health Management accounts. From December 2003 to March 2005, she served as the Company's Vice President of Marketing. Previously, Ms. Hamlin spent 15 years with the Health & Fitness Division of Johnson & Johnson Health Care Systems Inc., a subsidiary of Johnson & Johnson, a business acquired by the Company. Ms. Hamlin was the Director of Marketing Services and National Sales leading business expansion in the United States and internationally, while exploring new markets. Ms. Hamlin serves on the board for International Council on Active Aging (ICAA), and American Marketing Association (AMA). She is a member of the Alliance for Work Life Progress (AWLP), National Business Group on Health (NBGH) and Wellness Councils of America (WELCOA).

Brian Gagne has served as the Company's Vice President, Programs and Partnerships, since December 2003. In this role, he is responsible for establishing the direction and managing the resources that develop and deliver the Company's branded fitness and health management programs and services. Mr. Gagne brings more than 16 years of health, fitness and wellness experience in the corporate, commercial and medical fitness markets. Mr. Gagne joined the Company after the acquisition of Johnson & Johnson Health Care Systems in December 2003. Prior to Health Fitness, he was the Director of Integrated Behavioral Solutions and was responsible for the strategic design and development of patient education programs and tools for the Johnson & Johnson Family of Companies. Mr. Gagne started his career in 1987 as an Exercise Physiologist at Gottlieb Health & Fitness Center (GHFC).

Mike Seethaler joined the Company as National Vice President of Business Development in December 2003. In this role, Mr. Seethaler directs all new client and prospective client relationships. Mr. Seethaler was formerly Sales Director, Global Account Sales for Rockwell Automation, where he had responsibility for a $400 million business line. During his 20 years at Rockwell, he held various positions in training, performance, marketing, and customer support. He has been a proven visionary with a consistent record of sales and sales management experience in all aspects of value-added consultative selling. He also received more than 13 awards and professional recognition for public speaking, sales training, team building and financial performance from Rockwell.

Ralph Colao has been the Company's Vice President of Consulting and Best Practices since December 2003. Mr. Colao leads the Company's initiatives to expand its Health Management consulting businesses. Prior to joining the Company, he was National Director of Operations for the Health & Fitness Services Division of Johnson & Johnson Health Care Systems, a business acquired by the Company. Mr. Colao has in excess of 24 years of related experience, and is an active member of the American College of Sports Medicine and National Business Group on Health.

Our Board of Directors has determined that Mr. Robert Marzec, a member of the audit committee and an independent director, is an audit committee financial expert, as defined under 401(h) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by Item 11 is incorporated herein by reference to the section entitled "Executive Compensation" which appears in the Company's definitive proxy statement for its 2005 Annual Meeting. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information required by Item 12 is incorporated herein by reference to the section entitled "Principal Shareholders and Management Shareholdings" which appears in the Company's definitive proxy statement for its 2005 Annual Meeting. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by Item 13 is incorporated herein by reference to the section entitled "Certain Transactions" which appears in the Company's definitive proxy statement for its 2005 Annual Meeting. Such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information required by Item 14 is incorporated herein by reference to the section entitled "Audit Fees", which appears in our definitive proxy statement for our 2005 Annual Meeting. Such information is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

      (a)   Documents filed as part of this report.

            (1) Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

                  Report of Grant Thornton LLP on Consolidated Financial Statements and Financial Statement Schedule as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004

                  Consolidated Balance Sheets as of December 31, 2004 and 2003

                  Consolidated Statements of Earnings for each of the three years in the period ended December 31, 2004

                  Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 2004

                  Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2004

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

EXHIBIT INDEX

                           HEALTH FITNESS CORPORATION
                                    FORM 10-K

Exhibit No.       Description
-----------       -----------
**3.1             Articles of Incorporation, as amended on September 20, 2004

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

  10.16           Second Amendment to Credit Agreement and Waiver of
                  Defaults between the Company and Wells Fargo Bank, N.A., dated May 14, 2004 - incorporated by reference to the Company's Quarterly Report on form 10-Q for the quarter ended March 31, 2004

  10.17 Amendment No. 2 to Securities Purchase Agreement between the Company and certain of its subsidiaries, on the one hand, and Bayview Capital Partners LP, on the other hand, dated April 2, 2004 - incorporated by reference to the Company's Quarterly Report on form 10-Q for the quarter ended March 31, 2004

  10.18 Amendment No. 3 to Securities Purchase Agreement between the Company and certain of its subsidiaries, on the one hand, and Bayview Capital Partners LP, on the other hand, dated May 14, 2004 - incorporated by reference to the Company's Quarterly Report on form 10-Q for the quarter ended March 31, 2004

  10.19           Agreement Regarding Closing of Escrow Account, by and among
                  Health Fitness Corporation, Johnson & Johnson Healthcare Systems
                  Inc., Wells Fargo Bank, National Association (as Lender) and
                  Wells Fargo Bank, National Association (as Escrow Agent)
                  - incorporated by reference to the Company's Quarterly Report on form 10-Q for the quarter ended September 30, 2004

**10.20           Third Amendment to Credit Agreement and Consent between the
                  Company and Wells Fargo Bank, N.A., dated December 29, 2004

**10.21           Director Compensation Arrangements

**10.22           2004/2005 Executive Bonus Plan

**10.23           Compensation Arrangements For Executive Officers For Fiscal
                  Year 2005

 **11.0           Statement re:  Computation of Earnings per Share

Exhibit No.       Description
-----------       -----------

 **21.1           Subsidiaries

 **23.1           Consent of Grant Thornton LLP

 **31.1           Certification of Chief Executive Officer Pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002

 **31.2           Certification of Chief Financial Officer Pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002

 **32.1           Certification of Chief Executive Officer Pursuant to Section
                  906 of the Sarbanes-Oxley Act of 2002

 **32.2           Certification of Chief Financial Officer Pursuant to Section
                  906 of the Sarbanes-Oxley Act of 2002

----------------------
* Indicates management contract or compensatory plan or arrangement **Filed herewith