Form 10-Q
period 2005-03-31
Health Fitness Corp /MN/
filed 2005-05-16
CIK 886432

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              ---------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                          COMMISSION FILE NO. 000-25064

                              ---------------------

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

                              ---------------------

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

      The number of shares outstanding of the registrant's common stock as of May 13, 2005 was: Common Stock, $0.01 par value, 12,652,370 shares

                           HEALTH FITNESS CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS
                                TABLE OF CONTENTS

                                                                                                      PAGE
PART  I.          FINANCIAL INFORMATION

      Item  1.    Consolidated Financial Statements (unaudited)

                  Consolidated Balance Sheets as of March 31, 2005 and                                  3
                  December 31, 2004

                  Consolidated Statements of Earnings for the three months                              4
                  ended March 31, 2005 and 2004

                  Consolidated Statements of Cash Flows for the three months                            5
                  ended March 31, 2005 and 2004

                  Notes to Consolidated Financial Statements                                            6

      Item  2.    Management's Discussion and Analysis of Financial Condition                          11
                  and Results of Operations

      Item  3.    Quantitative and Qualitative Disclosures About Market Risk                           13

      Item  4.    Controls and Procedures                                                              14

PART II.          OTHER INFORMATION                                                                    14

      Item  1.    Legal Proceedings

      Items 2-5.  Not Applicable

      Item  6.    Exhibits

      Signatures                                                                                       15

      Exhibit Index                                                                                    16

HEALTH FITNESS CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                                      (Unaudited)
                                                                                        March 31,           December 31,
                                                                                          2005                 2004
                                                                                    -----------------     -----------------
ASSETS

CURRENT ASSETS
    Cash                                                                            $          49,911     $         241,302
    Trade and other accounts receivable, less allowances of $212,000 and $210,700           8,692,559             8,147,430
    Prepaid expenses and other                                                                474,263               213,954
    Deferred tax assets                                                                     1,212,500             1,660,100
                                                                                    -----------------     -----------------
           Total current assets                                                            10,429,233            10,262,786

PROPERTY AND EQUIPMENT, net                                                                   141,042               150,308

OTHER ASSETS
    Goodwill                                                                                9,022,501             9,022,501
    Customer contracts, less accumulated amortization of $1,077,800 and $875,700              652,222               854,306
    Trademark, less accumulated amortization of $93,300 and $75,800                           256,667               274,167
    Other intangible assets, less accumulated amortization of $86,300 and $81,300              11,777                61,493
    Deferred tax assets                                                                       263,900               221,400
    Other                                                                                      76,661                87,015
                                                                                    -----------------     -----------------
                                                                                    $      20,854,003     $      20,933,976
                                                                                    =================     =================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Trade accounts payable                                                          $         484,691     $         840,155
    Accrued salaries, wages, and payroll taxes                                              2,564,924             2,768,734
    Other accrued liabilities                                                                 413,031               495,770
    Accrued self funded insurance                                                             218,065               225,500
    Deferred revenue                                                                        1,906,602             1,977,093
                                                                                    -----------------     -----------------
           Total current liabilities                                                        5,587,313             6,307,252

LONG-TERM OBLIGATIONS                                                                       1,573,788             1,612,759

COMMITMENTS AND CONTINGENCIES                                                                       -                     -

PREFERRED STOCK, $0.01 par value; 5,000,000 shares authorized, 1,078,740
    and 1,063,945 issued and outstanding                                                    1,521,296             1,530,232

STOCKHOLDERS' EQUITY
    Common stock, $0.01 par value; 25,000,000 shares authorized;
       12,652,370 and 12,582,170 shares issued and outstanding                                126,524               125,822
    Additional paid-in capital                                                             17,895,457            17,836,675
    Accumulated comprehensive income                                                            2,914                 2,459
    Accumulated deficit                                                                    (5,853,289)           (6,481,223)
                                                                                    -----------------     -----------------
                                                                                           12,171,606            11,483,733
                                                                                    -----------------     -----------------
                                                                                    $      20,854,003     $      20,933,976
                                                                                    =================     =================

See notes to consolidated financial statements.

HEALTH FITNESS CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS

                                                                                                  (Unaudited)
                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                        ------------------------------
                                                                                            2005              2004
                                                                                        -------------    -------------
REVENUE                                                                                 $  13,465,101    $  12,666,374

COSTS OF REVENUE                                                                           10,023,299        9,579,437
                                                                                        -------------    -------------

GROSS PROFIT                                                                                3,441,802        3,086,937

OPERATING EXPENSES
    Salaries                                                                                1,387,923        1,342,709
    Selling, general and administrative                                                       736,866          830,106
    Amortization of intangible assets                                                         219,583          219,584
                                                                                        -------------    -------------
           Total operating expenses                                                         2,344,372        2,392,399
                                                                                        -------------    -------------

OPERATING INCOME                                                                            1,097,430          694,538

OTHER INCOME (EXPENSE)
    Interest expense                                                                          (11,923)        (134,252)
    Other, net                                                                                 (1,650)             921
                                                                                        -------------    -------------

EARNINGS BEFORE INCOME TAX EXPENSE                                                          1,083,857          561,207

INCOME TAX EXPENSE                                                                            434,323          209,500
                                                                                        -------------    -------------
NET EARNINGS                                                                                  649,534          351,707

    Dividend to preferred shareholders                                                         21,600           15,000
                                                                                        -------------    -------------

NET EARNINGS APPLICABLE TO COMMON SHAREHOLDERS                                          $     627,934    $     336,707
                                                                                        =============    =============

NET EARNINGS PER COMMON SHARE:
    Basic                                                                               $        0.05    $        0.03
    Diluted                                                                                      0.04             0.02

WEIGHTED AVERAGE COMMON SHARES  OUTSTANDING
    Basic                                                                                  12,619,603       12,409,619
    Diluted                                                                                16,614,522       16,038,913

See notes to consolidated financial statements

HEALTH FITNESS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  (Unaudited)
                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                        ------------------------------
                                                                                             2005             2004
                                                                                        -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                                         $     649,534    $     351,707
   Adjustments to reconcile net earnings to net cash used in operating activities:
       Depreciation                                                                            19,573           24,170
       Amortization                                                                           213,490          248,724
       Deferred taxes                                                                         405,100          177,268
       Change in assets and liabilities:
         Trade and other accounts receivable                                                 (545,129)      (2,944,325)
         Prepaid expenses and other                                                          (260,309)         (83,463)
         Other assets                                                                          10,354             (113)
         Trade accounts payable                                                              (355,007)        (108,222)
         Accrued liabilities and other                                                       (293,984)       1,258,955
         Deferred revenue                                                                     (70,491)          47,629
                                                                                        -------------    -------------
                Net cash used in operating activities                                        (226,869)      (1,027,670)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                        (10,307)         (39,687)
   Cash payments made for acquisition                                                              --         (189,706)
                                                                                        -------------    -------------
                Net cash used in investing activities                                         (10,307)        (229,393)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under long-term obligations                                                   7,186,985        2,450,000
   Repayments of long-term obligations                                                     (7,225,956)        (600,862)
   Proceeds from the issuance of common stock                                                  73,328           13,277
   Proceeds from the exercise of stock options                                                 11,428           21,000
                                                                                        -------------    -------------
                Net cash provided by financing activities                                      45,785        1,883,415
                                                                                        -------------    -------------
NET INCREASE (DECREASE) IN CASH                                                              (191,391)         626,352

CASH AT BEGINNING OF PERIOD                                                                   241,302          281,294
                                                                                        -------------    -------------
CASH AT END OF PERIOD                                                                   $      49,911    $     907,646
                                                                                        =============    =============

See notes to consolidated financial statements.

                           HEALTH FITNESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for the first quarter ended March 31, 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Financial information as of December 31, 2004 has been derived from our audited consolidated financial statements. In accordance with the rules and regulations of the United States Securities and Exchange Commission, the Company has omitted footnote disclosures that would substantially duplicate the disclosures contained in the audited financial statements of the Company. The unaudited consolidated financial statements should be read together with the financial statements for the year ended December 31, 2004, and footnotes thereto included in the Company's Form 10-K as filed with the United States Securities and Exchange Commission on March 31, 2005.

In the opinion of management, the interim consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the results for interim periods presented. These financial statements include some amounts that are based on management's best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change in estimate is identified. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the operating results that may be expected for the year ended December 31, 2005.

NOTE  2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business - Health Fitness Corporation and its wholly owned subsidiaries (the Company) provide fitness and health management services and programs to corporations, hospitals, communities and universities located in the United States and Canada. Fitness and health management services include the development, marketing and management of corporate, hospital, community and university based fitness centers, injury prevention and work-injury management consulting, on-site physical therapy and employee health management services. Programs include wellness and health programs for individual customers, including health risk assessments, biometric screenings, nutrition and weight loss programs, smoking cessation, massage therapy, back care and ergonomic injury prevention.

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

Intangible Assets - The Company's intangible assets include customer contracts, trademark, and deferred financing costs and are amortized on a straight-line basis. Customer contracts represent the fair value assigned to acquired management contracts and are amortized over the remaining life of the contracts, of which 10 months remain at March 31, 2005. Trademark represents the value assigned to an acquired trademark and is amortized over a period of five years. Deferred financing costs are amortized over the term of the related credit agreement.

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

Comprehensive Income - Comprehensive income represents net earnings adjusted for foreign currency translation adjustments. Total comprehensive income was $628,389 and $335,434 for the three months ended March 31, 2005 and 2004.

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

Common stock options and warrants to purchase 277,500 and 365,100 shares of common stock were excluded from the calculation for the three months ended March 31, 2005 and 2004 because their exercise price exceeded the average trading price of the Company's common stock during each of the periods.

Stock-based Compensation - The Company utilizes the intrinsic value method of accounting for its stock based employee compensation plans. All options granted had an exercise price equal to the market value of the underlying common stock on the date of grant and accordingly, no compensation cost is reflected in net earnings for the three months ended March 31, 2005 and 2004. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value method of accounting for stock options:

                                                                                      Three Months ended
                                                                                          March 31,
                                                                           --------------------------------------
                                                                               2005                      2004
                                                                           -------------             ------------
Net earnings, applicable to common shareholders                            $     627,934             $    336,707

Less:  Compensation expense determined under the fair value method,
net of tax                                                                       (37,183)                 (23,621)
                                                                           -------------             ------------
Pro forma net earnings, basic                                                    590,751                  313,086

Add: Dividends to preferred shareholders                                          21,600                   15,000
                                                                           -------------             ------------
Pro forma net earnings - diluted                                           $     612,351             $    328,086
                                                                           =============             ============
Earnings per Share:
   Basic, as reported                                                      $        0.05             $       0.03
                                                                           =============             ============
   Basic, pro forma                                                        $        0.05             $       0.03
                                                                           =============             ============

   Diluted, as reported                                                    $        0.04             $       0.02
                                                                           =============             ============
   Diluted, pro forma                                                      $        0.04             $       0.02
                                                                           =============             ============

The pro forma information above should be read in conjunction with the related historical information.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:

                                                                               2005                     2004
                                                                           -------------             ------------
Dividend yield                                                                   None                     None
Expected volatility                                                                78%                   88.43%
Expected life of option                                                       4 years                  4 years
Risk-free interest rate                                                          2.43%                    3.27%
Weighted average fair value of options on grant date                        $    1.59                 $   1.34

In December 2004, the Financial Accounting Standards Board, referred to herein as the FASB, issued Statement 123R, Share-Based Payment. Statement 123R is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supercedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees.

In April 2005, the United States Securities and Exchange Commission announced the adoption of a new rule that amended the compliance dates for Statement 123R as first adopted by the FASB. As a result of this change, the Company is required to implement Statement 123R beginning with the Company's next fiscal year starting January 1, 2006. The Company expects that the adoption of Statement 123R will result in a decrease of net income due to additional compensation expense attributed to employee stock options.

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

NOTE 3.FINANCING

On August 22, 2003, the Company entered into a $7,500,000 Credit Agreement with Wells Fargo Bank, N.A. to provide the Company with acquisition financing and general working capital (the "Wells Loan"). Working capital advances from the Wells Loan are available on a revolving basis and are based upon a percentage of the Company's eligible accounts receivable, less any amounts previously drawn. At the option of the Company, the Wells Loan bears interest at prime or the one-month LIBOR plus a margin of 2.25% to 2.75% based upon the Company's Senior Leverage Ratio (effective rate of 5.75% and 5.25% at March 31, 2005 and December 31, 2004). Borrowing capacity under the Wells Loan decreases $250,000 on the last day of each calendar quarter, beginning September 30, 2003, and matures on June 30, 2007. The facility provided maximum borrowing capacity of $5,750,000 and $6,000,000 at March 31, 2005 and December 31, 2004. Excluding current outstanding balances, $2,813,891 and $3,758,851 was available for borrowing on such respective dates. Borrowings under the Wells Loan are collateralized by substantially all of the Company's assets. The Company is required to comply with certain monthly financial covenants, including a senior cash flow leverage ratio, senior leverage ratio and current ratio. At March 31, 2005, the Company had $1,573,788 outstanding under the Wells Loan, and was in compliance with all of its financial covenants.

On August 25, 2003, the Company entered into a $3,000,000 Securities Purchase Agreement with Bayview Capital Partners LP ("Bayview") to provide the Company with acquisition financing and general working capital (the "Bayview Investment"). The Bayview Investment was initially structured as a bridge note (the "Bridge Note"), the proceeds of which were placed into escrow to fund a portion of our purchase of the Health & Fitness Services Division of Johnson & Johnson Health Care Systems Inc..

On December 8, 2003 (the "Effective Date"), the $3,000,000 Bridge Note issued to Bayview was converted into a $2,000,000 term note (the "Term Note"), $1,000,000 in Series A Convertible Preferred Stock (the "Preferred Stock") and a warrant to purchase common stock of the Company (the "Warrant") pursuant to the terms set forth in the August 25, 2003 Securities Purchase Agreement.

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

On December 29, 2004, the Company prepaid its Bayview Term Note by utilizing funds from the Wells Loan. In connection with the Term Note repayment, the Company also paid a prepayment penalty of $80,000, which represents 4% of the face value of the Term Note. In addition, the Company incurred a one-time, non-cash charge to interest expense of $394,669, representing $345,754 of unamortized difference between the face value of the Term Note and its assigned relative fair value, as well as $48,916 of unamortized financing costs related to the Term Note. At the same time, the Company and Wells Fargo agreed to amend the Wells Loan to change the senior leverage ratio covenant to reflect the Company's financial position subsequent to the Term Note repayment. The Company was in compliance with this change in covenant at March 31, 2005.

Balances of long-term obligations are as follows:

                                                  March 31,      December 31,
                                                    2005            2004
                                                 -----------     ------------
Wells Loan                                       $ 1,573,788     $  1,612,759

The outstanding principal balance on the Wells Loan matures June 2007.

NOTE 4. INCOME TAXES

The Company records income taxes in accordance with the liability method of accounting. Deferred income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities and federal operating loss carryforwards. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment. Income taxes are calculated based on management's estimate of the Company's effective tax rate, which takes into consideration a federal tax rate of 34% and an effective state tax rate of 6%.

NOTE 5. STOCK OPTIONS

The Company maintains a stock option plan for the benefit of certain eligible employees and directors of the Company. A total of 1,331,100 shares of common stock are reserved for additional grants of options under the plan at March 31, 2005. Generally, the options outstanding (1) are granted at prices equal to the market value of the stock on the date of grant, (2) vest over various terms and,
(3) expire over a period of five or ten years from the date of grant.

A summary of stock option activity for the quarter ended March 31, 2005 is as follows:

                                                                          Weighted
                                                        Number of         Average
                                                          Shares        Exercise Price
                                                        ----------      --------------
Outstanding at December 31, 2004                         1,921,550         $   1.06
  Granted                                                  175,000             2.70
  Exercised                                                (23,375)            0.49
                                                        ----------         --------
  Outstanding at March 31, 2005                          2,073,175         $   1.21
                                                        ==========         ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

CRITICAL ACCOUNTING POLICIES. Our most critical accounting policies, which are those that require significant judgment, include: revenue recognition, trade and other accounts receivable, goodwill and stock-based compensation. A more in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

GENERAL. Health Fitness Corporation and its wholly owned subsidiaries (the Company) provide fitness and health management services and programs to corporations, hospitals, communities and universities located in the United States and Canada. Fitness and health management services include the development, marketing and management of corporate, hospital, community and university based fitness centers, injury prevention and work-injury management consulting, on-site physical therapy and employee health management services. Programs include wellness and health programs for individual customers, including health risk assessments, biometric screenings, nutrition and weight loss programs, smoking cessation, massage therapy, back care and ergonomic injury prevention.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2005 COMPARED TO THE QUARTER ENDED MARCH 31, 2004.

REVENUE. Revenues increased $799,000 or 6.3% to $13,465,000 for the three months ended March 31, 2005, from $12,666,000 for the three months ended March 31, 2004. This increase is attributable to staffing services growth of $396,000, fitness and health program services growth of $394,000 and growth from consulting services of $9,000.

GROSS PROFIT. Gross profit increased $355,000 or 11.5% to $3,442,000 for the three months ended March 31, 2005, from $3,087,000 for the three months ended March 31, 2004. This increase is due primarily to the revenue growth discussed previously, as well as lower medical benefit costs for full-time employees.

As a percent of revenue, gross profit increased 1.2% to 25.6% from 24.4% for the first quarter of 2004. This increase is due primarily to the increase in fitness and health program service revenue, which generally has higher gross margins than revenue realized from staffing services. Lower medical benefits for full-time employees also contributed to the increase in gross profit as a percent of revenue.

OPERATING EXPENSES AND OPERATING INCOME. Operating expenses decreased $48,000 to $2,344,000 for the three months ended March 31, 2005 from $2,392,000 for the three months ended March 31, 2004. This decrease is primarily attributed to a decrease in expenses associated with the Company's acquisition integration efforts that were incurred during the first quarter of 2004.

OTHER INCOME AND EXPENSE. Interest expense decreased $122,000 to $12,000 for the three months ended March 31, 2005, compared to $134,000 for the same period in 2004. This decrease is due to the non-recurrance of interest charges in connection with the December 2004 repayment of the Company's $2,000,000 Senior Subordinated Note held by Bayview Capital Partners LP, the proceeds of which were used to fund an acquisition. The Company's cost of borrowed funds decreased to 6.0% for the first quarter of 2005 from 6.6% for the first quarter of 2004.

INCOME TAXES. Income tax expense increased $225,000 to $434,000 for the three months ended March 31, 2005 compared to $209,000 for the same period in 2004. The increase is primarily due to the $523,000 increase in earnings before taxes.

NET EARNINGS APPLICABLE TO COMMON SHAREHOLDERS. As a result of the above, net earnings applicable to common shareholders for the three months ended March 31, 2005 increased $291,000 or 86.4% to $628,000 compared to $337,000 for the same period in 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased $886,000 to $4,842,000 at March 31, 2005, compared to working capital of $3,956,000 at December 31, 2004. The increase in working capital is due primarily to an increase in accounts receivable and decreases in trade accounts payable and accrued expenses.

In addition to cash flows generated from operating activities, the Company's other source of liquidity and working capital is provided by a $7,500,000 Credit Agreement with Wells Fargo Bank, N.A. (the "Wells Loan"). The availability of the Wells Loan decreases $250,000 on the last day of each calendar quarter, beginning September 30, 2003, and matures on June 30, 2007. Working capital advances from the Wells Loan are based upon a percentage of the Company's eligible accounts receivable, less any amounts previously drawn. The facility provided maximum borrowing capacity of $5,750,000 and $6,000,000 at March 31, 2005 and December 31, 2004. Excluding current outstanding balances, $2,813,891 and $3,758,851 was available for borrowing on such respective dates.

As of March 31, 2005, the Company has no off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities. Refer to the footnotes in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 for disclosure related to the Company's "Commitments and Contingencies."

The Company believes that sources of capital to meet future obligations over the next 12 months will be provided by cash generated through operations and the Company's Wells Loan. Currently, the Company does not have plans to make any significant investments in capital assets or any other one-time expenses that may affect our cash flows from investing activities.

The Company does not believe that inflation has had a significant impact on the results of its operations.

PRIVATE SECURITIES LITIGATION REFORM ACT

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Such "forward-looking" information is included in this Form 10-Q, including the MD&A section, as well as in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 that was filed with the Securities and Exchange Commission, and in other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company).

Forward-looking statements include all statements based on future expectations and specifically include, among other things, all statements relating to improving margins, growth of the market for corporate, hospital, community and university-based fitness centers, the development of new business models and the Company's intention to expand the Company's programs and services. Any statements that are not based upon historical facts, including the outcome of events that have not yet occurred and our expectations for future performance, are forward-looking statements. The words "believe," "estimate," "expect," "intend," "may," "could," "will," "plan," "anticipate," and similar words and expressions are intended to identify forward-looking statements. Such statements are based upon the current beliefs and expectations of our management. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to those matters identified and discussed in Item 1 of the Company's Form 10-K for the year ended December 31, 2004 under "Risk Factors/Forward-Looking Statements."

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks related to changes in U.S. and international interest rates. All of the Company's long-term obligations bear interest at a variable rate. An interest rate increase by one percentage point would reduce the Company's future annual net income by approximately $16,000 at current debt levels.

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

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Item 3 (Legal Proceedings) in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)     Exhibits

See Exhibit Index on page following signatures

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 16, 2005                 HEALTH FITNESS CORPORATION

                               By /s/ Jerry V. Noyce
                                  ----------------------------------------------
                                  Jerry V. Noyce
                                  Chief Executive Officer
                                  (Principal Executive Officer)

                               By /s/ Wesley W. Winnekins
                                  ----------------------------------------------
                                  Wesley W. Winnekins
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX
                           HEALTH FITNESS CORPORATION
                                    FORM 10-Q

Exhibit No.   Description
-----------   -----------

**10.10       Employment agreement dated December 8, 2003 between the Company and
              Brian Gagne*

**10.11       Employment agreement dated December 22, 2003 between the Company and
              Michael Seethaler*

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

----------
* Indicates management contract or compensatory plan or arrangement

**Filed herewith