Form 10-Q
period 2005-06-30
Health Fitness Corp /MN/
filed 2005-08-15
CIK 886432

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ----------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

                            ---------------------------

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

YES [ ] NO [X]

      The number of shares outstanding of the registrant's common stock as of August 15, 2005 was: Common Stock, $0.01 par value, 12,839,217 shares

================================================================================

                           HEALTH FITNESS CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

                                                                                                PAGE
PART I.       FINANCIAL INFORMATION

    Item 1.   Consolidated Financial Statements (unaudited)

                 Consolidated Balance Sheets as of June 30, 2005 and                             3
                 December 31, 2004

                 Consolidated Statements of Earnings for the three and six                       4
                 months ended June 30, 2005 and 2004

                 Consolidated Statements of Cash Flows for the six                               5

                 months ended June 30, 2005 and 2004

                 Notes to Consolidated Financial Statements                                      6

    Item 2.   Management's Discussion and Analysis of Financial Condition                       11
              and Results of Operations

    Item 3.   Quantitative and Qualitative Disclosures About Market Risk                        17

    Item 4.   Controls and Procedures                                                           17

PART II.      OTHER INFORMATION                                                                 18

    Item 1.  Legal Proceedings

    Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

    Item 3.      Defaults Upon Senior Securities

    Item 4.      Submission of Matters to a Vote of Security Holders

    Item 5       Other Information

    Item 6.      Exhibits

    Signatures                                                                                  19

    Exhibit Index                                                                               20

                           HEALTH FITNESS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                        June 30,        December 31,
                                                                                          2005              2004
                                                                                    -------------    ---------------
ASSETS
CURRENT ASSETS
    Cash                                                                            $      20,155    $       241,302
    Trade and other accounts receivable, less allowances of $208,500 and                8,092,592          8,147,430
       $210,700
    Prepaid expenses and other                                                            427,353            213,954
    Deferred tax assets                                                                   911,549          1,660,100
                                                                                    -------------    ---------------

           Total current assets                                                         9,451,649         10,262,786

PROPERTY AND EQUIPMENT, net                                                               145,993            150,308

OTHER ASSETS
    Goodwill                                                                            9,022,501          9,022,501
    Customer contracts, less accumulated amortization of $1,279,900 and                   450,139            854,306
       $875,700
    Trademark, less accumulated amortization of $111,000 and $75,800                      246,080            274,167
    Other intangible assets, less accumulated amortization of $84,600 and                  13,448             61,493
       $81,300
    Deferred tax assets                                                                   306,700            221,400
    Other                                                                                  66,307             87,015
                                                                                    -------------    ---------------
                                                                                    $  19,702,817    $    20,933,976
                                                                                    =============    ===============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Trade accounts payable                                                          $     595,321    $       840,155
    Accrued salaries, wages, and payroll taxes                                          2,356,395          2,768,734
    Other accrued liabilities                                                             550,743            495,770
    Accrued self funded insurance                                                         137,143            225,500
    Deferred revenue                                                                    1,826,490          1,977,093
                                                                                    -------------    ---------------
           Total current liabilities                                                    5,466,092          6,307,252

LONG-TERM OBLIGATIONS                                                                      22,774          1,612,759

COMMITMENTS AND CONTINGENCIES                                                                   -                  -

CUMULATIVE CONVERTIBLE PREFERRED STOCK, 10,000,000 shares
    authorized, 1,093,699 and 1,063,945 issued and outstanding                          1,542,896          1,530,232

STOCKHOLDERS' EQUITY
    Common stock, $0.01 par value; 50,000,000 shares authorized;
       12,652,370 and 12,582,170 shares issued and outstanding                            126,524            125,822
    Additional paid-in capital                                                         17,895,457         17,836,675
    Accumulated comprehensive income                                                        4,180              2,459
    Accumulated deficit                                                                (5,355,106)        (6,481,223)
                                                                                    -------------    ---------------
                                                                                       12,671,055         11,483,733
                                                                                    -------------    ---------------
                                                                                    $  19,702,817    $    20,933,976
                                                                                    =============    ===============

See notes to consolidated financial statements.

                           HEALTH FITNESS CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS

                                   (UNAUDITED)

                                                          Three Months Ended                   Six Months Ended
                                                               June 30,                            June 30,
                                                   ------------------------------      ------------------------------
                                                       2005              2004              2005              2004
                                                   ------------      ------------      ------------      ------------
REVENUE                                            $ 13,678,615      $ 13,129,715      $ 27,143,716      $ 25,796,089

COSTS OF REVENUE                                     10,227,999         9,687,357        20,251,298        19,266,794
                                                   ------------      ------------      ------------      ------------
GROSS PROFIT                                          3,450,616         3,442,358         6,892,418         6,529,295

OPERATING EXPENSES
    Salaries                                          1,406,562         1,429,569         2,794,485         2,772,278
    Other selling, general and administrative           942,631           823,504         1,679,497         1,653,610
    Amortization of acquired intangible assets          219,754           219,583           439,337           439,167
                                                   ------------      ------------      ------------      ------------
           Total operating expenses                   2,568,947         2,472,656         4,913,319         4,865,055
                                                   ------------      ------------      ------------      ------------
OPERATING INCOME                                        881,669           969,702         1,979,099         1,664,240

OTHER INCOME (EXPENSE)
    Interest expense                                    (16,326)         (128,344)          (28,249)         (262,596)
    Other, net                                             (340)              469            (1,990)            1,390
                                                   ------------      ------------      ------------      ------------
EARNINGS BEFORE INCOME TAXES                            865,003           841,827         1,948,860         1,403,034

INCOME TAX EXPENSE                                      345,220           342,873           779,543           552,373
                                                   ------------      ------------      ------------      ------------
NET EARNINGS                                            519,783           498,954         1,169,317           850,661

    Dividend to preferred shareholders                   21,600            28,200            43,200            43,200
                                                   ------------      ------------      -------------     ------------
NET EARNINGS APPLICABLE TO
    COMMON SHAREHOLDERS                            $    498,183      $    470,754      $  1,126,117      $    807,461
                                                   ============      ============      ============      ============
NET EARNINGS PER SHARE:
    Basic                                          $       0.04      $       0.04      $      0.09       $       0.06
    Diluted                                                0.03              0.03             0.07               0.05

WEIGHTED AVERAGE COMMON SHARES:
    Basic                                            12,652,370        12,483,979        12,636,465        12,447,374
    Diluted                                          16,618,997        16,066,003        16,617,853        16,054,047

See notes to consolidated financial statements.

                           HEALTH FITNESS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                   2005              2004
CASH FLOWS  FROM OPERATING  ACTIVITIES:
   Net earnings                                                                 $  1,169,317      $    850,661
   Adjustments to reconcile net earnings to net cash provided by operating activities:
       Depreciation of property and equipment                                         39,066            48,643
       Amortization of intangible assets                                             431,574           497,447
       Deferred taxes                                                                663,251           444,993
       Common stock issued for compensation                                                -            60,600
       Changes in operating assets and liabilities, net of assets acquired:
         Trade and other accounts receivable, net                                     54,838        (2,156,321)
         Prepaid expenses and other                                                 (213,399)         (161,191)
         Other assets                                                                 20,707            18,109
         Trade accounts payable                                                     (243,113)         (226,107)
         Accrued liabilities and other                                              (445,723)          654,281
         Deferred revenue                                                           (150,603)            6,476
                                                                                ------------      ------------
                     Net cash provided by operating activities                     1,325,915            37,591
                                                                                ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                               (34,749)          (49,612)
   Other                                                                              (7,084)                -
   Acquisition of business                                                                 -          (193,566)
                                                                                ------------      ------------
                Net cash used in investing activities                                (41,833)         (243,178)
                                                                                ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under note payable                                                  12,440,808         6,872,241
   Repayments of note payable                                                    (14,030,793)       (6,996,472)
   Proceeds from issuance of common stock                                             73,328            13,277
   Proceeds from the exercise of stock options                                        11,428            35,247
                                                                                ------------      ------------
                Net cash  (used in) financing activities                          (1,505,229)          (75,707)
                                                                                ------------      ------------
NET DECREASE IN CASH                                                                (221,147)         (281,294)

CASH AT BEGINNING OF PERIOD                                                          241,302           281,294
                                                                                ------------      ------------
CASH AT END OF PERIOD                                                           $     20,155      $          -
                                                                                ============      ============

SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow information

         Cash paid for interest                                                 $     28,876      $    201,985

         Cash paid for taxes                                                         226,750            97,358

Noncash investing and financing activities affecting cash flows:

         Dividend to preferred shareholders                                           43,200            43,200

See notes to consolidated financial statements.

                           HEALTH FITNESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for the second quarter ended June 30, 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Financial information as of December 31, 2004 has been derived from our audited consolidated financial statements. In accordance with the rules and regulations of the United States Securities and Exchange Commission, the Company has omitted footnote disclosures that would substantially duplicate the disclosures contained in the audited financial statements of the Company. The unaudited consolidated financial statements should be read together with the financial statements for the year ended December 31, 2004, and footnotes thereto included in the Company's Form 10-K as filed with the United States Securities and Exchange Commission on March 31, 2005.

In the opinion of management, the interim consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the results for interim periods presented. These financial statements include some amounts that are based on management's best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change in estimate is identified. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the operating results that may be expected for the year ended December 31, 2005.

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

Intangible Assets - The Company's intangible assets include customer contracts, trademark, and deferred financing costs and are amortized on a straight-line basis. Customer contracts represent the fair value assigned to acquired management contracts and are amortized over the remaining life of the contracts, of which 7 months remain at June 30, 2005. Trademark represents the value assigned to an acquired trademark and is amortized over a period of five years. Deferred financing costs are amortized over the term of the related credit agreement.

Revenue Recognition - Revenue is recognized at the time the service is provided to the customer. For annual contracts, monthly amounts are recognized ratably over the term of the contract. Certain services provided to the customer may vary on a periodic basis and are invoiced to the customer in arrears. The revenues relating to theses services are estimated in the month that the service is performed based the cost of the services.

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

Comprehensive Income - Comprehensive income represents net earnings adjusted for foreign currency translation adjustments. Total comprehensive income was $1,127,838 and $804,042 for the six months ended June 30, 2005 and 2004.

Net Earnings Per Share - Basic net earnings per common share is computed by dividing net earnings applicable to common shareholders by the number of weighted average common shares outstanding. Diluted net earnings per share is computed by dividing net earnings applicable to common shareholders plus dividends to preferred shareholders (net earnings) by the number of weighted average common shares outstanding, and common share equivalents relating to stock options and stock warrants, when dilutive.

Common stock options and warrants to purchase 450,000 and 365,100 shares of common stock were excluded from the calculation for the three months ended June 30, 2005 and 2004, and 375,000 and 365,100 were excluded from the calculation for the six months ended June 30, 2005 and 2004 because they are anti-dilutive.

Stock-based Compensation - The Company utilizes the intrinsic value method of accounting for its stock based employee compensation plans. All options granted had an exercise price equal to the market value of the underlying common stock on the date of grant and accordingly, no compensation cost is reflected in net earnings for the three and six months ended June 30, 2005 and 2004. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value method of accounting for stock options:

                                                     Three Months ended                 Six Months ended
                                                          June 30,                          June 30,
                                                ----------------------------      ----------------------------
                                                   2005              2004            2005             2004
                                                -----------      -----------      -----------      -----------
Net earnings, applicable to common
  Shareholders - basic                          $   498,183      $   470,754      $ 1,126,117      $   807,461
Add:  Dividends to preferred shareholders            21,600           28,200           43,200           43,200
                                                -----------      -----------      -----------      -----------
Net earnings - diluted                              519,783          498,954        1,169,317          850,661
                                                -----------      -----------      -----------      -----------
Less: Compensation expense determined under
the fair value method, net of tax                  (100,482)         (90,371)        (137,665)        (113,992)
                                                -----------      -----------      -----------      -----------
Proforma net earnings - basic                   $   397,701      $   380,383      $   988,452      $   693,469
                                                ===========      ===========      ===========      ===========
Proforma net earnings - diluted                 $   419,301      $   408,583      $ 1,031,652      $   736,669
                                                ===========      ===========      ===========      ===========
Earnings per Share:

   Basic, as reported                           $      0.04      $      0.04      $      0.09      $      0.06
                                                ===========      ===========      ===========      ===========
   Basic, proforma                              $      0.03      $      0.03      $      0.08      $      0.06
                                                ===========      ===========      ===========      ===========

   Diluted, as reported                         $      0.03      $      0.03      $      0.07      $      0.05
                                                ===========      ===========      ===========      ===========
   Diluted, proforma                            $      0.03      $      0.03      $      0.06      $      0.05
                                                ===========      ===========      ===========      ===========

The proforma information above should be read in conjunction with the related historical information.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:

                                                                  2005                2004
                                                             --------------       -----------
Dividend yield                                                    None               None
Expected volatility                                             69% - 78%             88%
Expected life of option                                        1 - 4 years        1 - 4 years
Risk-free interest rate                                       2.43% - 2.97%          3.27%
Weighted average fair value of options on grant date              $1.29              $1.02

In December 2004, the Financial Accounting Standards Board (FASB), issued Statement 123R, Share-Based Payment. Statement 123R is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supercedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees.

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

NOTE 3. FINANCING

On August 22, 2003, the Company entered into a $7,500,000 Credit Agreement with Wells Fargo Bank, N.A. to provide the Company with acquisition financing and general working capital (the "Wells Loan"). Working capital advances from the Wells Loan are available on a revolving basis and are based upon a percentage of the Company's eligible accounts receivable, less any amounts previously drawn. At the option of the Company, the Wells Loan bears interest at prime or the one-month LIBOR plus a margin of 2.25% to 2.75% based upon the Company's Senior Leverage Ratio (effective rate of 6.25% and 5.25% at June 30, 2005 and December 31, 2004). Borrowing capacity under the Wells Loan decreases $250,000 on the last day of each calendar quarter, beginning September 30, 2003, and matures on June 30, 2007. The facility provided maximum borrowing capacity of $5,500,000 and $6,000,000 at June 30, 2005 and December 31, 2004. Excluding current outstanding balances, $4,754,526 and $3,758,851 was available for borrowing on such respective dates. Borrowings under the Wells Loan are collateralized by substantially all of the Company's assets. The Company is required to comply with certain monthly financial covenants, including a fixed charge coverage ratio, minimum earnings before interest, taxes, depreciation and amortization, cash flow leverage ratio and a senior leverage ratio. At June 30, 2005, the Company had $22,774 outstanding under the Wells Loan, and was in compliance with all of its financial covenants.

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

On December 29, 2004, the Company prepaid its Bayview Term Note by utilizing funds from the Wells Loan. In connection with the Term Note repayment, the Company also paid a prepayment penalty of $80,000, which represents 4% of the face value of the Term Note. In addition, the Company incurred a one-time, non-cash charge to interest expense of $394,669, representing $345,754 of unamortized difference between the face value of the Term Note and its assigned relative fair value, as well as $48,916 of unamortized financing costs related to the Term Note. At the same time, the Company and Wells Fargo agreed to amend the Wells Loan to change the senior leverage ratio covenant to reflect the Company's financial position subsequent to the Term Note repayment. The Company was in compliance with this change in covenant at June 30, 2005.

Balances of long-term obligations are as follows:

                              June 30,   December 31,
                                2005        2004
                              --------   ------------
Wells Loan                    $ 22,774   $  1,612,759

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

NOTE 5. STOCK OPTIONS

The Company maintains a stock option plan for the benefit of certain eligible employees and directors of the Company. A total of 1,181,100 shares of common stock are reserved for additional grants of options under the plan at June 30, 2005. Generally, the options outstanding (1) are granted at prices equal to the market value of the stock on the date of grant, (2) vest over various terms and,
(3) expire over a period of five or ten years from the date of grant.

A summary of stock option activity for the six months ended June 30, 2005 is as follows:

                                                       Weighted
                                     Number of         Average
                                      Shares        Exercise Price
                                     ----------     --------------
Outstanding at December 31, 2004      1,921,550        $   1.06
  Granted                               175,000            2.70
  Exercised                             (23,375)           0.49
                                     ----------        --------
Outstanding at March 31, 2005         2,073,175            1.21
  Granted                               150,000            2.48
                                     ----------        --------
  Outstanding at June 30, 2005        2,223,175        $   1.29
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

CRITICAL ACCOUNTING POLICIES. Our most critical accounting policies, which are those that require significant estimates and judgment, include: revenue recognition, trade and other accounts receivable, goodwill and stock-based compensation. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. Actual results may differ from these estimates under different assumptions or conditions. A more in-depth description of our accounting policies can be found in footnote 2 to the interim financial statements included in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

RESULTS OF OPERATIONS

The following table sets forth our statement of operations data as a percentage of total revenues and also sets forth other financial and operating data for the quarter ended June 30, 2005 and 2004, and for the six months ended June 30, 2005 and 2004:

                                                     Three Months Ended       Six Months Ended
                                                          June 30,                June 30,
                                                     ------------------      ------------------
                                                      2005        2004        2005        2004
                                                     ------      ------      ------      ------
REVENUE                                              100.0%      100.0%      100.0%      100.0%

COSTS OF REVENUE                                      74.8        73.8        74.6        74.7
                                                     -----       -----       -----       -----
GROSS PROFIT                                          25.2        26.2        25.4        25.3

OPERATING EXPENSES
    Salaries                                          10.3        10.9        10.3        10.7
    Other selling, general and administrative          6.9         6.2         6.2         6.4
    Amortization of acquired intangible assets         1.6         1.7         1.6         1.7
                                                     -----       -----       -----       -----
           Total operating expenses                   18.8        18.8        18.1        18.8
                                                     -----       -----       -----       -----
OPERATING INCOME                                       6.4         7.4         7.3         6.5

OTHER INCOME (EXPENSE)                                (0.1)       (1.0)       (0.1)       (1.0)
                                                     -----       -----       -----       -----
EARNINGS BEFORE INCOME TAXES                           6.3         6.4         7.2         5.5

INCOME TAX EXPENSE                                     2.5         2.6         2.9         2.1
                                                     -----       -----       -----       -----
NET EARNINGS                                           3.8         3.8         4.3         3.4

    Dividend to preferred shareholders                 0.2         0.2         0.2         0.2
                                                     -----       -----       -----       -----
NET EARNINGS APPLICABLE TO
    COMMON SHAREHOLDERS                                3.6%        3.6%        4.1%        3.2%
                                                     =====       =====       =====       =====

OTHER FINANCIAL AND OPERATING DATA:

                                      Three Months Ended              Six Months Ended
                                          June 30,                        June 30,
                                 ---------------------------     ---------------------------
                                    2005            2004            2005            2004
                                 -----------     -----------     -----------     -----------
Fitness Management Revenue
Staffing Services                $ 9,671,877     $ 9,892,295     $19,297,301     $19,480,786
Program Services                     875,258         532,520       1,580,660         940,848
Consulting Services                   98,267          63,765         112,717          71,265
                                 -----------     -----------     -----------     -----------
                                  10,645,402      10,488,580      20,990,678      20,492,899
                                 -----------     -----------     -----------     -----------
Health Management Revenue
Staffing Services                  2,868,171       2,581,181       5,846,914       5,200,791
Program Services                     156,650          54,761         291,693          92,918
Consulting Services                    8,392           5,193          14,431           9,481
                                 -----------     -----------     -----------     -----------
                                   3,033,213       2,641,135       6,153,038       5,303,190
                                 -----------     -----------     -----------     -----------
Total Revenue
Staffing Services                 12,540,048      12,473,476      25,144,215      24,681,577
Program Services                   1,031,908         587,281       1,872,353       1,033,766
Consulting Services                  106,659          68,958         127,148          80,746
                                 -----------     -----------     -----------     -----------
                                 $13,678,615     $13,129,715     $27,143,716     $25,796,089
                                 -----------     -----------     -----------     -----------

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2005 AS COMPARED TO THE QUARTER ENDED JUNE 30, 2004.

REVENUE. Revenues increased $549,000, or 4.2%, to $13,679,000 for the three months ended June 30, 2005, from $13,130,000 for the three months ended June 30, 2004. This increase is attributable to fitness and health program services growth of $445,000, staffing services growth of $66,000 and growth from consulting services of $38,000.

GROSS PROFIT. Gross profit increased $8,000, or 0.2%, to $3,451,000 for the three months ended June 30, 2005, from $3,443,000 for the three months ended June 30, 2004. This increase is primarily attributed to a $167,000 increase in gross profit from program and consulting services revenue growth. These increases were mostly offset by a decrease in staffing services gross profit of $159,000, which is primarily due to termination of fitness center staffing contracts.

As a percent of revenue, gross profit decreased to 25.2%, from 26.2% for the second quarter of 2004. This decrease is due primarily to contract terminations and business pricing pressures.

OPERATING EXPENSES AND OPERATING INCOME. Operating expenses increased $96,000, or 3.9%, to $2,569,000 for the three months ended June 30, 2005 from $2,473,000 for the three months ended June 30, 2004. This increase is primarily attributed to anticipated expense increases in our contract administration, programs management, sales and human resource business areas.

OTHER INCOME AND EXPENSE. Interest expense decreased $112,000 to $16,000 for the three months ended June 30, 2005, compared to $128,000 for the same period in 2004. This decrease is primarily due to the December 2004 repayment of the Company's $2,000,000 Senior Subordinated Note held by Bayview Capital Partners LP, the proceeds of which were used to fund an acquisition. The Company's cost of borrowed funds increased to 6.8% for the second quarter of 2005 from 6.7% for the second quarter of 2004.

INCOME TAXES. Income tax expense increased $2,000 to $345,000 for the three months ended June 30, 2005 compared to $343,000 for the same period in 2004. The increase is primarily due to the $23,000 increase in earnings before taxes.

NET EARNINGS APPLICABLE TO COMMON SHAREHOLDERS. As a result of the above, net earnings applicable to common shareholders for the three months ended June 30, 2005 increased $27,000, or 5.7%, to $498,000 from $471,000 for the three months ended June 30, 2004.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2005 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004.

REVENUE. Revenues increased $1,348,000, or 5.2%, to $27,144,000 for the six months ended June 30, 2005, from $25,796,000 for the six months ended June 30, 2004. This increase is attributable to fitness and health program services growth of $839,000, staffing services growth of $463,000 and growth from consulting services of $46,000.

GROSS PROFIT. Gross profit increased $363,000, or 5.6%, to $6,892,000 for the six months ended June 30, 2005, from $6,529,000 for the six months ended June 30, 2004. This increase is due primarily to the revenue growth discussed previously, as well as lower medical benefit costs for full-time employees.

As a percent of revenue, gross profit increased to 25.4%, from 25.3% for the six months ended June 30, 2005. This increase is primarily attributed to lower medical costs for full time employees, which were mostly offset by contract terminations and business pricing pressures.

OPERATING EXPENSES AND OPERATING INCOME. Operating expenses increased $48,000, or 1.0%, to $4,913,000 for the six months ended June 30, 2005, from $4,865,000 for the six months ended June 30, 2004. This increase is primarily attributed to anticipated expense increases in our contract administration, programs management, sales and human resource business areas.

OTHER INCOME AND EXPENSE. Interest expense decreased $234,000 to $28,000 for the six months ended June 30, 2005, compared to $262,000 for the same period in 2004. This decrease is primarily due to the December 2004 repayment of the Company's $2,000,000 Senior Subordinated Note held by Bayview Capital Partners LP, the proceeds of which were used to fund an acquisition. The Company's cost of borrowed funds decreased to 6.0% for the six months ended June 30, 2005 from 6.8% for the same period in 2004.

INCOME TAXES. Income tax expense increased $227,000 to $779,000 for the six months ended June 30, 2005, compared to $552,000 for the same period in 2004. The increase is primarily due to the $546,000 increase in earnings before taxes.

NET EARNINGS APPLICABLE TO COMMON SHAREHOLDERS. As a result of the above, net earnings applicable to common shareholders for the six months ended June 30, 2005 increased $319,000, or 39.5%, to $1,126,000, from $807,000 for the six months ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased $30,000 to $3,986,000 at June 30, 2005, compared to working capital of $3,956,000 at December 31, 2004. The increase in working capital is due primarily to an increase in prepaid expense and decreases in trade accounts payable and accrued expenses, which were offset by decreases in deferred tax assets and cash.

In addition to cash flows generated from operating activities, the Company's other source of liquidity and working capital is provided by a $7,500,000 Credit Agreement with Wells Fargo Bank, N.A. (the "Wells Loan"). The availability of the Wells Loan decreases $250,000 on the last day of each calendar quarter, beginning September 30, 2003, and matures on June 30, 2007. Working capital advances from the Wells Loan are based upon a percentage of the Company's eligible accounts receivable, less any amounts previously drawn. The facility provided maximum borrowing capacity of $5,500,000 and $6,000,000 at June 30, 2005 and December 31, 2004. Excluding current outstanding balances, $4,754,526 and $3,758,851 was available for borrowing on such respective dates.

As of June 30, 2005, the Company had no off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities. Refer to the footnotes in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 for disclosure related to the Company's "Commitments and Contingencies."

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

RISK FACTORS / FORWARD-LOOKING STATEMENTS

The foregoing discussion contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on current expectations or beliefs concerning future events. Any statements that are not based upon historical facts, including the outcome of events that have not yet occurred and our expectations for future performance, are forward-looking. Such statements can be identified by the use of terminology such as "anticipate," "believe," "estimate," "expect," "intend," "may," "could," "possible," "plan," "project," "will," "forecast" and similar words or expressions. The Company's forward-looking statements generally relate to its growth strategies, recent reorganization, financial results, marketing efforts, acquisition plans and cash requirements. Although it is not possible to foresee all of the factors that may cause actual results to differ from the Company's forward-looking statements, such factors include, among others, the risk factors that follow. You should not consider the below risks to be the only ones we may face from time to time. You should take such factors into account when making investment decisions and are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update any forward-looking statements.

THE TIMING OF NEW AND LOST MANAGEMENT SERVICE CONTRACTS MAY NOT BE INDICATIVE OF TRENDS IN OUR BUSINESS OR OF FUTURE QUARTERLY FINANCIAL RESULTS. The Company evaluates its business, in part, by reviewing trends in its financial performance. Management believes an important indicator of the Company's outlook is revenue to be derived from fitness and health management service contracts the Company enters into with customers. Fitness and health management service contracts are often long-term contracts (i.e., 3 - 5 years), contain annual, automatic renewals and generally require 30 to 60 days notice to terminate, or to avoid the automatic annual renewal feature. Revenue from new contracts often is not recognized for a period of 90 to 180 days after proposal acceptance due to lead times necessary to execute a contract and hire staff to begin providing services. Since termination notice periods are considerably less than the time it takes to begin servicing new contracts, the revenue lost in a reporting period may significantly exceed the revenue gained from new contracts.

Because of these timing differences, management generally does not view changes in quarterly revenue, whether sequential or comparable prior quarter changes, to be indicative of its outlook or trends in the Company's business or to be reflective of revenue expected in succeeding quarters. Rather, management generally evaluates revenue trends in the Company's fitness and health management services business based upon 12- to 18-month periods since it believes this helps minimize the timing impact from new and terminated contracts. Management cautions investors not to place undue reliance upon fluctuations in quarterly revenue viewed in isolation from revenue information over longer periods of time (e.g., comparative trailing 12-month information), and to not view quarterly revenue as necessarily being indicative of the Company's outlook or results to be expected in future quarters.

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

FAILURE TO RENEW EXISTING CUSTOMER CONTRACTS COULD HAVE A NEGATIVE EFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS. The Company's growth strategy depends in part upon continuous development and improvement of attractive and effective health management programs and services. The Company's failure to anticipate trends or to successfully develop, improve or implement such programs or services may have a material adverse effect on the Company's results of operation and financial condition. The Company currently contracts with third party partners to provide a portion of such programs and services and anticipates that this will continue to be the case. If any of such third party partners no longer made these programs and services available to the Company, there is no assurance that the Company would be able to replace such third-party partner programs and services, and if the Company could not do so, the Company's ability to pursue its growth strategies would be seriously compromised.

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

THE COMPANY COULD EXPERIENCE A POTENTIAL DEPRESSIVE EFFECT ON THE PRICE OF ITS COMMON STOCK FOLLOWING THE EXERCISE AND SALE OF EXISTING CONVERTIBLE SECURITIES. At June 30, 2005, the Company had outstanding stock options and warrants to purchase an aggregate of 3,638,495 shares of common stock. The Company also had outstanding 1,093,699 shares of preferred stock that are convertible into 2,187,398 shares of common stock. The exercise of such outstanding stock options and warrants and the sale of the common stock acquired thereby, as well as the conversion of preferred stock and the sale of common stock acquired thereby, may have a material adverse effect on the price of the Company's common stock. In addition, the exercise of such outstanding stock options and warrants and sale of such shares of the Company's common stock could occur at a time when the Company might otherwise be able to obtain additional equity capital on terms and conditions more favorable to the Company.

THE COMPANY HAS IMPLEMENTED, ON A LIMITED BASIS, A BUSINESS MODEL FOR MANAGING CORPORATE FITNESS CENTERS ON A COST-NEUTRAL OR FOR-PROFIT BASIS. The Company has, on a limited basis, implemented a model of managing corporate fitness centers on a cost-neutral or for-profit basis without receiving a management fee from the corporate owner of such centers. Corporate-owned centers are resistant to significant membership fees and fee increases, and the Company may not be successful in sufficiently managing costs and/or in raising service levels and associated revenues, as required to achieve profit objectives.

FAILURE TO IDENTIFY ACQUISITION OPPORTUNITIES MAY LIMIT OUR GROWTH. An important part of the Company's growth has been the acquisition of complementary businesses. The Company may choose to continue this strategy in the future. Management's identification of suitable acquisition candidates involves risks inherent in assessing the value, strengths, weaknesses, overall risks and profitability of acquisition candidates. Management may be unable to identify suitable acquisition candidates. If the Company does not make suitable acquisitions, it may find it more difficult to realize growth objectives and to enhance shareholder value.

In addition, future acquisitions by the Company may be dilutive to shareholders, cause the Company to incur additional indebtedness and large one-time expenses or create intangible assets that could result in significant amortization expense. If the Company spends significant funds or incurs additional debt, the Company's ability to obtain necessary financing may decline and it may be more vulnerable to economic downturns and competitive pressures. Management cannot guarantee that the Company will be able to successfully complete any future acquisitions, that it will be able to finance acquisitions or that it will realize any anticipated benefits from completed acquisitions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks related to changes in U.S. and international interest rates. All of the Company's long-term obligations bear interest at a variable rate. An interest rate increase by one percentage point would reduce the Company's future annual net income by less than $10,000 at current debt levels.

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

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of the Company's shareholders was held on Tuesday, June 7, 2005.

(b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees, and the shareholders elected the following persons as directors of the Company to serve until the next annual meeting of shareholders:

    Nominee                  Number of Votes For    Number of Votes Withheld
-------------------          -------------------    ------------------------
James A. Bernards                11,398,856                  38,417
K. James Ehlen, M.D              11,256,292                 180,981
Robert J. Marzec                 11,398,856                  38,417
Cary Musech                      11,397,331                  39,942
Jerry V. Noyce                   11,397,055                  40,218
John C. Penn                     11,398,856                  38,417
Mark W. Sheffert                 11,398,856                  38,417
Linda Hall Whitman               11,399,856                  37,417
Rodney A. Young                  11,398,856                  38,417

(c) By a vote of 4,888,606 shares in favor, 504,218 shares opposed, 36,109 shares abstaining, and 6,008,340 shares represented by broker nonvotes, the shareholders approved the 2005 Stock Option Plan

(d) By a vote of 11,355,989 shares in favor, 52,500 shares opposed, 28,784 shares abstaining, and no shares represented by broker nonvotes, the shareholders ratified the selection of Grant Thornton LLP as the Company's independent auditors for the current fiscal year.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

See Exhibit Index on page following signatures

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 15, 2005
HEALTH FITNESS CORPORATION

By /s/ Jerry V. Noyce
   -----------------------------------------
Jerry V. Noyce
Chief Executive Officer
(Principal Executive Officer)

By /s/ Wesley W. Winnekins
   -----------------------------------------
Wesley W. Winnekins
Chief Financial Officer)
(Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX
                           HEALTH FITNESS CORPORATION
                                   FORM 10-Qx

Exhibit No.                                  Description
-----------   -----------------------------------------------------------------------
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

----------------
** Filed herewith