Form 10-Q
period 2005-09-30
Health Fitness Corp /MN/
filed 2005-11-14
CIK 886432

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

                          COMMISSION FILE NO. 000-25064

                          ----------------------------

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

                          ----------------------------

      Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).YES [ ] NO [X]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

      The number of shares outstanding of the registrant's common stock as of November 11, 2005 was: Common Stock, $0.01 par value, 12,914,523 shares

================================================================================

                           HEALTH FITNESS CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS
                                TABLE OF CONTENTS

                                                                                                 PAGE
PART I. FINANCIAL INFORMATION

  Item 1.     Consolidated Financial Statements (unaudited)

                Consolidated Balance Sheets as of September 30, 2005 and December
                31, 2004                                                                            3

                Consolidated Statements of Earnings for the three and nine months
                ended September 30, 2005 and 2004                                                   4

                Consolidated Statements of Cash Flows for the nine months ended
                September 30, 2005 and 2004                                                         5

                Notes to Consolidated Financial Statements                                          6

  Item 2.     Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                11

  Item 3.     Quantitative and Qualitative Disclosures About Market Risk                           18

  Item 4.     Controls and Procedures                                                              18

PART II.      OTHER INFORMATION                                                                    19

  Item 1.     Legal Proceedings

  Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

  Item 3.     Defaults Upon Senior Securities

  Item 4.     Submission of Matters to a Vote of Security Holders

  Item 5      Other Information

  Item 6.     Exhibits

  Signatures                                                                                       20

  Exhibit Index                                                                                    21

                           HEALTH FITNESS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                                September 30,      December 31,
                                                                                                     2005              2004
                                                                                                -------------      ------------
ASSETS

CURRENT ASSETS
    Cash                                                                                        $      38,031      $    241,302
    Trade and other accounts receivable, less allowances of $199,400 and $210,700                   8,428,337         8,147,430
    Prepaid expenses and other                                                                        840,576           213,954
    Deferred tax assets                                                                               483,100         1,660,100
                                                                                                -------------      ------------
           Total current assets                                                                     9,790,044        10,262,786

PROPERTY AND EQUIPMENT, net                                                                           190,581           150,308

OTHER ASSETS
    Goodwill                                                                                        9,022,501         9,022,501
    Customer contracts, less accumulated amortization of $1,481,900 and $875,700                      248,056           854,306
    Trademark, less accumulated amortization of $129,000 and $75,800                                  228,068           274,167
    Other intangible assets, less accumulated amortization of $86,300 and $81,300                      11,767            61,493
    Deferred tax assets                                                                               352,000           221,400
    Other                                                                                              55,953            87,015
                                                                                                -------------      ------------
                                                                                                $  19,898,970      $ 20,933,976
                                                                                                =============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Trade accounts payable                                                                      $     799,167      $    840,155
    Accrued salaries, wages, and payroll taxes                                                      1,885,032         2,768,734
    Other accrued liabilities                                                                         378,568           495,770
    Accrued self funded insurance                                                                     184,592           225,500
    Deferred revenue                                                                                1,814,137         1,977,093
                                                                                                -------------      ------------
           Total current liabilities                                                                5,061,496         6,307,252

LONG-TERM OBLIGATIONS                                                                                       -         1,612,759

COMMITMENTS AND CONTINGENCIES                                                                               -                 -

CUMULATIVE CONVERTIBLE PREFERRED STOCK, 10,000,000 shares
    authorized, 1,111,105 and 1,063,945 issued and outstanding                                      1,567,715         1,530,232

STOCKHOLDERS' EQUITY
    Common stock, $0.01 par value; 50,000,000 shares authorized;
       12,907,023 and 12,582,170 shares issued and outstanding                                        129,070           125,822
    Additional paid-in capital                                                                     17,982,591        17,836,675
    Accumulated comprehensive income                                                                    6,717             2,459
    Accumulated deficit                                                                            (4,848,619)       (6,481,223)
                                                                                                -------------      ------------
                                                                                                   13,269,759        11,483,733
                                                                                                -------------      ------------
                                                                                                $  19,898,970      $ 20,933,976
                                                                                                =============      ============

See notes to consolidated financial statements.

                           HEALTH FITNESS CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                               Three Months Ended                 Nine Months Ended
                                                                 September 30,                      September 30,
                                                          -----------------------------       ---------------------------
                                                              2005             2004              2005            2004
                                                          -----------       -----------       -----------     -----------
REVENUE                                                   $13,464,278       $13,154,340       $40,607,994     $38,950,429

COSTS OF REVENUE                                            9,965,464         9,807,257        30,216,762      29,074,051
                                                          -----------       -----------       -----------     -----------

GROSS PROFIT                                                3,498,814         3,347,083        10,391,232       9,876,378

OPERATING EXPENSES
    Salaries                                                1,449,297         1,408,482         4,243,782       4,180,760
    Other selling, general and administrative                 945,540           784,560         2,625,037       2,438,170
    Amortization of acquired intangible assets                220,095           219,583           659,432         658,750
                                                          -----------       -----------       -----------     -----------
           Total operating expenses                         2,614,932         2,412,625         7,528,251       7,277,680
                                                          -----------       -----------       -----------     -----------

OPERATING INCOME                                              883,882           934,458         2,862,981       2,598,698

OTHER INCOME (EXPENSE )
    Interest expense                                            4,035          (118,102)          (24,214)       (380,698)
    Other, net                                                 (2,404)              908            (4,394)          2,298
                                                          -----------       -----------       -----------     -----------
EARNINGS BEFORE INCOME TAXES                                  885,513           817,264         2,834,373       2,220,298

INCOME TAX EXPENSE                                            354,206           330,500         1,133,749         882,873
                                                          -----------       -----------       -----------     -----------

NET EARNINGS                                                  531,307           486,764         1,700,624       1,337,425

    Dividend to preferred shareholders                         24,819            21,600            68,019          64,800
                                                          -----------       -----------       -----------     -----------
NET EARNINGS APPLICABLE TO
    COMMON SHAREHOLDERS                                   $   506,488       $   465,164       $ 1,632,605     $ 1,272,625
                                                          ===========       ===========       ===========     ===========
NET EARNINGS PER SHARE:
    Basic                                                 $      0.04       $      0.04       $      0.13     $      0.10
    Diluted                                                      0.03              0.03              0.10            0.08

WEIGHTED AVERAGE COMMON SHARES:
    Basic                                                  12,836,971        12,550,679        12,704,035      12,482,060
    Diluted                                                16,662,753        16,122,175        16,633,799      16,078,873

See notes to consolidated financial statements.

                           HEALTH FITNESS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                     --------------------------
                                                                                        2005            2004
                                                                                     -----------     ----------
CASH FLOWS  FROM OPERATING  ACTIVITIES:
   Net earnings                                                                      $ 1,700,624     $1,337,425
   Adjustments to reconcile net earnings to net cash provided by operating activities:
       Depreciation of property and equipment                                             63,786         71,520
       Amortization of intangible assets and other                                       653,350        746,171
       Deferred taxes                                                                  1,046,400        728,917
       Common stock issued for compensation                                                    -         60,600
       Changes in operating assets and liabilities, net of assets acquired:
         Trade and other accounts receivable                                            (280,907)    (2,695,366)
         Prepaid expenses and other                                                     (626,622)       (96,832)
         Other assets                                                                     31,062         23,183
         Trade accounts payable                                                          (36,728)      (223,765)
         Accrued liabilities and other                                                (1,041,812)     1,357,945
         Deferred revenue                                                               (162,958)        98,011
                                                                                     -----------     ----------
                Net cash provided by operating activities                              1,346,195      1,407,809
                                                                                     -----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                  (104,059)       (56,017)
   Other                                                                                  (7,084)             -
   Acquisition of business                                                                     -       (256,927)
                                                                                     -----------     ----------
                Net cash used in investing activities                                   (111,143)      (312,944)
                                                                                     -----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under note payable                                                      13,837,389     13,087,343
   Repayments of note payable                                                        (15,450,148)   (14,835,830)
   Proceeds from issuance of common stock                                                163,008         71,540
   Proceeds from the exercise of stock options                                            11,428         35,247
   Proceeds from closing cash escrow account                                                   -        471,999
                                                                                     -----------     ----------
                Net cash used in financing activities                                 (1,438,323)    (1,169,701)
                                                                                     -----------     ----------

NET (DECREASE) IN CASH                                                                  (203,271)       (74,836)

CASH AT BEGINNING OF PERIOD                                                              241,302        281,294
                                                                                     -----------     ----------

CASH AT END OF PERIOD                                                                $    38,031     $  206,458
                                                                                     ===========     ==========

SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow information

         Cash paid for interest                                                      $    30,297     $  293,226

         Cash paid for taxes                                                             403,651        116,365

Noncash investing and financing activities affecting cash flows:

         Dividend to preferred shareholders                                               68,019         64,800

See notes to consolidated financial statements.

                           HEALTH FITNESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for the third quarter ended September 30, 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Financial information as of December 31, 2004 has been derived from our audited consolidated financial statements. In accordance with the rules and regulations of the United States Securities and Exchange Commission, the Company has omitted footnote disclosures that would substantially duplicate the disclosures contained in the audited financial statements of the Company. The unaudited consolidated financial statements should be read together with the financial statements for the year ended December 31, 2004, and footnotes thereto included in the Company's Form 10-K as filed with the United States Securities and Exchange Commission on March 31, 2005.

In the opinion of management, the interim consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the results for interim periods presented. These financial statements include some amounts that are based on management's best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change in estimate is identified. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the operating results that may be expected for the year ended December 31, 2005.

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

Intangible Assets - The Company's intangible assets include customer contracts and trademark that are amortized on a straight-line basis. Customer contracts represent the fair value assigned to acquired management contracts and are amortized over the remaining life of the contracts, of which 4 months remain at September 30, 2005. Trademark represents the value assigned to an acquired trademark and is amortized over a period of five years.

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

Comprehensive Income - Comprehensive income represents net earnings adjusted for foreign currency translation adjustments. Total comprehensive income was $1,636,863 and $1,269,462 for the nine months ended September 30, 2005 and 2004.

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

Common stock options and warrants to purchase 584,163 and 470,100 shares of common stock were excluded from the three months ended September 30, 2005 and 2004 calculation, and 481,298 and 365,100 shares were excluded from the nine months ended September 30, 2005 and 2004 calculation because they are anti-dilutive.

Stock-based Compensation - The Company utilizes the intrinsic value method of accounting for its stock based employee compensation plans. All options granted had an exercise price equal to the market value of the underlying common stock on the date of grant and accordingly, no compensation cost is reflected in net earnings for the three and nine months ended September 30, 2005 and 2004. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value method of accounting for stock options:

                                                    Three Months ended             Nine Months ended
                                                       September 30,                 September 30,
                                                 --------------------------    --------------------------
                                                    2005            2004          2005           2004
                                                 -----------     ----------    ----------     -----------
Net earnings, applicable to common
     Shareholders - basic                        $   506,488    $   465,164    $ 1,632,605    $ 1,272,625
Add: Dividends to preferred shareholders              24,819         21,600         68,019         64,800
                                                 -----------    -----------    -----------    -----------
Net earnings - diluted                               531,307        486,764      1,700,624      1,337,425
                                                 -----------    -----------    -----------    -----------
Less: Compensation expense determined
  under the fair value method, net of tax            (41,533)       (23,445)      (179,198)      (137,438)
                                                 -----------    -----------    -----------    -----------
Proforma net earnings - basic                    $   464,955    $   441,719    $ 1,453,407    $ 1,135,187
                                                 ===========    ===========    ===========    ===========
Proforma net earnings - diluted                  $   489,774    $   463,319    $ 1,521,426    $ 1,199,987
                                                 ===========    ===========    ===========    ===========

Earnings per Share:
   Basic, as reported                            $      0.04    $      0.04    $      0.13    $      0.10
                                                 ===========    ===========    ===========    ===========
   Basic, proforma                               $      0.04    $      0.04    $      0.11    $      0.09
                                                 ===========    ===========    ===========    ===========

   Diluted, as reported                          $      0.03    $      0.03    $      0.10    $      0.08
                                                 ===========    ===========    ===========    ===========
   Diluted, proforma                             $      0.03    $      0.03    $      0.09    $      0.07
                                                 ===========    ===========    ===========    ===========

The proforma information above should be read in conjunction with the related historical information.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:

                                                               2005          2004
                                                            ------------   ---------
Dividend yield                                                  None         None
Expected volatility                                           61% - 78%       88%
Expected life of option                                       1-4 years    1-4 years
Risk-free interest rate                                     2.43% - 3.47%    3.27%
Weighted average fair value of options on grant date            $1.27        $1.01

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

NOTE 3. FINANCING

On August 22, 2003, the Company entered into a $7,500,000 Credit Agreement with Wells Fargo Bank, N.A. to provide the Company with acquisition financing and general working capital (the "Wells Loan"). Working capital advances from the Wells Loan are available on a revolving basis and are based upon a percentage of the Company's eligible accounts receivable, less any amounts previously drawn. At the option of the Company, the Wells Loan bears interest at prime or the one-month LIBOR plus a margin of 2.25% to 2.75% based upon the Company's Senior Leverage Ratio (effective rate of 6.75% and 5.25% at September 30, 2005 and December 31, 2004). Borrowing capacity under the Wells Loan decreases $250,000 on the last day of each calendar quarter, beginning September 30, 2003, and matures on June 30, 2007. The facility provided maximum borrowing capacity of $5,250,000 and $6,000,000 at September 30, 2005 and December 31, 2004. Excluding
current outstanding balances, and based upon eligible accounts receivable, $5,152,467 and $3,758,851 was available for borrowing on such respective dates. Borrowings under the Wells Loan are collateralized by substantially all of the Company's assets. The Company is required to comply with certain monthly financial covenants, including a fixed charge coverage ratio, minimum earnings before interest, taxes, depreciation and amortization, cash flow leverage ratio and a senior leverage ratio. At September 30, 2005, the Company had no outstanding balance under the Wells Loan, and was in compliance with all of its financial covenants.

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

The Warrant issued to Bayview on the Effective Date represents the right to purchase, subject to customary weighted-average anti-dilution adjustments, 1,210,320 shares of common stock, which represented 8% of the Company's common stock outstanding on a fully diluted basis at the Effective Date, excluding the common stock issuable to Bayview upon conversion of the Preferred Stock. The Warrant is exercisable at any time for a period of ten years at an exercise price equal to $0.50 per share, and the shares obtainable upon exercise of the Warrant may be put to the Company at fair market value (net of the exercise price) upon a change of control or default.

On December 29, 2004, the Company prepaid its Bayview Term Note by utilizing funds from the Wells Loan. In connection with the Term Note repayment, the Company also paid a prepayment penalty of $80,000, which represents 4% of the face value of the Term Note. In addition, the Company incurred a one-time, non-cash charge to interest expense of $394,669, representing $345,754 of unamortized difference between the face value of the Term Note and its assigned relative fair value, as well as $48,916 of unamortized financing costs related to the Term Note. At the same time, the Company and Wells Fargo agreed to amend the Wells Loan to change the senior leverage ratio covenant to reflect the Company's financial position subsequent to the Term Note repayment. The Company was in compliance with this change in covenant at September 30, 2005.

Balances of long-term obligations are as follows:

                            September 30,       December 31,
                                2005                2004
                            -------------       ------------
Wells Loan                  $           0       $  1,612,759

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

NOTE 5. STOCK OPTIONS

The Company maintains a stock option plan for the benefit of certain eligible employees and directors of the Company. A total of 1,163,600 shares of common stock are reserved for additional grants of options under the plan at September 30, 2005. Generally, the options outstanding (1) are granted at prices equal to the market value of the stock on the date of grant, (2) vest over various terms and, (3) expire over a period of five or ten years from the date of grant.

A summary of stock option activity for the nine months ended September 30, 2005 is as follows:

                                                       Weighted
                                     Number of         Average
                                       Shares       Exercise Price
                                     ----------     --------------
Outstanding at December 31, 2004      1,921,550        $ 1.06
    Granted                             175,000          2.70
    Exercised                           (23,375)         0.49
                                     ----------        ------
Outstanding at March 31, 2005         2,073,175          1.21
    Granted                             150,000          2.48
                                     ----------        ------
Outstanding at June 30, 2005          2,223,175        $ 1.29
    Granted                              17,500          2.24
    Exercised                           (78,750)         0.34
                                     ----------        ------
Outstanding at September 30, 2005     2,161,925        $ 1.34
                                     ==========        ======

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

RESULTS OF OPERATIONS

The following table sets forth our statement of operations data as a percentage of total revenues and also sets forth other financial and operating data for the quarter ended September 30, 2005 and 2004, and for the nine months ended September 30, 2005 and 2004:

                                                      Three Months Ended       Nine Months Ended
                                                         September 30,           September 30,
                                                      ------------------       -----------------
                                                       2005        2004        2005        2004
                                                      -----       ------       -----     -------
REVENUE                                               100.0%       100.0%      100.0%      100.0%

COSTS OF REVENUE                                       74.0         74.6        74.4        74.6
                                                      -----       ------       -----     -------

GROSS PROFIT                                           26.0         25.4        25.6        25.4

OPERATING EXPENSES

      Salaries                                         10.8         10.7        10.4        10.7
      Other selling, general and administrative         7.0          5.9         6.5         6.3
      Amortization of acquired intangible assets        1.6          1.7         1.6         1.7
                                                      -----       ------       -----     -------
                  Total operating expenses             19.4         18.3        18.5        18.7
                                                      -----       ------       -----     -------

OPERATING INCOME                                        6.6          7.1         7.1         6.7

OTHER INCOME (EXPENSE)                                  0.0         (0.9)       (0.1)       (1.0)
                                                      -----       ------       -----     -------

EARNINGS BEFORE INCOME TAXES                            6.6          6.2         7.0         5.7

INCOME TAX EXPENSE                                      2.6          2.5         2.8         2.2
                                                      -----       ------       -----     -------

NET EARNINGS                                            4.0          3.7         4.2         3.5

      Dividend to preferred shareholders                0.2          0.2         0.2         0.2
                                                      -----       ------       -----     -------

NET EARNINGS APPLICABLE TO
      COMMON SHAREHOLDERS                               3.8%         3.5%        4.0%        3.3%
                                                      =====       ======       =====     =======

OTHER FINANCIAL AND OPERATING DATA:               Three Months Ended              Nine Months Ended
                                                     September 30,                  September 30,
                                             ---------------------------     ---------------------------
                                                 2005            2004            2005           2004
                                             ------------    -----------     ------------   ------------
Fitness Management Revenue
Staffing Services                            $  9,504,194    $ 9,855,438     $ 28,801,495   $ 29,336,224
Program Services                                  769,924        470,988        2,350,584      1,411,836
Consulting Services                                50,941         43,323          163,658        114,588
                                             ------------    -----------     ------------   ------------
                                               10,325,059     10,369,749       31,315,737     30,862,648
                                             ------------    -----------     ------------   ------------
Health Management Revenue
Staffing Services                               2,982,339      2,659,217        8,829,253      7,860,008
Program Services                                  146,518        116,525          438,211        209,443
Consulting Services                                10,362          8,849           24,793         18,330
                                             ------------    -----------     ------------   ------------
                                                3,139,219      2,784,591        9,292,257      8,087,781
                                             ------------    -----------     ------------   ------------
Total Revenue
Staffing Services                              12,486,533     12,514,655       37,630,748     37,196,232
Program Services                                  916,442        587,513        2,788,795      1,621,279
Consulting Services                                61,303         52,172          188,451        132,918
                                             ------------    -----------     ------------   ------------
                                             $ 13,464,278    $13,154,340     $ 40,607,994   $ 38,950,429
                                             ------------    -----------     ------------   ------------

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2005 AS COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2004.

REVENUE. Revenues increased $310,000, or 2.4%, to $13,464,000 for the three months ended September 30, 2005, from $13,154,000 for the three months ended September 30, 2004. This increase is attributable to fitness and health program services growth of $329,000 and growth from consulting services of $9,000. The growth in fitness and health program services is primarily attributable to higher utilization by fitness center members. These increases were partially offset by a decrease in staffing services revenue of $28,000, which is attributed to a $351,000 decrease in fitness management staffing services. The decrease in fitness management staffing revenue for the third quarter is attributed to higher-than-normal revenue attrition from contracts that were acquired in December 2003. Since contract attrition can be unpredictable, the Company generally does not view short-term changes in contract revenue to be indicative of future results, or a trend in the business. New contracts the Company secures may take 90 to 180 days to generate full revenue. At the same time, many of the Company's contracts can be terminated with a 30 day notice. Because this timing difference can temporarily affect revenue results, the Company generally evaluates prospective revenue trends over a 12 to 18 month period.

GROSS PROFIT. Gross profit increased $152,000, or 4.5%, to $3,499,000 for the three months ended September 30, 2005, from $3,347,000 for the three months ended September 30, 2004. This increase is primarily attributed to a $225,000 refund of 2004 worker's compensation insurance premiums, which is due to favorable 2004 claims activity. The Company also experienced a $139,000 increase in program services gross profit, which is primarily due to revenue growth. Offsetting these increases was a $184,000 decrease in gross profit from staffing services, which is primarily due to termination of fitness center staffing contracts and higher costs for employee medical benefits.

As a percent of revenue, gross profit increased to 26.0%, from 25.4% for the third quarter of 2004. This increase is due primarily to the refund of 2004 worker's compensation insurance premium being offset by contract terminations that had higher margins and higher costs for employee medical benefits.

OPERATING EXPENSES. Operating expenses increased $202,000, or 8.4%, to $2,615,000 for the three months ended September 30, 2005 from $2,413,000 for the three months ended September 30, 2004. This increase is primarily attributed to anticipated increases in salaries and other operating expenses in our contract administration, programs management, sales and corporate administration areas.

OTHER INCOME AND EXPENSE. Interest expense decreased $122,000 to income of $4,000 for the three months ended September 30, 2005, compared to an expense of $118,000 for the same period in 2004. This decrease is primarily due to the December 2004 repayment of the Company's $2,000,000 Senior Subordinated Note held by Bayview Capital Partners LP. Since there was interest income for the third quarter of 2005, the Company's cost of borrowed funds was inconsequential. The cost of borrowed funds during the third quarter of 2004 was 9.8%.

INCOME TAXES. Income tax expense increased $24,000 to $354,000 for the three months ended September 30, 2005 compared to $330,000 for the same period in 2004. The increase is primarily due to the $68,000 increase in earnings before taxes.

NET EARNINGS APPLICABLE TO COMMON SHAREHOLDERS. As a result of the above, net earnings applicable to common shareholders for the three months ended September 30, 2005 increased $41,000, or 8.8%, to $506,000, from $465,000 for the three months ended September 30, 2004.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004.

REVENUE. Revenues increased $1,658,000, or 4.3%, to $40,608,000 for the nine months ended September 30, 2005, from $38,950,000 for the nine months ended September 30, 2004. This increase is attributable to fitness and health program services growth of $1,168,000, health management staffing services growth of $969,000 and growth from consulting services of $56,000. Growth in these areas was primarily attributable to incremental business from existing customers. Fitness management staffing services decreased $535,000 in 2005 compared to 2004. The decrease in fitness management staffing revenue is attributed to higher-than-normal revenue attrition from contracts that were acquired in December 2003. Since contract attrition can be unpredictable, the Company generally does not view short-term changes in contract revenue to be indicative of future results, or a trend in the business. New contracts the Company secures may take 90 to 180 days to generate full revenue. At the same time, many of the Company's contracts can be terminated with a 30 day notice. Because this timing difference can temporarily affect revenue results, the Company generally evaluates prospective revenue trends over a 12 to 18 month period.

GROSS PROFIT. Gross profit increased $514,000, or 5.2%, to $10,391,000 for the nine months ended September 30, 2005, from $9,877,000 for the nine months ended September 30, 2004. This increase is due primarily to revenue growth and the refund of 2004 worker's compensation insurance premium discussed previously.

As a percent of revenue, gross profit increased to 25.6%, from 25.4% for the nine months ended September 30, 2005. This increase is due primarily to the refund of 2004 worker's compensation insurance premium, which is being offset by decreases from contract terminations that had higher margins and higher costs for employee medical benefits.

OPERATING EXPENSES. Operating expenses increased $250,000, or 3.4%, to $7,528,000 for the nine months ended September 30, 2005, from $7,278,000 for the nine months ended September 30, 2004. This increase is primarily attributed to anticipated increases in salaries and other operating expenses in our contract administration, programs management, sales and corporate administration areas.

OTHER INCOME AND EXPENSE. Interest expense decreased $357,000 to $24,000 for the nine months ended September 30, 2005, compared to $381,000 for the same period in 2004. This decrease is primarily due to the December 2004 repayment of the Company's $2,000,000 Senior Subordinated Note held by Bayview Capital Partners LP. Since interest was immaterial for the nine months ended September 30, 2005, the Company's cost of borrowed funds was inconsequential. The cost of borrowed funds for the nine months ended September 30, 2004 was 7.5%.

INCOME TAXES. Income tax expense increased $251,000 to $1,134,000 for the nine months ended September 30, 2005, compared to $883,000 for the same period in 2004. The increase is primarily due to the $614,000 increase in earnings before taxes.

NET EARNINGS APPLICABLE TO COMMON SHAREHOLDERS. As a result of the above, net earnings applicable to common shareholders for the nine months ended September 30, 2005 increased $360,000, or 28.3%, to $1,633,000, from $1,273,000 for the nine months ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased $773,000 to $4,729,000 at September 30, 2005, compared to working capital of $3,956,000 at December 31, 2004. The increase in working capital is due primarily to an increase in prepaid expense and accounts receivable and decreases in accrued expenses and deferred revenue, which were offset by decreases in deferred tax assets and cash, and an increase in other accrued liabilities.

In addition to cash flows generated from operating activities, the Company's other source of liquidity and working capital is provided by a $7,500,000 Credit Agreement with Wells Fargo Bank, N.A. (the "Wells Loan"). The availability of the Wells Loan decreases $250,000 on the last day of each calendar quarter, beginning September 30, 2003, and matures on June 30, 2007. Working capital advances from the Wells Loan are based upon a percentage of the Company's eligible accounts receivable, less any amounts previously drawn. The facility provided maximum borrowing capacity of $5,250,000 and $6,000,000 at September 30, 2005 and December 31, 2004. Excluding current outstanding balances, and based upon eligible accounts receivable, $5,152,467 and $3,758,851 was available for borrowing on such respective dates.

As of September 30, 2005, the Company had no off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities. Refer to the footnotes in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 for disclosure related to the Company's "Commitments and Contingencies."

The Company believes that sources of capital to meet its existing obligations and conduct its operations over the next 12 months will be provided by cash generated through operations and the Company's Wells Loan. The Company, from time to time, may purchase significant assets or other entities as it attempts to grow its business and expand its services. In the event the Company makes any such acquisitions, it may be required to obtain additional debt or equity financing. There can be no assurance that the Company's efforts to obtain any such additional financing will be successful or on terms favorable to the Company. If the Company sells equity securities, existing shareholders may suffer economic and voting dilution.

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

THE COMPANY COULD EXPERIENCE A POTENTIAL DEPRESSIVE EFFECT ON THE PRICE OF ITS COMMON STOCK FOLLOWING THE EXERCISE AND SALE OF EXISTING CONVERTIBLE SECURITIES. At September 30, 2005, the Company had outstanding stock options and warrants to purchase an aggregate of 3,467,388 shares of common stock. The Company also had outstanding 1,111,105 shares of preferred stock that are convertible into 2,222,210 shares of common stock. The exercise of such outstanding stock options and warrants and the sale of the common stock acquired thereby, as well as the conversion of preferred stock and the sale of common stock acquired thereby, may have a material adverse effect on the price of the Company's common stock. In addition, the exercise of such outstanding stock options and warrants and sale of such shares of the Company's common stock could occur at a time when the Company might otherwise be able to obtain additional equity capital on terms and conditions more favorable to the Company.

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

THE COMPANY'S COMMON STOCK IS THINLY TRADED, AND SUBJECT TO VOLATILITY. The Company's common stock is traded on the Over the Counter Bulletin Board. Investing in OTC securities is speculative and carries a high degree of risk. Many OTC securities are relatively illiquid, or "thinly traded," which can enhance volatility in the share price and make it difficult for investors to buy or sell without dramatically affecting the quoted price or may be unable to sell a position at a later date. As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the price of the Company's shares of the common stock. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices.

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

Dated: November 14, 2005

HEALTH FITNESS CORPORATION

By /s/ Jerry V. Noyce
   ---------------------------
Jerry V. Noyce
Chief Executive Officer
(Principal Executive Officer)

By /s/ Wesley W. Winnekins
   ---------------------------
Wesley W. Winnekins
Chief Financial Officer
(Principal Financial and Accounting Officer)

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

----------------
* Filed herewith