Form 10-K
period 2005-12-31
Health Fitness Corp /MN/
filed 2006-03-30
CIK 886432

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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
                          COMMON STOCK, $.01 PAR VALUE

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act. Yes       No   X
                                               -----    -----

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 of 15(d) of the Exchange Act. Yes       No   X
                                                         -----    -----

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                              -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of accelerated and large accelerated filer in Exchange Act Rule 12b-2).

Large accelerated filer       Accelerated Filer        Non-Accelerated filer  X
                        ---                     ---                          ---

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes       No   X
                                     -----    -----

     As of June 30, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last quoted price at which such stock was sold on such date as reported by the OTC Bulletin Board, was approximately $22,550,500. As of March 27, 2006, 18,930,368 shares of the registrant's common stock, $.01 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE PROXY STATEMENT FOR THE 2006 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT.

ITEM 1. BUSINESS

OVERVIEW

As a leading provider of fitness and health management services and programs to corporations, hospitals, communities and universities located in the United States and Canada, we currently have agreements with approximately 157 customers to manage more than 400 fitness and wellness centers, including 233 corporate fitness centers, 61 corporate wellness programs, 12 corporate occupational health programs, 15 hospital, commercial and university-based fitness centers and wellness programs and 74 corporate sites that do not have full-time staff. Approximately 70 of the Company's customers are Fortune 1000 companies.

On December 23, 2005, we acquired all of the capital stock of HealthCalc.Net, Inc. ("HealthCalc"), a leading provider of web-based fitness, health management and wellness programs to corporations, health care organizations, physicians and athletic/fitness centers. Founded in 1997, and headquartered in Dallas, Texas, HealthCalc's web-based platform provides customers with a variety of tools and resources to identify opportunities to impact healthcare costs through lifestyle improvement programs for individuals. In addition to other services, the HealthCalc platform allows individuals to take periodic online health assessments, track their daily exercise, receive online health coaching and provide access to the latest health education and information in an internet-based environment. We completed this acquisition to satisfy the demands of current and potential customers regarding ownership of the technology platform that has become increasingly important to the delivery of fitness and health management services. By combining the best practices, programs and people of both companies, we believe this acquisition uniquely positions us to meet the growing demands of major corporations by providing solutions that address employee health issues and the rising cost of corporate healthcare.

You may contact us at our executive offices at 3600 American Blvd W., Suite 560, Bloomington, Minnesota 55431, telephone number is (952) 831-6830. We maintain an internet website at www.hfit.com.

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

To capitalize on the fitness and health management opportunities within the corporate, hospital, community and university markets, we have organized our business into two core areas: Fitness Management Services and Health Management Services. Within each area, we provide two types of service: (i) Staffing Services, and (ii) Program and Consulting Services. On a combined basis for 2005, Staffing Services currently accounts for 91.9% of total revenue, and Program and Consulting Services accounts for 8.1% of total revenue.

FITNESS MANAGEMENT SERVICES

STAFFING SERVICES. We have agreements with corporations to staff and manage fitness centers that have been developed by these companies for use by employees. Our customers invest the resources to develop and equip these fitness centers, and generally pay for all operating expenses. We derive revenue from these services through the reimbursement of staff costs, including wages, taxes and benefits, reimbursement of the cost of liability insurance. We also receive a management fee to cover the cost of regional and corporate support services.

PROGRAM AND CONSULTING SERVICES. Services in this category are generally provided at our managed fitness centers and include personal training, weight loss programs, seminars, specialty fitness classes and massage therapy. We derive revenue from these programs, typically from the individual fitness center member, on a fee-for-service basis.

Within our fitness management consulting practice, companies that are planning new fitness centers employ us to develop floor plan designs, interior design plans, selection and sourcing of fitness equipment and fitness program design. For companies that desire to develop a commercial fitness center, we can perform a comprehensive analysis of market potential for the center. Services can include demographic analysis, market analysis, and multiple-year financial business plan development.

HEALTH MANAGEMENT SERVICES

STAFFING SERVICES. We have agreements with corporations to staff and manage the delivery of health promotion programs, lifestyle counseling services for onsite and remote customer employees and injury prevention and treatment services. These relationships may or may not involve the management of an on-site fitness center. We derive revenue from these services through the reimbursement of staff costs, including wages, taxes and benefits, reimbursement of the cost of liability insurance. We also receive a management fee to cover the cost of regional and corporate support services.

PROGRAM AND CONSULTING SERVICES. We offer a comprehensive menu of products and services to assess the health risks of customer employees, as well as lifestyle programs that target specific health risks. Such services are either internally developed by us or are made available through third-party partners, and include paper and web-based health risk assessments, biometric screenings to assess blood profiles, data collection, management and reporting and educational literature and programs. We also offer our customers access to the HFC e-Health Platform, an electronic health education and service platform that we acquired from HealthCalc.

We also offer health advisory services to customer employees. Such services can range from interpretation of health risk assessment and screening results, to individualized health improvement coaching support. These services can be delivered face-to-face using our trained staff, or telephonically through qualified partners.

Through our Occupational Health practice, we offer on-site programs to prevent, manage and treat musculo-skeletal disorders in the work environment. Services include ergonomic injury prevention, discomfort management and physical therapy treatment.

Revenue from these program services are generally paid by the corporate customer, although such customer may ask its employees to share in the cost.

Within our health management consulting practice, we provide our customers with a comprehensive analysis of the effectiveness of employee health improvement programs, with a focus on improving return on investment. This service also creates a road map for companies that are looking to invest in an employee health and wellness initiative. We also provide a suite of occupational health consulting services, including injury prevention program design, work-hardening programs, injury treatment and return-to-work programs and regulatory compliance consulting.

Within these two areas of business, the duration of our management services agreements vary widely, from those that are month-to-month, to those that have a term of up to 5 years. A typical management services contract carries a term of three years, with revenue recognized upon delivery of service. Contract duration for Program and Consulting Services generally ranges from month-to-month to twelve months, depending on the scope of services to be delivered. Revenues for these services are recognized upon delivery of service.

The Company manages its business by looking at the component revenue derived from its Fitness and Health Management Services areas of business. The following table provides a breakout of these revenues for each of the years ending December 31, 2005, 2004 and 2003:

                                                 Unaudited
                                  ---------------------------------------
                                      2005          2004          2003
                                  -----------   -----------   -----------
Fitness Management Services
Staffing Services                 $38,226,444   $38,601,282   $28,330,612
Program and Consulting Services     2,392,272     1,762,756       866,440
                                  -----------   -----------   -----------
                                   40,618,716    40,364,038    29,197,052
                                  -----------   -----------   -----------
Health Management Services
Staffing Services                  12,267,973    11,323,162     2,192,085
Program and Consulting Services     2,055,516       767,468        89,685
                                  -----------   -----------   -----------
                                   14,323,489    12,090,630     2,281,770
                                  -----------   -----------   -----------
Total Revenue
Staffing Services                  50,494,417    49,924,444    30,522,697
Program and Consulting Services     4,447,788     2,530,224       956,125
                                  -----------   -----------   -----------
                                  $54,942,205   $52,454,668   $31,478,822
                                  -----------   -----------   -----------

GROWTH STRATEGY

Our growth strategy is to continue expanding our Fitness and Health Management Staffing Services, along with continuing to grow our Program and Consulting Services revenue from existing and prospective customers. In the long-term, management believes that we can be the leading integrator of fitness and health management services for corporations and other large organizations. Key elements of our growth strategy include:

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

OPERATIONS

Effective March 2005, we reorganized into two operational areas, Fitness Management and Health Management. This reorganization both reflected and formalized our focus on these two core areas of operation over the past two years. In Fitness Management, we have two National Vice Presidents, each of whom manages a number of regions. In Health Management, we have one National Vice President, who manages all of the Company's health management customers. Each region, which is generally organized along geographic lines, is headed by a Regional Vice President, who is responsible for fitness center and wellness program staffing, as well as managing service quality, financial performance and client relationships. A typical fitness center is managed by a team of degreed fitness professionals, under the leadership of the center Program Manager. The Program Manager has day-to-day operating responsibility for the center, including staff management, customer relations, membership sales, implementation and promotion of fitness and health programs and the financial performance of the center.

Our corporate office provides centralized administrative support, including accounting and finance, human resources and payroll, information and technology systems, sales and marketing, as well as general management for the development and delivery of our Program Services.

SALES AND MARKETING

We market our services to both corporations and members of the fitness centers we manage. Our sales force actively pursues new corporate customers across a wide variety of industries. Our sales force is primarily responsible for identifying potential corporate customers and sales lead partners, and managing the overall sales process.

We have a corporate marketing department that supports its managed fitness centers through the development of marketing programs and promotional materials.

SIGNIFICANT CUSTOMER RELATIONSHIP

At December 31, 2005, we had one customer relationship that provided 11.9% of our total revenue. For this customer, we provide fitness center management and wellness program administration services for approximately 53 locations. The agreement expires December 31, 2006, and will automatically renew for successive one year periods unless either party delivers written notice at least 90 days prior to termination. We believe that our relationship with this customer is good.

COMPETITION

Within the business-to-business fitness and health management services industry, there are relatively few national competitors. However, virtually all markets are home to regional providers that manage several sites within their geographic areas. With our national presence and almost 30 years of history, management believes that we are recognized as a leading provider of corporate fitness and health management services, and that we are well positioned to compete in this industry.

PROPRIETARY RIGHTS

The Company has three registered trademarks, "Insight"(R), "It Pays To Be Healthy"(R) and "Live For Life"(R). The Company does not have any other significant proprietary rights.

GOVERNMENT REGULATION

Management believes that there currently is no significant government regulation which materially limits our ability to provide fitness and health management services to our corporate, hospital, community and university-based clients.

EMPLOYEES

At December 31, 2005, we had 783 full-time and 2,559 part-time and on-call employees, of which approximately 85 were employed at our corporate, divisional and regional offices, with the remainder primarily engaged in the staffing of fitness, wellness and occupational health centers and programs. We have an agreement with the United Auto Workers Union regarding approximately 54 of its employees that work at fitness centers owned by Ford Motor Company and DaimlerChrysler Corporation. Management believes our relationship with employees is good.

INDEMNIFICATION OBLIGATIONS

A majority of our management agreements include a provision that obligates us to indemnify and hold harmless the customer and their employees, officers and directors from any and all claims, actions and/or suits (including attorneys' fees) arising directly or indirectly from any act or omission of the Company or its employees, officers or directors in connection with the operation of the our business. A majority of these management contracts also include a provision that obligates the customer to indemnify and hold us harmless against all liabilities arising out of the acts or omissions of the customer, their employees and agents. We can make no assurance that claims by our customers, or their employees, officers or directors, will not be made in the course of operating our business.

INSURANCE

We maintain the following types of insurance policies: commercial general liability, professional liability, automobile liability, commercial property, employee dishonesty, employment practices, directors and officers liability, workers compensation and excess umbrella liability. The policies provide for a variety of coverages and are subject to various limitations, exclusions and deductibles. While we believe our insurance policies are sufficient in amount and coverage for our current operations, there can be no assurance that coverage will continue to be available in adequate amounts or at a reasonable cost, and there can be no assurance that the insurance proceeds, if any, will cover the full extent of loss resulting from any claims.

AVAILABLE INFORMATION

We file reports with the Securities and Exchange Commission, or as referred to herein as the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and other reports from time to time. We are an electronic filer and the SEC maintains an Internet site at www.sec.gov that contains the reports, proxy, information statements and other information filed electronically. In addition, we maintain at our website (www.hfit.com), and make available free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such information is filed electronically with the SEC. The information provided on our website is not a part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

OUTLOOK AND TRENDS

The high cost of employee employer health care and lost employee productivity has become a key concern for many corporations. According to published reports, annual health care costs are expected to continue to increase at double digit rates for the next several years due to a number of factors, including an aging workforce, unhealthy populations entering the workforce and obesity-related medical conditions due to poor nutrition and inactivity. We believe that many companies will be interested in addressing the health needs of employees, their dependents and retirees, including implementation of specific strategies to help "at-risk" individuals, as part of a broader strategy to reduce health care costs and lost productivity. We believe that we can provide the products, services, expertise and personnel to meet this objective.

The U.S. economy has experienced recessionary pressures in recent years, which has negatively affected the corporate landscape. We continue to feel the effect of these economic changes in the form of competitive prices we must offer for our services in order to renew our customer agreements, or to obtain new customers. Although we believe that price competition will not materially affect results of operations, we believe that price competition will continue for the foreseeable future.

A trend that may further develop within our fitness center management business relates to companies asking service providers to operate their fitness centers on a cost-neutral or for-profit basis. These cost-conscious companies desire to minimize or eliminate the subsidization of fitness center operating costs by keeping costs within the revenues being realized from employee memberships and other sources of revenue. In connection with this form of business model, we would derive our management fee revenue from the profits of the fitness center. The application of this business model may require us to fund operating losses until enough memberships are sold to realize profitability. We believe it may have to fund operating losses for such centers up to twenty-four months before profitability could be reached. However, we believe this model will enable the Company to leverage its experience managing for-profit fitness centers, and may result in higher gross margins and profitability. Currently, existing contracts representing this business model do not present a material risk or represent a material contribution to our results of operation. However, there is no assurance that the number and scope of such contracts will not become material in the future or that we will be able to manage such centers profitably or to fund losses for these centers until profitability is achieved.

RISK FACTORS/FORWARD-LOOKING STATEMENTS

The foregoing discussion in this Item 1 and the discussion contained in Item 7 of this Form 10-K contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on current expectations or beliefs concerning future events. Such statements can be identified by the use of terminology such as "anticipate," "believe," "estimate," "expect," "intend," "may," "could," "possible," "plan," "project," "will," "forecast" and similar words or expressions. Our forward-looking statements generally relate to growth strategies, recent reorganization, financial results, marketing efforts, acquisition plans and cash requirements. Although it is not possible to foresee all of the factors that may cause actual results to differ from our forward-looking statements, such factors include, among others, the risk factors that follow. However, Investors are cautioned that all forward-looking statements involve risks and uncertainties.

THE TIMING OF NEW AND LOST MANAGEMENT SERVICE CONTRACTS MAY NOT BE INDICATIVE OF TRENDS IN OUR BUSINESS OR OF FUTURE QUARTERLY FINANCIAL RESULTS. We evaluate our business, in part, by reviewing trends in our financial performance. We believe an important indicator of our outlook is revenue to be derived from fitness and health management service contracts we secure with customers. Fitness and health management service contracts are often long-term contracts (i.e., 3 - 5 years), contain annual, automatic renewals and generally require 30 to 60 days notice to terminate, or to avoid the automatic annual renewal feature. Revenue from new contracts often is not recognized for a period of 90 to 180 days after proposal acceptance due to lead times necessary to execute a contract and hire staff to begin providing services. Since termination notice periods are considerably less than the time it takes to begin servicing new contracts, the revenue lost in a reporting period may significantly exceed the revenue gained from new contracts.

Because of these timing differences, management generally does not view changes in quarterly revenue, whether sequential or comparable prior quarter changes, to be indicative of its outlook or trends in our business or to be reflective of revenue expected in succeeding quarters. Rather, management generally evaluates revenue trends in our fitness and health management services business based upon 12- to 18-month periods since we believes this helps minimize the timing impact from new and terminated contracts. Management cautions investors not to place undue reliance upon fluctuations in quarterly revenue viewed in isolation from revenue information over longer periods of time (e.g., comparative trailing 12-month information), and to not view quarterly revenue as necessarily being indicative of our outlook or results to be expected in future quarters.

FAILURE TO IDENTIFY ACQUISITION OPPORTUNITIES MAY LIMIT OUR GROWTH. An important part of our growth has been the acquisition of complementary businesses. We may choose to continue this strategy in the future. Management's identification of suitable acquisition candidates involves risks inherent in assessing the value, strengths, weaknesses, overall risks and profitability of acquisition candidates. Management may be unable to identify suitable acquisition candidates. If we do not make suitable acquisitions, we may find it more difficult to realize growth objectives and to enhance shareholder value.

In addition, future acquisitions may be dilutive to shareholders, cause us to incur additional indebtedness and large one-time expenses or create intangible assets that could result in significant amortization expense. If we spend significant funds or incur additional debt, our ability to obtain necessary financing may decline and we may become more vulnerable to economic downturns and competitive pressures. Management cannot guarantee that we will be able to successfully complete any future acquisitions, that we will be able to finance acquisitions or that we will realize any anticipated benefits from completed acquisitions.

WE MAY NOT REALIZE THE ANTICIPATED BENEFITS OF ACQUISITIONS WE COMPLETE. On December 23, 2005, we acquired HealthCalc. Net, Inc. In the future, we may acquire other businesses. The process of integrating new businesses into our operations poses numerous risks, including:

     - an inability to assimilate acquired operations, information systems and technology platforms, and internal control systems and products;

     -    diversion of management's attention;

     - difficulties and uncertainties in transitioning business relationships from the acquired entity to us; and

     -    the loss of key employees of acquired companies.

If we are unsuccessful in integrating HealthCalc, or any other future acquisitions, into our operations, we might not realize all of the anticipated benefits of such acquisitions. In such instances, our acquisitions might not be accretive to our earnings, the costs of such acquisitions may otherwise outweigh the benefits of such acquisitions and the market price of our common stock might decline.

WE MAY NOT BE ABLE TO SUCCESSFULLY CROSS-SELL OUR HEALTH MANAGEMENT PROGRAMS TO OUR FITNESS MANAGEMENT CUSTOMERS. A part of our growth strategy involves continuing and expanding our efforts to sell health management services to our fitness management customers. Our cross-selling efforts may not be successful since our experience indicates that some current customers have different internal departments involved with procuring fitness management services, on the one hand, and health management services on the other hand. As a result, we may be required to establish new relationships with personnel within our customers, which will limit the potential benefit of established relationships we have developed. We may also be required to overcome different purchasing requirements and standards to the extent they vary within internal departments of our customers. We may experience similar difficulties in cross-selling all of our services to foreign operations of our domestic customers. If we experience significant limitations as a result of the foregoing circumstances, or any other circumstances, we may not be able to increase our revenues or profitability to the extent we anticipate.

WE MAY EXPERIENCE DIFFICULTY MANAGING GROWTH, INCLUDING ATTRACTING QUALIFIED STAFF. We have experienced substantial growth during the past few years, both organically and by acquisition. Our ability to grow in the future will depend on a number of factors, including the ability to obtain new customers, expand existing customer relationships, develop additional fitness and health improvement programs and services and hire and train qualified staff. We may experience difficulty in attracting and retaining qualified staff in various markets to meet growth opportunities. Further, in order to attract qualified staff, we may be required to pay higher salaries and enhance benefits in more competitive markets, which may result in a material adverse effect on our results of operation and financial condition. Sustaining growth may require us to sell our services at lower prices to remain competitive, which may result in a material adverse effect on our results of operation and financial condition. There can be no assurance that we will be able to manage expanding operations effectively or that we will be able to maintain or accelerate our growth, and any failure to do so may result in a material adverse effect on our results of operation and financial condition.

WE ARE DEPENDENT ON MAINTAINING OUR CORPORATE RELATIONSHIPS. Our growth strategy depends in part upon continuous development and improvement of attractive and effective health management programs and services. Our failure to anticipate trends or to successfully develop, improve or implement such programs or services may have a material adverse effect on our results of operation and financial condition. We currently contract with third party partners to provide a portion of such programs and services and anticipate that this will continue to be the case. If any of such third party partners no longer made these programs and services available to us, there is no assurance that we would be able to replace such third-party partner programs and services, and if we could not do so, our ability to pursue our growth strategies would be seriously compromised.

FAILURE TO RENEW EXISTING CUSTOMER CONTRACTS COULD HAVE A NEGATIVE EFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS. The majority of our contracts are with large corporations for the management of on-site fitness centers. While the specific terms of such agreements vary, some contracts are subject to early termination by the corporate customer without cause. Although we have a history of consistent contract renewals, there can be no assurance that future renewals will be secured. The early termination or non-renewal of corporate contracts may have a material adverse effect on our results of operation and financial condition.

OUR FINANCIAL RESULTS ARE SUBJECT TO DISCRETIONARY SPENDING OF OUR CUSTOMERS. Our revenue, expenses and net income are subject to general economic conditions. A significant portion of our revenue is derived from companies who historically have reduced their expenditures for on-site fitness management services during economic downturns. Should the economy weaken, or experience more significant recessionary pressures, corporate customers may reduce or eliminate their expenditures for on-site fitness center management services, and prospective customers may not commit resources to such services. Also, should the size of a customer's workforce be reduced, we may have to reduce the number of staff assigned to manage a customer's fitness center. Additionally, our operations in Canada are subject to foreign currency risk, although these operations currently represent less than 5% of our overall revenues. These factors may have a material adverse effect on our results of operation and financial condition.

THE LOSS OF ANY OF OUR KEY EMPLOYEES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR PERFORMANCE AND RESULTS OF OPERATIONS. Our success is highly dependent on the efforts, abilities and continued services of its executive officers and other key employees. The loss of any of the executive officers or key employees may have a material adverse effect on our results of operation and financial condition. We believe that our future success will depend on our ability to attract, motivate and retain highly-skilled corporate, divisional, regional and site-based personnel. Although historically we have been successful in retaining the services of our senior management, there can be no assurance that we will be able to do so in the future.

WE OPERATE WITHIN A HIGHLY COMPETITIVE MARKET AGAINST FORMIDABLE COMPANIES. We compete for new and existing corporate customers in a highly fragmented and competitive market. Management believes that our ability to compete successfully depends on a number of factors, including quality and depth of service, locational convenience and cost. The market for on-site fitness center management services is price-sensitive. From time to time, we may be at a price disadvantage with respect to the competition, as such competition may propose a substantially lower price than us. There can be no assurance that we will be able to compete successfully against current and future competitors, or that competitive pressures faced by us will not have a material adverse effect on our results of operation and financial condition.

OUR RESULTS OF OPERATIONS COULD BE ADVERSELY IMPACTED BY LITIGATION. Because of the nature of our business, we may be subject to claims and litigation alleging negligence or other grounds for liability arising from injuries or other harm to our customers. We have occasionally been named a defendant in claims relating to accidents that occurred in the fitness centers we manage. There can be no assurance that additional claims will not be filed, and that our insurance will be adequate to cover liabilities resulting from any claim.

WE COULD EXPERIENCE A POTENTIAL DEPRESSIVE EFFECT ON THE PRICE OF OUR COMMON STOCK FOLLOWING THE EXERCISE AND SALE OF EXISTING CONVERTIBLE SECURITIES. At December 31, 2005, the Company had outstanding stock options and warrants to purchase an aggregate of 3,851,856 shares of common stock. The exercise of such outstanding stock options and warrants and the sale of the common stock acquired thereby, may have a material adverse effect on the price of our common stock. In addition, the exercise of such outstanding stock options and warrants and sale of such shares of our common stock could occur at a time when we might otherwise be able to obtain additional equity capital on terms and conditions more favorable to us.

WE HAVE IMPLEMENTED, ON A LIMITED BASIS, A BUSINESS MODEL FOR MANAGING CORPORATE FITNESS CENTERS ON A COST-NEUTRAL OR FOR-PROFIT BASIS. We have, on a limited basis, implemented a model of managing corporate fitness centers on a cost-neutral or for-profit basis without receiving a management fee from the corporate owner of such centers. Corporate-owned centers are resistant to significant membership fees and fee increases, and we may not be successful in sufficiently managing costs and/or in raising service levels and associated revenues, as required to achieve profit objectives.

OUR COMMON STOCK IS THINLY TRADED, AND SUBJECT TO VOLATILITY. Our common stock is traded on the Over the Counter Bulletin Board. Investing in OTC securities is speculative and carries a high degree of risk. Many OTC securities are relatively illiquid, or "thinly traded," which can enhance volatility in the share price and make it difficult for investors to buy or sell without dramatically affecting the quoted price or may be unable to sell a position at a later date. As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the price of our shares of the common stock. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices.

ITEM 2. PROPERTIES

We lease approximately 10,000 square feet of commercial office space in Bloomington, Minnesota, mostly under a lease that expires in October 2007. Our monthly base rent for this office space is approximately $13,600, plus taxes, insurance and other related operating costs. We also lease approximately 1,200 square feet of office space in Dallas, Texas under a lease that expires June 2008. Our minimum monthly base rent for this space is $6,222. Additionally, we lease approximately 1,500 square feet of office space in Piscataway, New Jersey, under a lease that expires on December 31, 2006. Our monthly rent for this office space is $1,500.

ITEM 3. LEGAL PROCEEDINGS

We are, from time to time, subject to claims and suits arising in the ordinary course of its business. Such claims have, in the past, generally been covered by insurance. Management believes the resolution of other legal matters will not have a material effect on our financial condition or results of operations, although no assurance can be given with respect to the ultimate outcome of any such actions. Furthermore, there can be no assurance that our insurance will be adequate to cover all liabilities that may arise out of claims brought against us.

EXECUTIVE OFFICERS OF THE REGISTRANT

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

The information required by Item 10 relating to directors and compliance with
Section 16 of the Exchange Act is incorporated herein by reference to the sections entitled "Election of Directors", "Code of Ethics" and "Section 16(a) Beneficial Ownership Reporting Compliance" which appear in our definitive proxy statement for our 2006 Annual Meeting.

The names, ages and positions of our executive officers are as follows:

        Name          Age                     Position
        ----          ---                     --------
Jerry V. Noyce         61   President, Chief Executive Officer and
                            Director
Wesley W. Winnekins    44   Chief Financial Officer and Treasurer
Jeanne C. Crawford     48   Vice President-Human Resources and Secretary
James A. Narum         49   National Vice President of Account Services-
                            Fitness Management
David Hurt             40   National Vice President of Account Services-
                            Fitness Management
Katherine Hamlin       39   National Vice President of Account Services-
                            Health Management
Brian Gagne            43   Vice President-Program Services
Mike Seethaler         51   National Vice President-Business Development
Ralph Colao            51   Vice President-Health Management Consulting
Michael Zdychnec       49   Vice President-Marketing
John F. Ellis          46   Chief Information Officer
Peter A. Egan          44   Chief Science Officer

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

Michael Zdychnec serves as the Company's Vice President of Marketing, and has over 26 years of experience in the health care industry working directly with consumers, health plans, employers and health care providers. Most recently, Mr. Zdychnec was Senior Vice President of Marketing and product development for CAN Group, a business unit within United HealthGroup. In this capacity, he was responsible for the planning, development and launch of a consumer health and wellness product line for the organization. Prior to joining CAN Group in 1996, Mr. Zdychnec held a variety of senior management positions in marketing, operations, product development and consulting with health care organizations throughout the United States. He is a graduate of Iowa State University with his B.S. in economics and marketing research.

John F. Ellis serves as the Company's Chief Information Officer. Mr. Ellis is formerly the Founder and Chief Executive Officer of HealthCalc.Net, Inc., a company we acquired in December 2005. From January 1995 to August 1999, Mr. Ellis held a position of Senior Specialist with Perot Systems, an information technology consulting group. From November 1989 to January 1995, Mr. Ellis held a position of Vice President of Information Technology at People Karch International, a health and fitness software development services firm. Mr. Ellis holds a B.S. in Physical Education from The Citadel.

Peter A. Egan serves as the Company's Chief Science Officer. Mr. Egan is formerly the Founder of HealthCalc.Net, Inc., a company we acquired in December 2005. From April 1994 to July 1996, Mr. Egan served as a Database Systems Developer for Berger & Co., Dallas, Texas. From November 1993 to July 1995, Mr. Egan served as a Database Systems Developer for Wellington Consulting, Fort Lee, New Jersey. From March 1992 to November 1993, Mr. Egan was Director of Development for People Karch International, Dallas, Texas and Chantilly, Virginia. From June 1985 to March 1992, Mr. Egan was Manager of Preventative Medicine at Sandia National Laboratories, Albuquerque, New Mexico. Mr. Egan holds a Ph.D. in Exercise Physiology from the University of New Mexico and a B.U.S. from the University of New Mexico in University Studies/Exercise Science.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Trading of the Company's common stock is conducted in the over-the-counter markets (often referred to as "pink sheets") or on the OTC Bulletin Board.

The following table sets forth, for the periods indicated, the range of low and high closing prices for the Company's common stock.

Fiscal Year 2005:

                  Low     High
                 -----   -----
Fourth quarter   $1.95   $2.63
Third quarter     2.14    2.66
Second quarter    2.27    2.70
First quarter     2.45    2.90

Fiscal Year 2004:

                  Low     High
                 -----   -----
Fourth quarter   $1.52   $2.95
Third quarter     1.37    1.75
Second quarter    1.40    1.90
First quarter     1.21    2.15

At March 27, 2006, the published high and low sale prices for the Company's common stock were $2.45 and $2.35 per share respectively. On March 27, 2006, there were issued and outstanding 18,930,368 shares of common stock of the Company.

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

ITEM 6. SELECTED FINANCIAL DATA

The data given below as of and for each of the five years in the period ended December 31, 2005, has been derived from the Company's Audited Consolidated Financial Statements. Such data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein and in conjunction with Managements Discussion and Analysis of Financial Condition and Results of Operation.

                                                                    Years Ended December 31,
                                                        ------------------------------------------------
                                                          2005      2004      2003       2002      2001
                                                        -------   -------   --------   -------   -------
STATEMENT OF OPERATIONS DATA (in thousands except per
   share amounts):
REVENUE                                                 $54,942   $52,455   $ 31,479   $27,865   $25,910
NET EARNINGS (LOSS) APPLICABLE TO COMMON SHAREHOLDERS     1,204     1,588        (27)    3,001     1,806
NET EARNINGS PER COMMON SHARE:
   Basic                                                $  0.09   $  0.13   $   0.00   $  0.24   $  0.15
   Diluted                                              $  0.08   $  0.10   $   0.00   $  0.24   $  0.15
BALANCE SHEET DATA (in thousands):
TOTAL ASSETS                                            $27,585   $20,934   $ 19,808   $12,956   $10,199
LONG-TERM DEBT                                               --   $ 1,613   $  4,350        --        --
SHAREHOLDERS' EQUITY                                    $10,488   $11,484   $  9,732   $ 9,079   $ 6,063

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS DESCRIPTION

As a leading provider of fitness and health management services and programs to corporations, hospitals, communities and universities located in the United States and Canada, we currently have agreements with approximately 157 customers to manage more than 400 fitness and wellness centers, including 233 corporate fitness centers, 61 corporate wellness programs, 12 corporate occupational health programs, 15 hospital, commercial and university-based fitness centers and wellness programs and 74 corporate sites that do not have full-time staff. Approximately 70 of the Company's customers are Fortune 1000 companies.

On December 23, 2005, we acquired all of the capital stock of HealthCalc.Net, Inc. ("HealthCalc"), a leading provider of web-based fitness, health management and wellness programs to corporations, health care organizations, physicians and athletic/fitness centers. Founded in 1997, and headquartered in Dallas, Texas, HealthCalc's web-based platform provides customers with a variety of tools and resources to identify opportunities to impact healthcare costs through lifestyle improvement programs for individuals. In addition to other services, the HealthCalc platform allows individuals to take periodic online health assessments, track their daily exercise, receive online health coaching and provide access to the latest health education and information in an internet-based environment. We completed this acquisition to satisfy the demands of current and potential customers regarding ownership of the technology platform that has become increasingly important to the delivery of fitness and health management services. By combining the best practices, programs and people of both companies, we believe this acquisition uniquely positions us to meet the growing demands of major corporations by providing solutions that address employee health issues and the rising cost of corporate healthcare.

CRITICAL ACCOUNTING POLICIES

The following discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Preparation of the consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, trade and other accounts receivable, goodwill, and stock-based compensation. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. Management bases its estimates and judgments on historical experience, observation of trends in the industry, information provided by customers and other outside sources and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition - Revenue is recognized at the time the service is provided to the customer. For annual contracts, monthly amounts are recognized ratably over the term of the contract. Certain services provided to the customer may vary on a periodic basis. The revenues relating to these services are estimated in the month that the service is performed. Amounts received from customers in advance of providing services are treated as deferred revenue and recognized when the services are provided. We have contracts with third-parties to provide ancillary services in connection with their fitness and wellness management services and programs. Under such arrangements, the third-parties invoice and receive payments from us based on transactions with the ultimate customer. We do not recognize revenues related to such transactions as the ultimate customer assumes the risk and rewards of the contract and the amounts billed to the customer are either at cost or with a fixed markup.

Trade and Other Accounts Receivable - Trade and other accounts receivable represent amounts due from companies and individuals for services and products. We grant credit to customers in the ordinary course of business. We generally do not require collateral or any other security to support amounts due. Management performs ongoing credit evaluations of customers. We maintain allowances for potential credit losses which, when realized, have been within management's expectations. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers and their geographic dispersion.

Goodwill - Goodwill represents the excess of the purchase price and related costs over the fair value of net assets of businesses acquired. The carrying value of goodwill and other intangible assets is tested for impairment on an annual basis or when factors indicating impairment are present. Projected discounted cash flows are used in assessing these assets.

Stock-Based Compensation - We utilize the intrinsic value method of accounting for our stock-based employee compensation plans. All options granted had an exercise price equal to the market value of the underlying common stock on the date of grant and accordingly, no compensation cost is reflected in net earnings for the years ended December 31, 2005, 2004, and 2003.

Valuation of Derivative Instruments - In accordance with the interpretive guidance in EITF Issue No. 05-4, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", we value warrants we issued in November 2005 in our financing transaction as a derivative liability. We must make certain periodic assumptions and estimates to value the derivative liability. Factors affecting the amount of this liability include changes in our stock price, the computed volatility of our stock price and other assumptions. The change in value is reflected in our statements of operations as non-cash income or expense, and the changes in the carrying value of derivatives can have a material impact on our financial statements. For the year ended December 31, 2005, we recognized a non-cash charge of $634,435 upon revaluation of certain warrants that are subject to this accounting treatment. The derivative liability associated with these warrants is reflected on our balance sheets as a long-term liability. This warrant liability will remain until the warrants are exercised, expire, or other events occur to cause the termination of the derivative accounting, the timing of which may be outside our control.

RESULTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2005 AND 2004

REVENUE. Revenue increased $2,487,000 or 4.7%, to $54,942,000 for 2005, from $52,455,000 for 2004. Of this increase, $1,917,000 is attributable to an increase in sales of our fitness and health program and consulting services, and $570,000 is attributable to an increase in staffing revenue from health management contracts.

GROSS PROFIT. Gross profit increased $358,000, or 2.7%, to $13,817,000 for 2005, from $13,459,000 for 2004. Of this increase, $582,000 is attributable to growth in our fitness and health program and consulting services. This increase was offset by a $224,000 decrease in gross profit due primarily to higher costs for employee medical benefits compared to 2004.

OPERATING EXPENSES AND OPERATING INCOME. Operating expenses increased $384,000, or 3.9%, to $10,303,000 for 2005, from $9,919,000 for 2004. This increase is primarily attributed to anticipated increases in salaries and other operating expenses in our contract administration, programs management, sales and corporate administration areas.

As a result of the previously discussed changes in gross profit and operating expenses, operating income decreased $27,000, or 0.8%, to $3,514,000 for 2005, from $3,541,000 for 2004.

OTHER INCOME AND EXPENSE. Interest expense decreased $440,000 to $26,000 for 2005, from $466,000 for 2004. This decrease is primarily due to the December 2004 repayment of our $2,000,000 Senior Subordinated Note held by Bayview Capital Partners LP. In addition, we incurred a $475,000 one-time charge in December 2004, of which $395,000 was non-cash, in connection with the early repayment of the $2,000,000 Senior Secured Subordinated Note.

In December 2005, we incurred a $634,000 non-cash charge related to a change in fair value for 1,530,000 warrants we issued in connection with the sale of $10.2 million of our Series B Convertible Preferred Stock in November 2005. Refer to "Critical Accounting Policies", Valuation of Derivative Instrument, and the section titled "Liquidity and Capital Resources" contained elsewhere in this document for further discussion of the accounting we will follow for this equity transaction.

INCOME TAXES. Current income tax expense increased $591,000 to $1,519,000 for 2005, from $928,000 for 2004. This increase is primarily attributable to the disallowance of a tax deduction for the $634,000 non-cash charge we incurred due to the change in fair value of warrants discussed above.

The changes in income tax expense between 2005 and 2004 had no material effect on our cash position for 2005 due to available net operating loss carryforwards and non-cash adjustments to tax assets.

Our effective tax rate increased to 53.0% for 2005, compared to 35.7% for 2004. This increase is primarily attributable to the disallowance of a tax deduction for the non-cash charge attributable to the revaluation of warrants.

NET EARNINGS. As a result of the above, net earnings for 2005 decreased $329,000 to $1,345,000, compared to net earnings of $1,674,000 for 2004.

DIVIDENDS TO PREFERRED SHAREHOLDERS. Dividend to preferred shareholders increased $55,000 to $141,000 for 2005, from $86,000 for 2004. This increase is entirely attributable to a dividend of 5% that we accrued on the $10.2 million gross proceeds from the issuance of the Series B Convertible Preferred Stock on November 14, 2005.

                     YEARS ENDED DECEMBER 31, 2004 AND 2003

REVENUE. Revenue increased $20,976,000, or 66.6%, to $52,455,000 for 2004, from
$31,479,000 for 2003. Of this increase, $18,761,000 is attributable to the acquisition of JJHCS, and $641,000 is attributable to revenue from new management contracts secured in 2004. Also contributing to this increase is a $92,000 increase in consulting revenue. The remaining increase of $1,482,000 is attributable to an increase in sales of our fitness and health improvement program services.

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

OTHER INCOME AND EXPENSE. Interest expense increased $261,000 to $466,000 for 2004, from $204,000 for 2003. This increase is primarily due to the debt facilities the Company secured to finance the JJHCS acquisition. In addition, we incurred a $475,000 one-time charge in December 2004, of which $395,000 was non-cash, in connection with the early repayment of a $2,000,000 Senior Secured Subordinated Note.

INCOME TAXES. Current income tax expense increased $399,000 to $928,000 for 2004, from $529,000 for 2003. This increase is attributable to the increase in earnings before income taxes.

The changes in income tax expense between 2004 and 2003 had no material effect on our cash position for 2004 due to available net operating loss carryforwards.

Our effective tax rate decreased to 35.7% for 2004, compared to 45.5% for 2003. This decrease is primarily attributable to an adjustment to deferred tax assets relating to a change in our computation of state net operating loss utilization.

NET EARNINGS. As a result of the above, net earnings for 2004 increased $1,041,000 to $1,674,000, compared to net earnings of $633,000 for 2003.

DIVIDENDS TO PREFERRED SHAREHOLDERS. To finance our acquisition of JJHCS, the Company sold $1,000,000 in Series A Convertible Preferred Stock, or as referred to herein as the Preferred Stock, to Bayview Capital Partners LP, or as referred to herein as Bayview. The Preferred Stock was issued to

Bayview at a price of $1.00 per share, resulting in the issuance of 1,000,000 shares. The Preferred Stock has a stated dividend rate of 6% per year, computed on a simple interest basis, paid in kind in the form of additional shares of Preferred Stock using a price of $1.00 per share, or as referred to herein as the PIK Dividends. We accrued dividends of $86,400 and $3,834 for the years ended December 31, 2004 and 2003.

When Bayview made its commitment to invest in the Company on August 25, 2003, the fair value of our common stock to be received upon conversion of the Preferred Stock was greater than the conversion price of the preferred stock, which resulted in a beneficial conversion feature. Accordingly, the Company calculated a $656,096 beneficial conversion feature which has been recorded as a deemed dividend in the consolidated statement of operations for the year ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital increased $939,000 to $4,895,000 for 2005, from $3,956,000 for 2004. This increase is largely attributable to increases in cash, accounts receivable and prepaid expenses, which were offset by a decrease in deferred tax assets.

In addition to cash flows generated from operating activities, our other source of liquidity and working capital is provided by a $7,500,000 Credit Agreement with Wells Fargo Bank, N.A. (the "Wells Loan"). At our option, the Wells Loan bears interest at prime, or the one-month LIBOR plus a margin of 2.25% to 2.75% based upon our Senior Leverage Ratio (effective rate of 7.25% and 5.25% at December 31, 2005 and 2004). The availability of the Wells Loan decreases $250,000 on the last day of each calendar quarter, beginning September 30, 2003, and matures on June 30, 2007. Working capital advances from the Wells Loan are based upon a percentage of our eligible accounts receivable, less any amounts previously drawn. The facility provided maximum borrowing capacity of $5,000,000 and $6,000,000 at December 31, 2005 and 2004. Excluding current outstanding balances, and based upon eligible accounts receivable, $5,000,000 and $3,758,851 was available for borrowing on such respective dates. All borrowings are collateralized by substantially all of our assets. At December 31, 2005, we were in compliance with all of our financial covenants.

On November 14, 2005 (the "Effective Date"), in a Private Investment in Public Equity transaction (the "PIPE Transaction"), we issued an aggregate of 1,000 shares of Series B Convertible Preferred Stock (the "Series B Stock"), together with warrants to purchase 1,530,000 shares of common stock at $2.40 per share, to a limited number of accredited investors for aggregate gross proceeds of $10.2 million. After selling commissions and expenses, we received net proceeds of approximately $9.4 million. The Series B Stock automatically converts into 5,100,000 shares of our common stock upon the date the Securities and Exchange Commission (the "SEC") first declares effective a registration statement covering these shares. We used the proceeds from this PIPE Transaction to redeem our Series A Convertible Preferred Stock and to fund the acquisition of HealthCalc.Net, Inc.

In accordance with the terms of the PIPE Transaction, we were required to file with the SEC, within sixty (60) days from the Effective Date, a registration statement covering the common shares issued and issuable in the PIPE Transaction. We were also required to cause the registration statement to be declared effective on or before the expiration of one hundred twenty (120) days from the Effective Date. We would have been subject to liquidated damages of one percent (1%) per month of the aggregate gross proceeds ($10,200,000), if we failed to meet these date requirements. On March 10, 2006, the SEC declared effective our registration statement and, as a result, we did not pay any liquidated damages for failure to meet the filing and effectiveness date requirements. We could nevertheless be subject to the foregoing liquidated damages if we fail to maintain the effectiveness of the registration statement.

The warrants, which were issued together with the Series B Stock, have a term of five years, and gives the investors the option to require us to repurchase the warrants for a purchase price, payable in cash within five (5) business days after such request, equal to the Black Scholes value of any unexercised warrant shares, only if, while the warrants are outstanding, we initiate the following change in control transactions: (i) we effect any merger or consolidation, (ii) we effect any sale of all or substantially all of our assets, (iii) any tender offer or exchange offer is completed whereby holders of our common stock are permitted to tender or exchange their shares for other securities, cash or property, or (iv) we effect any reclassification of our common stock whereby it is effectively converted into or exchanged for other securities, cash or property.

Under EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" (EITF 00-19"), the fair value of the warrants issued under the PIPE Transaction have been reported as a liability due to the requirement to net-cash settle the transaction. There are two reasons for this treatment: (i) there are liquidated damages, payable in cash, of 1% of the gross proceeds per month ($102,000) should we fail to maintain effectiveness of the registration statement in accordance with the PIPE Transaction; and (ii) our investors may put their warrants back to us for cash if we initiate a change in control that meets the definition previously discussed. On the Effective Date, the warrants had a value of approximately $1.6 million, which was determined using the Black-Scholes valuation method. The assumptions utilized in computing the fair value of the warrants were as follows: expected life of 5 years, estimated volatility of 61% and a risk free interest rate of 4.54%. On the Effective Date, the Series B Stock was valued at approximately $8.6 million, or the difference between the gross proceeds and the value of the warrants. The warrants are considered a derivative financial instrument and will be marked to fair value on a quarterly basis. Any changes in fair value of the warrants will be recorded through the Consolidated Statement of Operations as Other Income (Expense). For the three months ended December 31, 2005, we expensed $634,000 associated with the fair value adjustment of the warrants. There was no fair value adjustment in any other periods presented.

On a short and long-term basis, we believe that sources of capital to meet our obligations will be provided by cash generated through operations and our Wells Loan. We do not believe that inflation has had a significant impact on our results of operations.

The following table represents our contractual obligations at December 31, 2005:

                                               Payments Due By Period
                                               ----------------------
                                   Less Than       1 to 3    3 to 5     More Than
                          Total     1 Year          Years     Years      5 Years
                        --------   ---------      --------   ------     ---------
Long-term obligations   $     --    $     --      $     --     $--         $--
Operating leases         735,000     381,000       354,000      --          --

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2005, we have no off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities. Refer to the footnotes of our Consolidated Financial Statements contained herein for disclosure related to our "Commitments and Contingencies."

PRIVATE SECURITIES LITIGATION REFORM ACT

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Such "forward-looking" information is included in this Form 10-K, including the MD&A section, as well as in our Annual Report to be filed with the Securities and Exchange Commission, and in other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us).

Forward-looking statements include all statements based on future expectations and specifically include, among other things, all statements relating to growing revenues and improving margins, growth of the market for corporate, hospital, community and university-based fitness centers, the development of new business models and our intention to expand our programs and services. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us or on our behalf. These risks and uncertainties include, but are not limited to those matters identified and discussed in Item 1 of this 10-K under "Risk Factors/Forward-Looking Statements."

RECENTLY PASSED LEGISLATION

SARBANES-OXLEY. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, referred to herein as the Act, which immediately impacts Securities and Exchange Commission registrants, public accounting firms, lawyers and securities analysts. This legislation is the most comprehensive securities legislation since the passage of the Securities Acts of 1933 and 1934. It has far reaching effects on the standards of integrity for corporate management, board of directors, and executive management. Additional disclosures, certifications and procedures will be required of us. We do not expect any material adverse effect on our business as a result of the passage of this legislation. We expect to be in compliance with the Act by December 31, 2007.

Refer to management's certifications contained elsewhere in this report regarding our compliance with Sections 302 and 906 of the Act.

HIPPA. The Administrative Simplification provisions of the Health Insurance Portability and Accountability Act of 1996, referred to herein as HIPAA, require group health plans and health care providers who conduct certain administrative and financial transactions electronically, referred to herein as Standard Transactions, to (a) comply with a certain data format and coding standards when conducting electronic transactions; (b) use appropriate technologies to protect the security and integrity of individually identifiable health information transmitted or maintained in an electronic format; and (c) protect the privacy of patient health information. Our occupational health, health risk assessment and health coaching services, in addition to the group health plan we sponsor for our employees, are subject to HIPAA's requirements. We expect to be in compliance with HIPPA requirements within the timeline specified for our affected business areas. Our corporate, hospital, community and university-based fitness center management lines of business are not subject to the requirements of HIPAA.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement 123R, Share-Based Payment. Statement 123R is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supercedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans, and provides that the fair value of such share-based compensation be expensed in a company's financial statements. We expect that the adoption of Statement 123R will result in a decrease of net income in future periods due to additional compensation expense attributed to employee stock options. We do not expect the expense related to employee stock options to be materially different from amounts previously disclosed on a proforma basis. We will be required to implement Statement 123R in connection with our Quarterly Report on For 10-Q for the period ended Mar 31, 2006.

In May 2005, the FASB issued Statement 154, Accounting Changes and Error Corrections. Statement 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 is for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of Statement 154 is not anticipated to have an impact on our financial position or results of operation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no history of, nor do we anticipate in the future, investing in derivative financial instruments, derivative commodity instruments or other such financial instruments. Transactions with international customers are entered into in U.S. dollars, precluding the need for foreign currency hedges. As a result, the exposure to market risk is not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our Consolidated Balance Sheets as of December 31, 2005 and 2004, and the related Consolidated Statements of Operations, Stockholders' Equity and Cash Flows, for each of the three years in the period ended December 31, 2005, and the notes thereto, have been audited by Grant Thornton LLP, independent registered public accounting firm.

                                    CONTENTS

                                                                            Page
                                                                            ----
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM..................    23
CONSOLIDATED FINANCIAL STATEMENTS
   CONSOLIDATED BALANCE SHEETS...........................................    24
   CONSOLIDATED STATEMENTS OF OPERATIONS.................................    25
   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY.......................    26
   CONSOLIDATED STATEMENTS OF CASH FLOWS.................................    27
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS............................    28
   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS.......................    42

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Health Fitness Corporation
Minneapolis, Minnesota

          We have audited the accompanying consolidated balance sheets of Health Fitness Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Health Fitness Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Grant Thornton LLP
Minneapolis, Minnesota
March 10, 2006

HEALTH FITNESS CORPORATION

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

                                                                            2005          2004
                                                                        -----------   -----------
ASSETS
CURRENT ASSETS
   Cash                                                                 $ 1,471,505   $   241,302
   Trade and other accounts receivable, less allowances of $200,700
      and $210,700 at December 31, 2005 and 2004                          8,839,046     8,147,430
   Prepaid expenses and other                                               509,273       213,954
   Deferred tax assets                                                      337,800     1,660,100
                                                                        -----------   -----------
         Total current assets                                            11,157,624    10,262,786
PROPERTY AND EQUIPMENT, net                                                 347,820       150,308
OTHER ASSETS
   Goodwill                                                              12,919,689     9,022,501
   Software, less accumulated amortization of $0 at December 31,
      2005 and 2004                                                       1,762,000            --
   Customer contracts, less accumulated amortization of $1,626,100
      and $875,700 at December 31, 2005 and 2004                            188,889       854,306
   Trademark, less accumulated amortization of $147,000 and $75,800
      at December 31, 2005 and 2004                                         346,057       274,167
   Other intangible assets, less accumulated amortization of
      $88,000 and $81,300 at December 31, 2005 and 2004                     441,086        61,493
   Deferred tax assets                                                      374,500       221,400
   Other                                                                     47,105        87,015
                                                                        -----------   -----------
                                                                        $27,584,770   $20,933,976
                                                                        ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Trade accounts payable                                               $   687,125   $   840,155
   Accrued salaries, wages, and payroll taxes                             2,693,927     2,768,734
   Other accrued liabilities                                                763,115       495,770
   Accrued self funded insurance                                            250,000       225,500
   Deferred revenue                                                       1,868,446     1,977,093
                                                                        -----------   -----------
         Total current liabilities                                        6,262,613     6,307,252
LONG-TERM OBLIGATIONS                                                            --     1,612,759
COMMITMENTS AND CONTINGENCIES                                                    --            --
WARRANT OBLIGATION                                                        2,210,889            --
PREFERRED STOCK, $0.01 par value; 10,000,000 shares authorized,
   1,000 and 1,063,945 shares issued and outstanding at December
   31, 2005 and 2004                                                      8,623,546     1,530,232
STOCKHOLDERS' EQUITY
   Common stock, $0.01 par value; 50,000,000 shares authorized;
      13,787,349 and 12,582,170 shares issued and outstanding at
      December 31, 2005 and 2004                                            137,874       125,822
   Additional paid-in capital                                            15,625,425    17,836,675
   Accumulated comprehensive income from foreign currency translation         1,245         2,459
   Accumulated deficit                                                   (5,276,822)   (6,481,223)
                                                                        -----------   -----------
                                                                         10,487,722    11,483,733
                                                                        -----------   -----------
                                                                        $27,584,770   $20,933,976
                                                                        ===========   ===========

See notes to consolidated financial statements.

HEALTH FITNESS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                            2005          2004          2003
                                                        -----------   -----------   -----------
REVENUE                                                 $54,942,205   $52,454,668   $31,478,822
COSTS OF REVENUE                                         41,125,031    38,995,451    24,943,625
                                                        -----------   -----------   -----------
GROSS PROFIT                                             13,817,174    13,459,217     6,535,197
OPERATING EXPENSES
   Salaries                                               5,769,082     5,600,203     3,244,639
   Other selling, general and administrative              3,712,429     3,440,134     1,849,317
   Amortization of acquired intangible assets               821,611       878,333        73,194
                                                        -----------   -----------   -----------
      Total operating expenses                           10,303,122     9,918,670     5,167,150
                                                        -----------   -----------   -----------
OPERATING INCOME                                          3,514,052     3,540,547     1,368,047
OTHER INCOME (EXPENSE)
   Interest expense                                         (25,965)     (465,571)     (204,430)
   Interest costs - early debt repayment                         --      (474,669)           --
   Change in fair value of warrants                        (634,435)           --            --
   Other, net                                                10,585         1,642        (2,405)
                                                        -----------   -----------   -----------
EARNINGS BEFORE INCOME TAXES                              2,864,237     2,601,949     1,161,212
INCOME TAX EXPENSE                                        1,518,946       927,929       528,536
                                                        -----------   -----------   -----------
NET EARNINGS                                              1,345,291     1,674,020       632,676
   Deemed dividend to preferred shareholders                     --            --       656,096
   Dividend to preferred shareholders                       140,890        86,400         3,834
                                                        -----------   -----------   -----------
NET EARNINGS (LOSS) APPLICABLE TO COMMON SHAREHOLDERS   $ 1,204,401   $ 1,587,620   $   (27,254)
                                                        ===========   ===========   ===========
NET EARNINGS PER COMMON SHARE:
   Basic                                                $      0.09   $      0.13   $        --
   Diluted                                                     0.08          0.10            --
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                                 12,780,724    12,503,345    12,332,363
   Diluted                                               16,929,636    16,151,017    12,332,363

See notes to consolidated financial statements.

HEALTH FITNESS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                     Common Stock         Additional    Accumulated                      Total
                                 ---------------------     Paid-in     Comprehensive   Accumulated   Stockholders'   Comprehensive
                                   Shares      Amount      Capital         Income        Deficit         Equity          Income
                                 ----------   --------   -----------   -------------   -----------   -------------   -------------
BALANCE AT JANUARY 1, 2003       12,297,661   $122,977   $16,997,367           --      $(8,041,589)   $ 9,078,755
Issuance of common stock
   through stock purchase plan       53,423        533        23,506           --               --         24,039
Issuance of common stock for
   options                            6,250         63         2,375           --               --          2,438
Issuance of warrants                     --         --       648,288           --               --        648,288
Deemed dividend to preferred
   shareholders                          --         --            --           --         (656,096)      (656,096)
Dividend to preferred
   shareholders                          --         --            --           --           (3,834)        (3,834)
Net earnings                             --         --            --           --          632,676        632,676      $  632,676
Foreign currency translation             --         --            --        5,707               --          5,707           5,707
                                 ----------   --------   -----------      -------      -----------    -----------      ----------
Comprehensive Income                                                                                                   $  638,383
                                                                                                                       ==========
BALANCE AT DECEMBER 31, 2003     12,357,334    123,573    17,671,536        5,707       (8,068,843)     9,731,973
Issuance of common stock
   through stock purchase plan       80,454        805        70,736           --               --         71,541
Issuance of common stock for
   options                           66,100        661        34,586           --               --         35,247
Issuance of common stock for
   board of directors
   compensation                      40,000        400        60,200           --               --         60,600
Issuance of common stock for
   warrants                          38,282        383          (383)          --               --             --
Dividend to preferred
   shareholders                          --         --            --           --          (86,400)       (86,400)
Net earnings                             --         --            --           --        1,674,020      1,674,020      $1,674,020
Foreign currency translation             --         --            --       (3,248)              --         (3,248)         (3,248)
                                 ----------   --------   -----------      -------      -----------    -----------      ----------
Comprehensive Income                                                                                                   $1,670,772
                                                                                                                       ==========
BALANCE AT DECEMBER 31, 2004     12,582,170    125,822    17,836,675        2,459       (6,481,223)    11,483,733
Issuance of common stock
   through stock purchase plan       89,227        892       162,116           --               --        163,008
Issuance of common stock for
   options                           98,681        987        14,566           --               --         15,553
Issuance of common stock for
   acquisition                      847,281      8,473     1,991,527           --               --      2,000,000
Issuance of common stock for
   warrants                         169,990      1,700        (1,700)          --               --             --
Net repurchase of Series A
   preferred stock and
   warrants                              --         --    (3,539,466)          --               --     (3,539,466)
Payment of Series B preferred
   stock financing costs                 --         --      (813,021)          --               --       (813,021)
Reallocation of deferred
   financing costs                       --         --       (25,272)          --               --        (25,272)
Dividend to preferred
   shareholders                          --         --            --           --         (140,890)      (140,890)
Net earnings                             --         --            --           --        1,345,291      1,345,291      $1,345,291
Foreign currency translation             --         --            --       (1,214)              --         (1,214)         (1,214)
                                 ----------   --------   -----------      -------      -----------    -----------      ----------
Comprehensive Income                                                                                                   $1,344,077
                                                                                                                       ==========
BALANCE AT DECEMBER 31, 2005     13,787,349   $137,874   $15,625,425      $ 1,245      $(5,276,822)   $10,487,722
                                 ==========   ========   ===========      =======      ===========    ===========

See notes to consolidated financial statements.

HEALTH FITNESS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                                                    2005           2004           2003
                                                                                ------------   ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                                 $  1,345,291   $  1,674,020   $   632,676
   Adjustment to reconcile net earnings
      to net cash provided by operating activities:
      Common stock issued for Board of Directors compensation                             --         60,600            --
      Depreciation                                                                    88,663         93,030       152,538
      Amortization                                                                   817,210      1,034,654        17,775
      Interest on escrow account                                                          --         (2,611)       (7,388)
      Warrant valuation adjustment                                                   634,435             --            --
      Deferred taxes                                                               1,169,200        655,101       449,775
      Loss on disposal of assets                                                       1,897             --         5,796
      Interest - early debt repayment                                                     --        345,754            --
      Change in assets and liabilities, net of amounts acquired:
         Trade and other accounts receivable                                        (554,637)    (2,929,206)   (1,181,336)
         Prepaid expenses and other                                                 (295,319)       (26,607)      119,387
         Other assets                                                                 39,910        (22,557)       18,350
         Trade accounts payable                                                     (222,537)       267,178       203,897
         Accrued liabilities and other                                               127,031      1,204,508       529,616
         Deferred revenue                                                           (175,294)       550,036        19,620
                                                                                ------------   ------------   -----------
            Net cash provided by operating activities                              2,975,850      2,903,900       960,706
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                              (232,485)       (66,121)      (89,761)
   Business acquisitions, net of cash acquired                                    (4,344,476)      (296,927)   (5,570,813)
   Purchase of other intangible assets                                                (7,085)            --            --
                                                                                ------------   ------------   -----------
            Net cash used in investing activities                                 (4,584,046)      (363,048)   (5,660,574)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under note payable                                                  13,899,950     18,257,358     5,178,174
   Repayments of note payable                                                    (15,512,709)   (19,419,599)   (4,957,763)
   Proceeds from issuance of bridge note financing                                        --             --     3,000,000
   Payment to cash escrow account                                                         --             --    (3,000,000)
   Proceeds from cash escrow account                                                      --        474,609     4,785,389
   Net proceeds from issuance of preferred stock and warrants                      9,386,979             --            --
   Repurchase of equity securities                                                (5,114,382)            --            --
   Repayments of long term obligations                                                    --     (2,000,000)           --
   Payment of financing costs                                                             --             --      (142,773)
   Proceeds from the issuance of common stock                                        163,008         71,541        24,039
   Proceeds from the exercise of stock options                                        15,553         35,247         2,438
                                                                                ------------   ------------   -----------
            Net cash provided by (used in) financing activities                    2,838,399     (2,580,844)    4,889,504
                                                                                ------------   ------------   -----------
NET INCREASE (DECREASE) IN CASH                                                    1,230,203        (39,992)      189,636
CASH AT BEGINNING OF YEAR                                                            241,302        281,294        91,658
                                                                                ------------   ------------   -----------
CASH AT END OF YEAR                                                             $  1,471,505   $    241,302   $   281,294
                                                                                ============   ============   ===========


SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow information:
         Cash paid for interest                                                 $     30,366   $    438,111   $   191,073
         Cash paid for taxes                                                         672,147        160,827        91,858
Noncash investing and financing activities affecting cash flows:
         Proceeds from the Wells Loan placed in escrow                                    --             --     2,250,000
         Conversion of bridge note to term note, preferred stock and warrants             --             --    (3,000,000)
         Deemed dividend to preferred shareholders                                        --             --      (656,096)
         Dividend to preferred shareholders                                         (140,890)       (86,400)       (3,834)
         Common stock issued in business acquisition                               2,000,000             --            --
         Value of warrants issued to placement agents                                114,191             --            --

See notes to consolidated financial statements.

HEALTH FITNESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business - We provide fitness and health management services and programs to corporations, hospitals, communities and universities located in the United States and Canada. Fitness and health management services include the development, marketing and management of corporate, hospital, community and university based fitness centers, worksite health promotion, injury prevention and work-injury management consulting, and on-site physical therapy. Programs include fitness and health services for individual customers, including health risk assessments, nutrition and weight loss programs, smoking cessation, massage therapy, back care and ergonomic injury prevention.

     Consolidation - The consolidated financial statements include the accounts of our Company and our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

     Cash - We maintain cash balances at several financial institutions, and at times, such balances exceed insured limits. We have not experienced any losses in such accounts and we believe we are not exposed to any significant credit risk on cash. At December 31, 2005 and 2004, we had cash of approximately $24,468 and $10,848 (U.S. Dollars) in a Canadian bank account.

     Trade and Other Accounts Receivable - Trade and other accounts receivable represent amounts due from companies and individuals for services and products. We grant credit to customers in the ordinary course of business, but generally do not require collateral or any other security to support amounts due. Management performs ongoing credit evaluations of customers. Accounts receivable from sales of services are typically due from customers within 30 to 90 days. Accounts outstanding longer than contractual payment terms are considered past due. We determine our allowance for discounts and doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customer's current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole. We write off accounts receivable when they become uncollectible, and payments subsequently received on such receivable are credited to the allowance. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers and their geographic dispersion. We had bad debt expense of $3,870, $104,961 and $40,500 for the periods ended December 31, 2005, 2004 and 2003.

     Property and Equipment - Property and equipment are stated at cost. Depreciation and amortization are computed using both straight-line and accelerated methods over the useful lives of the assets.

     Goodwill - Goodwill represents the excess of the purchase price and related costs over the fair value of net assets of businesses acquired. The carrying value of goodwill is tested for impairment on an annual basis or when factors indicating impairment are present. Projected discounted cash flows are used in assessing these assets. We elected to complete the annual impairment test of goodwill on December 31 each year and determined that our goodwill relates to one reporting unit for purposes of impairment testing. We determined that there was no impairment of goodwill at December 31, 2005, 2004 and 2003.

HEALTH FITNESS CORPORATION

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

     Intangible Assets - Our intangible assets include customer contracts, trademarks and tradenames, software and other intangible assets, all of which are amortized on a straight-line basis. Customer contracts represent the fair value assigned to acquired management contracts, which are amortized over the remaining life of the contracts, approximately 13-23 months. Trademark and tradenames represent the value assigned to acquired trademarks and tradenames, and are amortized over a period of five years. Software represents the value assigned to an acquired web-based software program and is amortized over a period of five years. Other intangible assets include the value assigned to acquired customer lists, which is amortized over a period of six years, as well as deferred financing costs, which are amortized over the term of the related credit agreement. Amortization expense for intangible assets totaled $817,210, $955,422, and $83,800 for the twelve months ended December 31, 2005, 2004, and 2003.

     Expected future amortization of intangible assets is as follows:

Years ending December 31
       2006                $719,094
       2007                 526,843
       2008                 517,477
       2009                 451,433
       Thereafter           523,267

     Revenue Recognition - Revenue is recognized at the time the service is provided to the customer. We determine our allowance for discounts by considering historical discount history and current payment practices of our customers. For annual contracts, monthly amounts are recognized ratably over the term of the contract. Certain services provided to the customer may vary on a periodic basis and are invoiced to the customer in arrears. The revenues relating to these services are estimated in the month that the service is performed. Accounts receivable related to estimated revenues were $1,283,979 and $593,715 at December 31, 2005 and 2004.

     We also provide services to companies located in Canada. Revenue recognized from our Canadian customers totaled approximately $277,600, $253,200 and $93,600 for the periods ended December 31, 2005, 2004 and 2003. Although we invoice these customers in their local currency, we do not believe there is a risk of material loss due to foreign currency translation.

     Amounts received from customers in advance of providing contracted services are treated as deferred revenue and recognized when the services are provided. Accounts receivable relating to deferred revenue were $1,868,446 and $1,935,964 at December 31, 2005 and 2004.

     We have contracts with third-parties to provide ancillary services in connection with their fitness and wellness management services and programs. Under such arrangements, the third-parties invoice and receive payments from us based on transactions with the ultimate customer. We do not recognize revenues related to such transactions as the ultimate customer assumes the risk and rewards of the contract and the amounts billed to the customer are either at cost or with a fixed markup.

     Amounts received from new customers for website activation fees are treated as deferred revenue and recognized over a period of three years, which is the estimated life of a new customer.

HEALTH FITNESS CORPORATION

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

     Advertising - The Company expenses advertising costs as they are incurred. Advertising expense for the periods ended December 31, 2005, 2004 and 2003 was $119,364, $118,074 and $79,218.

     Comprehensive Income - Comprehensive income is net earnings plus certain other items that are recorded directly to stockholders' equity. Our comprehensive income represents net earnings adjusted for foreign currency translation adjustments. Comprehensive income is disclosed in the consolidated statement of stockholders' equity.

     Net Earnings Per Common Share - Basic net earnings per common share is computed by dividing net earnings applicable to common shareholders by the number of basic weighted average common shares outstanding. Diluted net earnings per common share is computed by dividing net earnings applicable to common shareholders plus dividends to preferred shareholders by the number of diluted weighted average common shares outstanding, which includes common share equivalents relating to stock options and stock warrants, when dilutive, and convertible preferred stock.

     Common stock options and warrants to purchase 517,163, 400,100 and 491,000 shares of common stock with weighted average exercise prices of $2.78, $2.54 and $1.92 were excluded from the 2005, 2004 and 2003 diluted computation because they are anti-dilutive.

     Stock-Based Compensation - We utilize the intrinsic value method of accounting for our stock- based employee compensation plans. All options granted had an exercise price equal to the market value of the underlying common stock on the date of grant and accordingly, no compensation cost is reflected in net earnings for the years ended December 31, 2005, 2004, and 2003. The following table illustrates the effect on net earnings and earnings per share if we had applied the fair value method to its stock-based compensation plans.

                                     2005          2004          2003
                                 -----------   -----------   -----------
Net earnings applicable
   to common shareholders -
   basic                         $ 1,204,401   $ 1,587,620   $   (27,254)
Add: Dividends to
   preferred shareholders            140,890        86,400            --
                                 -----------   -----------   -----------

Net earnings - diluted             1,345,291     1,674,020       (27,254)
                                 -----------   -----------   -----------
Less: Compensation
   expense determined under
   the fair value method,
   net of tax                       (187,898)     (171,500)      (76,040)
                                 -----------   -----------   -----------

Proforma net earnings, basic     $ 1,016,503   $ 1,416,120   $  (103,294)
                                 ===========   ===========   ===========
Proforma net earnings, diluted   $ 1,157,393   $ 1,502,520   $  (103,294)
                                 ===========   ===========   ===========

Net earnings per common share:
   Basic-as reported             $      0.09   $      0.13   $      0.00
                                 ===========   ===========   ===========
   Basic-proforma                $      0.08   $      0.11   $     (0.01)
                                 ===========   ===========   ===========

   Diluted-as reported           $      0.08   $      0.10   $      0.00
                                 ===========   ===========   ===========
   Diluted-proforma              $      0.07   $      0.09   $     (0.01)
                                 ===========   ===========   ===========

     The proforma information above should be read in conjunction with the related historical information.

HEALTH FITNESS CORPORATION

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

     The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:

                                  2005           2004           2003
                              ------------   ------------   -------------
Dividend yield                    None           None           None
Expected volatility              56%-78%          88%       88.4%-105.0%
Expected life of option       1 to 4 years   1 to 4 years    1 to 4 years
Risk-free interest rate        2.43%-3.85%       3.3%        2.90%-3.27%
Weighted average fair value
   of options on grant date       $1.24          $1.02          $0.48

     Fair Values of Financial Instruments - Due to their short-term nature, the carrying value of our current financial assets and liabilities approximates their fair values. The fair value of long-term obligations, if recalculated based on current interest rates, would not significantly differ from the recorded amounts.

     Valuation of Derivative Instruments - In accordance with the interpretive guidance in EITF Issue No. 05-4, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", we value certain warrants we have issued in connection with certain equity financings that we have completed as a derivative liability. We must make certain periodic assumptions and estimates to value our derivative liability. Factors affecting the amount of this liability include changes in our stock price, the computed volatility of our stock price and other assumptions. The change in value is reflected in our statements of operations as non-cash income or expense, and the changes in the carrying value of derivatives can have a material impact on our financial statements. For the year ended December 31, 2005, we recognized a non-cash charge of $634,435 upon revaluation of certain warrants that are subject to this accounting treatment. The derivative liability associated with these warrants is reflected on our balance sheets as a long-term liability. This warrant liability will remain until the warrants are exercised, expire, or other events, the timing of which may be outside our control.

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

HEALTH FITNESS CORPORATION

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

2.   FINANCING

     On November 14, 2005 (the "Effective Date"), in a Private Investment in Public Equity transaction (the "PIPE Transaction"), we issued an aggregate of 1,000 shares of Series B Convertible Preferred Stock (the "Series B Stock"), together with warrants to purchase 1,530,000 shares of common stock at $2.40 per share, to a limited number of accredited investors for aggregate gross proceeds of $10.2 million. After selling commissions and expenses, we received net proceeds of approximately $9.4 million. The Series B Stock automatically converts into 5,100,000 shares of our common stock upon the date the Securities and Exchange Commission (the "SEC") first declares effective a registration statement covering these shares. Each share of Series B Stock is entitled to a number of votes equal to the number of shares of common stock into which it is then convertible. Except as required by law, holders of Series B Stock vote together as one class, together with holders of common stock. Each share of Series B Stock has a stated dividend rate of 5% per year calculated based upon the initial share issuance price of $10,200. We used the proceeds from this PIPE Transaction to redeem our Series A Convertible Preferred Stock and to fund the acquisition of HealthCalc.Net, Inc.

     In accordance with the terms of the PIPE Transaction, we were required to file with the SEC, within sixty (60) days from the Effective Date, a registration statement covering the common shares issued and issuable in the PIPE Transaction. We were also required to cause the registration statement to go effective on or before the expiration of one hundred twenty
     (120) days from the Effective Date. We would have been subject to liquidated damages of one percent (1%) per month of the aggregate gross proceeds ($10,200,000), if we failed to meet these date requirements. On March 10, 2006, the SEC declared effective our Form S-1 registration statement and, as a result, we did not pay any liquidated damages for failure to meet the filing and effectiveness date requirements. We could nevertheless be subject to the foregoing liquidated damages if we fail to maintain the effectiveness of the registration statement.

     The warrants, which were issued together with the Series B Stock, have a term of five years, and gives the investors the option to require us to repurchase the warrants for a purchase price, payable in cash within five
     (5) business days after such request, equal to the Black Scholes value of any unexercised warrant shares, only if, while the warrants are outstanding, we initiate the following change in control transactions: (i) we effect any merger or consolidation, (ii) we effect any sale of all or substantially all of our assets, (iii) any tender offer or exchange offer is completed whereby holders of our common stock are permitted to tender or exchange their shares for other securities, cash or property, or (iv) we effect any reclassification of our common stock whereby it is effectively converted into or exchanged for other securities, cash or property.


     Under EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" (EITF 00-19"), the fair value of the warrants issued under the PIPE Transaction have been reported as a liability due to the requirement to net-cash settle the transaction. There are two reasons for this treatment: (i) there are liquidated damages, payable in cash, of 1% of the gross proceeds per month ($102,000) should we fail to maintain effectiveness of the registration statement in accordance with the PIPE Transaction; and (ii) our investors may put their warrants back to us for cash if we initiate a change in control that meets the definition previously discussed.

HEALTH FITNESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

     On the Effective Date, the warrants had a fair value of approximately $1.6 million, which was determined using the Black-Scholes valuation method. The assumptions utilized in computing the fair value of the warrants were as follows: expected life of 5 years, estimated volatility of 61% and a risk free interest rate of 4.54%. On the Effective Date, the Series B Stock was valued at approximately $8.6 million, or the difference between the gross proceeds and the fair value of the warrants. The warrants are considered a derivative financial instrument and will be marked to fair value on a quarterly basis. Any changes in fair value of the warrants will be recorded through the Consolidated Statement of Operations as Other Income (Expense). For the three months ended December 31, 2005, we expensed $634,000 associated with the fair value adjustment of the warrants. There was no fair value adjustment in any other periods presented.

3.   REPURCHASE OF EQUITY SECURITIES

     On November 15, 2005, using part of the proceeds from our PIPE Transaction, we redeemed all of the outstanding shares of our Series A Convertible Preferred Stock sold to Bayview Capital Partners LP ("Bayview"), which were convertible into 2,222,210 shares of common stock, and warrants to purchase 1,213,032 shares of common stock if exercised for cash, or 916,458 shares of common stock if exercised on a "cash-less" basis. The total cash we used to make this repurchase was approximately $5.1 million. At December 31, 2005, Bayview held warrants to purchase an additional 62,431 shares of common stock at exercise prices ranging from $2.24 to $2.70 per share, which were obtained in connection with anti-dilution rights. We did not repurchase these shares as they were out-of-the-money.

4.   BUSINESS ACQUISITION

     On December 23, 2005, using substantially all of the remaining proceeds from our PIPE Transaction, we acquired all of the capital stock of HealthCalc. Net, Inc, a leading provider of web-based fitness, health management and wellness programs. We purchased HealthCalc because we believe their proven technology platform will play a very important role in the overall growth strategy related to the corporate health management area of our business. We paid $3.9 million in cash and issued $2 million in common stock, representing 847,281 shares, to HealthCalc's shareholders.

     We may become obligated to pay or issue, as the case may be, an additional amount of up to $2 million in cash, common stock, or a combination thereof, to HealthCalc's shareholders under a 12-month earn-out formula based upon revenue generated from HealthCalc's business during fiscal year 2006. When the requirements of the earn-out formula are met, additional payments to HealthCalc's shareholders will be accounted for as additional goodwill.

     We accounted for this acquisition using the purchase method of accounting. The fair market value of the assets acquired resulted in the following purchase price allocation:

Cash price paid           $3,934,108
Common stock issued        2,000,000
Acquisition costs            517,555
Cash acquired               (107,187)
Liabilities assumed          159,277
                          ----------
   Total purchase price   $6,503,753
                          ==========

HEALTH FITNESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Purchase Price Allocation
Accounts receivable                   $  136,978
Property and equipment                    55,587
Software                               1,762,000
Customer contracts                        85,000
Trademark/Tradenames                     136,000
Other intangibles (customer lists)       431,000
Excess of cost over assets acquired    3,897,188
                                      ----------
                                      $6,503,753
                                      ==========

     The following unaudited pro forma condensed consolidated results of operations have been prepared as if the acquisition of HealthCalc had occurred as of January 1, 2004:

                                              Years Ended December 31
                                             -------------------------
                                                 2005          2004
                                             -----------   -----------
Net revenues                                 $56,574,309   $54,084,358
Net earnings                                   1,687,863     1,345,796
Net earnings to common shareholders            1,546,973     1,259,396
Net earnings per common share:
   Basic                                     $      0.11   $      0.09
   Diluted                                   $      0.10   $      0.08
Weighted average common shares outstanding
   Basic                                      13,607,113    13,350,626
   Diluted                                    17,756,025    16,998,298

     The unaudited pro forma condensed consolidated results of operations are not necessarily indicative of results that would have occurred had the acquisition occurred as of January 1, 2004, nor are they necessarily indicative of the results that may occur in the future.

5.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31:

                                                  Useful Life       2005         2004
                                                 -------------   ----------   ----------
Leasehold improvements                           Term of lease   $   11,757   $   11,757
Office equipment                                   3-7 years      1,243,844    1,075,003
Software                                            3 years         218,295      170,406
Health care equipment                              1-5 years        453,583      388,850
                                                                 ----------   ----------
                                                                  1,927,479    1,646,016
Less accumulated depreciation and amortization                    1,579,659    1,495,708
                                                                 ----------   ----------
                                                                 $  347,820   $  150,308
                                                                 ==========   ==========

HEALTH FITNESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

6.   LONG-TERM OBLIGATIONS

     Our primary source of liquidity and working capital is provided by a $7,500,000 Credit Agreement with Wells Fargo Bank, N.A. (the "Wells Loan"). At our option, the Wells Loan bears interest at prime, or the one-month LIBOR plus a margin of 2.25% to 2.75% based upon our Senior Leverage Ratio (effective rate of 7.25% and 5.25% at December 31, 2005 and 2004). The availability of the Wells Loan decreases $250,000 on the last day of each calendar quarter, beginning September 30, 2003, and matures on June 30, 2007. Working capital advances from the Wells Loan are based upon a percentage of our eligible accounts receivable, less any amounts previously drawn. The facility provided maximum borrowing capacity of $5,000,000 and $6,000,000 at December 31, 2005 and 2004. Excluding current outstanding balances, and based upon eligible accounts receivable, $5,000,000 and $3,758,851 was available for borrowing on such respective dates. All borrowings are collateralized by substantially all of our assets.

     At December 31, 2005 and 2004, we had a balance owing of $0 and $1,612,759, respectively. At December 31, 2005 and 2004, we were in compliance with all financial loan covenants.

7.   COMMITMENTS AND CONTINGENCIES

     Leases - We lease office space and equipment under various operating leases. In addition to base rental payments, these leases require us to pay a proportionate share of real estate taxes, special assessments, and maintenance costs. The lease for our corporate headquarters, as well as the office lease for HealthCalc, has escalating lease payments through 2007 and 2008. Costs incurred under operating leases are recorded as rent expense and totaled approximately $302,000, $271,000 and $162,000 for the years ended December 31, 2005, 2004 and 2003.

     Minimum rent payments due under operating leases are as follows:

Years ending December 31:
   2006                     $381,000
   2007                      291,000
   2008                       62,000
   2009                        1,000
   Thereafter                     --

     Legal Proceedings - We are involved in various claims and lawsuits incident to the operation of our business. We believe that the outcome of such claims will not have a material adverse effect on our financial condition, results of operation, or cash flows.

8.   BENEFIT PLAN

     We maintain a 401(k) plan whereby employees are eligible to participate in the plan providing they have attained the age of 18 and have completed one month of service. The plan was amended in December 2002 to allow participants to contribute up to 20% of their earnings effective April 1, 2003. Previously, participants were able to contribute up to 15% of their earnings. We may make certain matching contributions, which were approximately $261,000, $277,000 and $140,000 for the years ended December 31, 2005, 2004 and 2003.

HEALTH FITNESS CORPORATION

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

9.   EQUITY

     Stock Options - We maintain a stock option plan for the benefit of certain eligible employees and our directors. A total of 1,160,600 shares of common stock are reserved for additional grants of options under the plan at December 31, 2005. Generally, the options outstanding are granted at prices equal to the market value of the stock on the date of grant, vest over various terms and expire over a period of five or ten years from the date of grant.

     A summary of the stock option activity is as follows:

                                                     Weighted
                                      Number of       Average
                                        Shares    Exercise Price
                                      ---------   --------------
Outstanding at January 1, 2003        1,422,300        $1.19
   Granted                              496,300         0.80
   Exercised                             (6,250)        0.39
   Forfeited                           (201,450)        2.88
                                      ---------        -----
Outstanding at December 31, 2003      1,710,900         0.88
   Granted                              320,100         1.87
   Exercised                            (66,100)        0.53
   Forfeited                            (43,350)        0.54
                                      ---------        -----
Outstanding at December 31, 2004      1,921,550         1.06
   Granted                              357,500         2.58
   Exercised                           (109,625)        0.39
   Forfeited                            (12,000)        1.94
                                      ---------        -----
Outstanding at December 31, 2004      2,157,425        $1.34
                                      =========        =====

                                                     Weighted
                                      Number of       Average
                                        Shares    Exercise Price
                                      ---------   --------------
Options exercisable at December 31:
   2005                               1,520,900        $1.18
   2004                               1,249,450        $1.05
   2003                                 947,575        $1.05

HEALTH FITNESS CORPORATION

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

     The following table summarizes information about stock options at December 31, 2005:

                              Options Outstanding                Options Exercisable
                  ------------------------------------------   ----------------------
                                Weighted Average    Weighted                 Weighted
                                    Remaining       Average                   Average
   Range of         Number      Contractual Life    Exercise      Number     Exercise
Exercise Prices   Outstanding       In Years         Price     Exercisable     Price
---------------   -----------   ----------------   ---------   -----------   --------
$0.30 - $0.39        406,750          1.76           $0.33        323,950     $0.32
 0.47 - 0.69         597,325          2.45            0.56        537,425      0.56
 0.95 - 1.25         282,750          4.64            1.17        165,750      1.16
 1.26 - 2.27         330,100          4.42            1.88        181,275      1.70
 2.28 - 3.00         540,500          3.83            2.74        312,500      2.82
                   ---------                                    ---------
                   2,157,425          3.25           $1.34      1,520,900     $1.18
                   =========                                    =========

     Employee Stock Purchase Plan - We maintain an Employee Stock Purchase Plan, which allows employees to purchase shares of our common stock at 90% of the fair market value. A total of 700,000 shares of common stock are reserved for issuance under this plan, of which 182,134 shares are unissued and remain available for issuance at December 31, 2005. There were 89,227, 80,454 and 53,423 shares issued under the plan during 2005, 2004 and 2003.

     Warrants - We have outstanding warrants to selling agents and investors that were issued in connection with financing transactions.

     In November 2005, we repurchased a warrant issued to Bayview representing 1,210,320 shares of common stock, which were converted on a cashless basis into 916,458 shares of common stock. At various times during 2005, Bayview was issued additional warrants, in connection with anti-dilution rights, to purchase a total of 65,143 shares of common stock. These warrants have exercise prices ranging from $0.50 to $2.70 per share, and are exercisable at any time for a period of six years.

     In December 2003, a warrant to purchase 100,000 shares of common stock, at an exercise price equal to $0.50 per share, was issued to Goldsmith, Agio, Helms Securities, Inc. for broker services provided to us in connection with an acquisition, which are exercisable at any time for a period of five years. In July 2005, these warrants were converted on a cashless basis into 78,723 shares of common stock.

     In November 2005, we issued warrants to purchase 1,530,000 shares of common stock, at an exercise price equal to $2.40 per share, to investors in our PIPE transaction, which are exercisable at any time for a period of five years. At the same time, we issued warrants to purchase 102,000 shares of common stock, at an exercise price of $2.00 per share, to placement agents, which are exercisable at any time for a period of five years.

HEALTH FITNESS CORPORATION

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

     A summary of the stock warrants activity is as follows:

                                                      Exercise
                                       Number of        Price
                                         Shares       Per Share
                                       ----------   ------------
Outstanding at January 1, 2003            616,697   $0.30 - 4.00
   Granted                              1,310,320    0.50
   Forfeited                             (466,697)   1.00 - 4.00
                                       ----------
Outstanding at December 31, 2003        1,460,320    0.30 - 0.50
   Exercised                              (38,282)   0.30
   Forfeited                               (6,718)   0.30
                                       ----------
Outstanding at December 31, 2004        1,415,320    0.30 - 0.50
   Granted                              1,697,143    0.50 - 2.70
   Exercised                           (1,086,448)   0.30 - 0.50
   Forfeited                             (331,584)   0.30 - 0.50
                                       ----------
Outstanding at December 31, 2005        1,694,431    2.00 - 2.70
                                       ==========
Warrants exercisable at December 31:
   2005                                 1,694,431   $2.00 - 2.70
   2004                                 1,415,320    0.30 - 0.50
   2003                                 1,460,320    0.30 - 0.50

10.  INCOME TAXES

     Income tax expense (benefit) consists of the following:

              2005        2004       2003
           ----------   --------   --------
Current    $  412,346   $272,828   $ 78,761
Deferred    1,106,600    655,101    449,775
           ----------   --------   --------
           $1,518,946   $927,929   $528,536
           ==========   ========   ========

     A reconciliation between taxes computed at the expected federal income tax rate and the effective tax rate for the years ended December 31 is as follows:

                                                    2005         2004       2003
                                                 ----------   ---------   --------
Tax expense computed at statutory rates          $  973,800   $ 884,700   $394,800
State tax benefit, net of federal effect            205,800     154,600     51,800
Nondeductible warrant expense                       215,700          --         --
   Adjustment to income tax provision accruals      110,700    (199,700)    76,000
Other                                                12,946      88,329      5,936
                                                 ----------   ---------   --------
                                                 $1,518,946   $ 927,929   $528,536
                                                 ==========   =========   ========

HEALTH FITNESS CORPORATION

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

     At December 31, 2005, we had no remaining federal operating loss carryforwards. For 2005, 2004 and 2003, federal operating loss carryforwards were used to reduce federal taxes payable by approximately $1,091,000, $1,030,000 and $440,000.

     The components of deferred tax assets at December 31 consist of the following:

                                     2005        2004
                                   --------   ----------
Current:
   Allowances                      $  8,200   $   39,200
   Accrued employee benefits        185,300      179,300
   Tax loss carryforwards           144,300    1,441,600
                                   --------   ----------
      Net current asset            $337,800   $1,660,100
                                   ========   ==========
Noncurrent:
   Depreciation and amortization   $374,500   $  221,400
                                   ========   ==========

11.  ACCOUNTING PRONOUNCEMENTS

     RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement 123R, Share-Based Payment. Statement 123R is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supercedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans, and provides that the fair value of such share-based compensation be expensed in a company's financial statements. We expect that the adoption of Statement 123R will result in a decrease of net income in future periods due to additional compensation expense attributed to employee stock options. We do not expect the expense related to employee stock options to be materially different from amounts previously disclosed on a proforma basis. We will be required to implement Statement 123R in connection with our Quarterly Report on For 10-Q for the period ended March 31, 2006.

     In May 2005, the FASB issued Statement 154, Accounting Changes and Error Corrections. Statement 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 is for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of Statement 154 is not anticipated to have an impact on our financial position or results of operation.

HEALTH FITNESS CORPORATION

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

12.  SIGNIFICANT CUSTOMER RELATIONSHIP

     At December 31, 2005 and 2004, we had one customer relationship that provided 11.9% and 10.3%, respectively, of our total revenue. For this customer, we provide fitness center management and wellness program administration services for approximately 53 locations. The agreement expires December 31, 2006, and will automatically renew for successive one year periods unless either party delivers written notice at least 90 days prior to termination. We believe that our relationship with this customer is good.

13.  RELATED PARTY TRANSACTION

     In December 2003, we entered into a services agreement with K. James Ehlen, M.D., a member of our Board of Directors. The scope of services he provides to us includes serving as our Medical Advisor, and supporting the development of our strategy for corporate health management services. For 2005, 2004 and 2003, Dr. Ehlen was paid $66,336, $100,000 and $10,000 for his services.

14.  SUBSEQUENT EVENT

     On March 10, 2006, the Securities and Exchange Commission declared effective the Form S-1 registration statement we filed to register the underlying common stock related to the Series B Stock and warrants we issued to investors in November 2005. As a result of this declaration, the 1,000 shares of Series B Stock were converted into 5.1 million shares of our common stock. In connection with this conversion, and in accordance with EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, we will record a deemed dividend to preferred shareholders of $1,576,454, which is attributable to us satisfying the contingency related to registration. We will reflect this deemed dividend in our statement of operations for the three-months ending March 31, 2006.

HEALTH FITNESS CORPORATION

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

15.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                                 Quarter ended
                                                           --------------------------------------------------------
                                                            March 31,      June 30,    September 30,   December 31,
                                                           -----------   -----------   -------------   ------------
2005
   Revenue                                                 $13,465,101   $13,678,615    $13,464,278    $14,334,211
   Gross profit                                              3,441,802     3,450,616      3,498,814      3,425,942
   Net earnings (loss) applicable to common shareholders
                                                               627,934       498,183        506,488       (428,204)

   Net earnings (loss) per common share
      Basic                                                $      0.05   $      0.04    $      0.04    $     (0.03)
      Diluted                                                     0.04          0.03           0.03          (0.03)

   Weighted average common shares outstanding
      Basic                                                 12,619,603    12,652,370     12,836,971     13,008,291
      Diluted                                               16,614,522    16,618,997     16,662,753     13,008,291

                                                                          Quarter ended
                                                    --------------------------------------------------------
                                                     March 31,      June 30,    September 30,   December 31,
                                                    -----------   -----------   -------------   ------------
2004
   Revenue                                          $12,666,374   $13,129,715    $13,154,340     $13,504,239
   Gross profit                                       3,086,937     3,442,358      3,347,083       3,582,839
   Net earnings applicable to common shareholders       336,707       470,754        465,164         314,995

   Net earnings per common share
      Basic                                         $      0.03   $      0.04    $      0.04     $      0.03
      Diluted                                              0.02          0.03           0.03            0.02

   Weighted average common shares outstanding
      Basic                                          12,409,619    12,483,979     12,550,679      12,566,735
      Diluted                                        16,038,913    16,066,003     16,122,175      16,349,043

HEALTH FITNESS CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                                            Charged to
                                                  Balance at   Charged to      Other                    Balance
                                                   Beginning    Costs and    accounts    Deductions      at End
Description                                        of Period    Expenses     Describe     Describe     of Period
-----------                                       ----------   ----------   ----------   ----------    ---------
Trade and other accounts receivable allowances:
Year ended December 31, 2005                       $210,700      $12,400        --       $(22,400)(a)   $200,700
Year ended December 31, 2004                        131,000       79,700        --             -- (a)    210,700
Year ended December 31, 2003                         88,900       61,500        --        (19,400)(a)    131,000

(a)  Accounts receivable written off as uncollectible

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining disclosure controls and procedures for us. The Certifying Officers have concluded (based upon their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to the our management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure. The Certifying Officers also have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 9B. OTHER INFORMATION

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Other than "Executive Officers of the Registrant," which is set forth at the end of Part I of this Form 10-K, the information required by Item 10 is incorporated by reference to the section entitled "Corporate Governance," "Executive Compensation" and "Section 16(a) Beneficial Ownership Reporting Compliance," which appears in our definitive proxy statement for our 2006 Annual Meeting.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated herein by reference to the section entitled "Executive Compensation" which appears in our definitive proxy statement for our 2006 Annual Meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by Item 12 is incorporated herein by reference to the section entitled "Principal Shareholders and Management Shareholdings" which appears in our definitive proxy statement for our 2006 Annual Meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated herein by reference to the section entitled "Certain Transactions" which appears in our definitive proxy statement for our 2006 Annual Meeting.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by Item 14 is incorporated herein by reference to the section entitled "Audit Fees", which appears in our definitive proxy statement for our 2006 Annual Meeting.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a)  Documents filed as part of this report.

          (1) Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

               Report of Grant Thornton LLP on Consolidated Financial Statements and Financial Statement Schedule as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005

               Consolidated Balance Sheets as of December 31, 2005 and 2004

               Consolidated Statements of Earnings for each of the three years in the period ended December 31, 2005

               Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 2005

               Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2005

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2006

HEALTH FITNESS CORPORATION


By /s/ Jerry V. Noyce                   By /s/ Wesley W. Winnekins
   ----------------------------------      -------------------------------------
   Jerry V. Noyce                          Wesley W. Winnekins
   Chief Executive Officer                 Chief Financial Officer

                                POWER OF ATTORNEY

     Each person whose signature appears below constitutes JERRY V. NOYCE and WESLEY W. WINNEKINS his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

          Signatures                          Title
          ----------                          -----


/s/ Jerry V. Noyce               Chief Executive Officer,         March 30, 2006
------------------------------   President (principal executive
Jerry V. Noyce                   officer) and Director


/s/ Wesley W. Winnekins          Chief Financial Officer          March 30, 2006
------------------------------   (principal financial and
                                 accounting officer)


/s/ James A. Bernards            Director                         March 30, 2006
------------------------------


/s/ K. James Ehlen, M.D.         Director                         March 30, 2006
------------------------------


/s/ Robert J. Marzec             Director                         March 30, 2006
------------------------------


/s/ Cary Musech                  Director                         March 30, 2006
------------------------------


/s/ John C. Penn                 Director                         March 30, 2006
------------------------------


/s/ Mark W. Sheffert             Director                         March 30, 2006
------------------------------


/s/ Linda Hall Whitman           Director                         March 30, 2006
------------------------------


/s/ Rodney A. Young              Director                         March 30, 2006
------------------------------

EXHIBIT INDEX

                           HEALTH FITNESS CORPORATION
                                    FORM 10-K

Exhibit No.   Description
-----------   -----------
      3.1     Articles of Incorporation, as amended on September 20, 2004 -
              incorporated by reference to the Company's Annual Report on Form
              10-K for the year ended December 31, 2004

      3.2     Certificate of Designation, Preferences and Rights of Series A
              Convertible Preferred Stock - incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-131045)
              filed January 13, 2006

      3.3     Certificate of Designation, Preferences and Rights of Series B
              Convertible Preferred Stock - incorporated by reference to the Company's Form 8-K filed November 16, 2005

      3.4 Restated By-Laws of the Company - incorporated by reference to the Company's Registration Statement on Form SB-2 No. 33-83784C

      4.1 Specimen of Common Stock Certificate - incorporated by reference to the Company's Registration Statement on Form SB-2 No. 33-83784C

     10.1 Standard Office Lease Agreement (Net) dated as of June 13, 1996 covering a portion of the Company's headquarters - incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996

     10.2     Amendment dated March 1, 2001 to Standard Office Lease Agreement
              (Net) dated as of June 13, 1996 covering a portion of the Company's headquarters-incorporated by reference to the Company's
              Form 10K for the year ended December 31, 2000

     10.3     Second Amendment, dated June 12, 2002, to Standard Office Lease
              Agreement dated as of June 13, 1996- incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2002

    *10.4 Company's 2005 Stock Option Plan - incorporated by reference to the Company's Form 8-K dated June 7, 2005

    *10.5     Forms of Incentive Stock Option Agreement and Form of
              Non-Qualified Stock Option Agreement under the 2005 Stock Option
              Plan - incorporated by reference to the Company's For 8-K dated
              June 7, 2005

    *10.6     Employment agreement dated November 30, 2000 between Company and
              Jerry V. Noyce-incorporated by reference to the Company's Form
              10-K for the year ended December 31, 2000

    *10.7     Employment agreement dated February 9, 2001 between Company and
              Wesley W. Winnekins-incorporated by reference to the Company's
              Form 10K for the year ended December 31, 2000

    *10.8     Employment agreement dated March 1, 2003 between Company and
              Jeanne Crawford-incorporated by reference to the Company's Form
              10-K for the year ended December 31, 2002

    *10.9     Employment agreement dated April 21, 1995 between the Company and
              James A. Narum, as amended October 19, 1999, November 2, 2000 and
              March 25, 2003 - incorporated by reference to the Company's Form
              10-K for the year ended December 31, 2002

   *10.10 Employment agreement dated December 8, 2003 between the Company and Brian Gagne - incorporated by reference to the Company's Form
              10-Q for the quarter ended March 31, 2005

   *10.11 Employment agreement dated December 22, 2003 between the Company and Michael Seethaler - incorporated by reference to the Company's
              Form 10-Q for the quarter ended March 31, 2005

Exhibit No.   Description
-----------   -----------
  **10.12     Employment agreement dated August 13, 2001 between the Company and Dave Hurt

  **10.13 Employment agreement dated December 8, 2003 between the Company and Katherine Hamlin

  **10.14 Employment agreement dated December 8, 2003 between the Company and Ralph Colao

  **10.15     Employment agreement dated May 4, 2005 between the Company and
              Michael Zdychnec

  **10.16 Employment agreement dated December 23, 2005 between the Company and John F. Ellis

  **10.17 Employment agreement dated December 23, 2005 between the Company and Peter A. Egan

    10.18     Credit Agreement, dated August 22, 2003, between the Company and
              Wells Fargo Bank, National Association - incorporated by reference to the Company's Quarterly Report on form 10-Q for the quarter ended September 30, 2003

    10.19     Third Amendment, dated August 25, 2003, to Standard Office Lease
              Agreement dated as of June 13, 1996, between the Company and NEOC
              Holdings LLC - incorporated by reference to the Company's
              Quarterly Report on form 10-Q for the quarter ended September 30,
              2003

    10.20 Second Amendment to Credit Agreement and Waiver of Defaults between the Company and Wells Fargo Bank, N.A., dated May 14, 2004
              - incorporated by reference to the Company's Quarterly Report on form 10-Q for the quarter ended March 31, 2004

    10.21     Third Amendment to Credit Agreement and Consent between the
              Company and Wells Fargo Bank, N.A., dated December 29, 2004 - incorporated by reference to the Company's Annual Report on Form
              10-K for the year ended December 31, 2004

    10.22     Securities Purchase Agreement dated November 14, 2005 between the
              Company and the Purchasers listed on Exhibit A-1 - incorporated by reference to the Company's For 8-K filed November 16,2005

    10.23     Registration Rights Agreement dated November 14, 2005 between the
              Company and the Purchasers listed on Exhibit A-1 - incorporated by reference to the Company's Form 8-K filed November 16, 2005

    10.24     Form of Warrant issued pursuant to the Securities Purchase
              Agreement dated November 14, 2005 - incorporated by reference to the Company's Form 8-K filed November 16, 2005

    10.25     Stock Purchase Agreement dated December 23, 2005 between the
              Company, HealthCalc.Net, Inc., Peter A. Egan and John F. Ellis, among others - incorporated by reference to the Company's Form 8-K filed on December 29, 2005

    10.26     Escrow Agreement dated December 23, 2005 between the Company,
              Wells Fargo Bank, National Association, Peter A. Egan and John F.
              Ellis, among others - incorporated by reference to the Company's
              Form 8-K filed December 29, 2005

    10.27     Shareholders' Agreement dated December 23, 2005 between the
              Company, Peter A. Egan and John F. Ellis - incorporated by reference to the Company's Form 8-K filed December 29, 2005

  **10.28     Director Compensation Arrangements

  **10.29     2006 Executive Bonus Plan

  **10.30     Compensation Arrangements for Executive Officer for Fiscal Year
              2006

   **11.0     Statement re: Computation of Earnings per Share

     21.1     Subsidiaries - incorporated by reference to the Company's Annual
              Report on Form 10-K for the year ended December 31, 2004

   **23.1     Consent of Grant Thornton LLP

   **31.1     Certification of Chief Executive Officer Pursuant to Section 302
              of the Sarbanes-Oxley Act of 2002

Exhibit No.   Description
-----------   -----------
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

**   Filed herewith

(1)  Previously Filed