Form 10-Q
period 2006-03-31
Health Fitness Corp /MN/
filed 2006-05-15
CIK 886432

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

                          COMMISSION FILE NO. 000-25064

                                -----------------

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

                                -----------------

      Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

      Indicated by check mark whether the registrant is a large accelerated filerr, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
  Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
  Yes [ ] No [X]

      The number of shares outstanding of the registrant's common stock as of May 10, 2006 was: Common Stock, $0.01 par value, 18,930,368 shares

================================================================================

                           HEALTH FITNESS CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS
                                TABLE OF CONTENTS

                                                                                                          PAGE
PART I.       FINANCIAL INFORMATION

   Item 1.    Consolidated Financial Statements (unaudited)

              Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004                         3

              Consolidated Statements of Earnings for the three months ended March 31, 2005 and 2004         4

              Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004       5

              Notes to Consolidated Financial Statements                                                     6

   Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations         12

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                    16

   Item 4.    Controls and Procedures                                                                       17

PART II.      OTHER INFORMATION                                                                             17

   Item 1.    Legal Proceedings

   Item 1A.   Risk Factors                                                                                  17

   Items 2-5. Not Applicable

   Item 6.    Exhibits

   Signatures                                                                                               18

   Exhibit Index                                                                                            19

HEALTH FITNESS CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                          March 31,        December 31,
                                                                                            2006               2005
                                                                                     -----------------    --------------
ASSETS

CURRENT ASSETS
    Cash                                                                             $         416,597    $    1,471,505
    Trade and other accounts receivable, less allowances of $205,300 and $200,700            9,138,011         8,839,046
    Prepaid expenses and other                                                                 557,211           509,273
    Deferred tax assets                                                                        353,300           337,800
                                                                                     -----------------    --------------
           Total current assets                                                             10,465,119        11,157,624

PROPERTY AND EQUIPMENT, net                                                                    394,955           347,820

OTHER ASSETS
    Goodwill                                                                                12,983,762        12,919,689
    Software, less accumulated amortization of $88,100 and $0                                1,735,815         1,762,000
    Customer contracts, less accumulated amortization of $1,686,300 and
      $1,626,100                                                                               128,681           188,889
    Trademark, less accumulated amortization of $171,800 and $147,000                          321,244           346,057
    Other intangible assets, less accumulated amortization of $110,000 and
      $88,000                                                                                  419,052           441,086
    Deferred tax assets                                                                        567,401           374,500
    Other                                                                                       41,269            47,105
                                                                                     -----------------    --------------
                                                                                     $      27,057,298    $   27,584,770
                                                                                     =================    ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Trade accounts payable                                                           $         739,339    $      687,125
    Accrued salaries, wages, and payroll taxes                                               1,853,831         2,693,927
    Other accrued liabilities                                                                  855,811           763,115
    Accrued self funded insurance                                                              357,918           250,000
    Deferred revenue                                                                         1,732,764         1,868,446
                                                                                     -----------------    --------------
           Total current liabilities                                                         5,539,663         6,262,613

LONG-TERM OBLIGATIONS                                                                                -                 -

COMMITMENTS AND CONTINGENCIES                                                                        -                 -

WARRANT OBLIGATION                                                                           1,776,367         2,210,889

PREFERRED STOCK, $0.01 par value; 10,000,000 shares authorized, 0 and 1,000
    issued and outstanding                                                                           -         8,623,546

STOCKHOLDERS' EQUITY
    Common stock, $0.01 par value; 50,000,000 shares authorized;
      18,930,368 and 13,787,349 shares issued and outstanding                                  189,304           137,874
    Additional paid-in capital                                                              24,266,420        15,625,425
    Accumulated comprehensive income                                                              (898)            1,245
    Accumulated deficit                                                                     (4,713,558)       (5,276,822)
                                                                                     -----------------    --------------
                                                                                            19,741,268        10,487,722
                                                                                     -----------------    --------------
                                                                                     $      27,057,298    $   27,584,770
                                                                                     =================    ==============

See notes to consolidated financial statements.

HEALTH FITNESS CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS

                                                             (Unaudited)
                                                        Three Months Ended
                                                             March 31,
                                                  ------------------------------
                                                       2006              2005
                                                  --------------    ------------
REVENUE                                           $   14,567,261    $ 13,465,101

COSTS OF REVENUE                                      10,962,781      10,023,299
                                                  --------------    ------------

GROSS PROFIT                                           3,604,480       3,441,802

OPERATING EXPENSES
    Salaries                                           1,678,834       1,387,923
    Selling, general and administrative                1,436,241         736,866
    Amortization of intangible assets                    108,462         219,583
                                                  --------------    ------------
           Total operating expenses                    3,223,537       2,344,372
                                                  --------------    ------------

OPERATING INCOME                                         380,943       1,097,430

OTHER INCOME (EXPENSE)
    Interest expense                                      (1,680)        (11,923)
    Change in fair value of warrants                     434,521               -
    Other, net                                            (4,010)         (1,650)
                                                  --------------    ------------

EARNINGS BEFORE INCOME TAX EXPENSE                       809,774       1,083,857

INCOME TAX EXPENSE                                       150,101         434,323
                                                  --------------    ------------

NET EARNINGS                                             659,673         649,534

    Dividend to preferred shareholders                    96,410          21,600
                                                  --------------    ------------

NET EARNINGS APPLICABLE TO COMMON SHAREHOLDERS    $      563,263    $    627,934
                                                  ==============    ============

NET EARNINGS PER COMMON SHARE:
    Basic                                         $         0.04    $       0.05
    Diluted                                                 0.01            0.04

WEIGHTED AVERAGE COMMON SHARES  OUTSTANDING
    Basic                                             15,001,832      12,619,603
    Diluted                                           19,666,941      16,614,522

See notes to consolidated financial statements

HEALTH FITNESS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              (Unaudited)
                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                      ---------------------------
                                                                                         2006            2005
                                                                                      ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                                       $    563,263    $   649,534
   Adjustments to reconcile net earnings to net cash used in operating activities:
       Depreciation                                                                        120,289         19,573
       Amortization                                                                        110,142        213,490
       Warrant valuation                                                                  (434,521)             -
       Compensation for Stock Options                                                       75,459              -
       Deferred taxes                                                                     (208,401)       405,100
       Loss on disposal of assets                                                              159              -
       Change in assets and liabilities:
         Trade and other accounts receivable                                              (298,965)      (545,129)
         Prepaid expenses and other                                                        (47,939)      (260,309)
         Other assets                                                                        5,836         10,354
         Trade accounts payable                                                             50,072       (355,007)
         Accrued liabilities and other                                                    (639,482)      (293,984)
         Deferred revenue                                                                 (135,682)       (70,491)
                                                                                      ------------    -----------
                Net cash used in operating activities                                     (839,770)      (226,869)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                    (144,486)       (10,307)
   Business acquisition                                                                    (64,072)             -
                                                                                      ------------    -----------
                Net cash used in investing activities                                     (208,558)       (10,307)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under long-term obligations                                                        -      7,186,985
   Repayments of long-term obligations                                                           -     (7,225,956)
   Costs from issuance of preferred stock                                                  (95,403)             -
   Proceeds from the issuance of common stock                                               85,698         73,328
   Proceeds from the exercise of stock options                                               3,125         11,428
                                                                                      ------------    -----------
                Net cash provided by financing activities                                   (6,580)        45,785
                                                                                      ------------    -----------

NET INCREASE (DECREASE) IN CASH                                                         (1,054,908)      (191,391)

CASH AT BEGINNING OF PERIOD                                                              1,471,505        241,302
                                                                                      ------------    -----------

CASH AT END OF PERIOD                                                                 $    416,597    $    49,911
                                                                                      ============    ===========

See notes to consolidated financial statements.

                           HEALTH FITNESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for the first quarter ended March 31, 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Financial information as of December 31, 2005 has been derived from our audited consolidated financial statements. In accordance with the rules and regulations of the United States Securities and Exchange Commission, the Company has omitted footnote disclosures that would substantially duplicate the disclosures contained in the audited financial statements of the Company. The unaudited consolidated financial statements should be read together with the financial statements for the year ended December 31, 2005, and footnotes thereto included in the Company's Form 10-K as filed with the United States Securities and Exchange Commission on March 30, 2006.

In the opinion of management, the interim consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the results for interim periods presented. These financial statements include some amounts that are based on management's best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change in estimate is identified. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the operating results that may be expected for the year ended December 31, 2006.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash - We maintain cash balances at several financial institutions, and at times, such balances exceed insured limits. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash. At March 31, 2006 and December 31, 2005, we had cash of approximately $2,558 and $24,468 (U.S. Dollars) in a Canadian bank account.

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

Goodwill - Goodwill represents the excess of the purchase price and related costs over the fair value of net assets of businesses acquired. The carrying value of goodwill is not amortized, but is tested for impairment on an annual basis or when factors indicating impairment are present. Projected discounted cash flows are used in assessing these assets. We elected to complete the annual impairment test of goodwill on December 31 of each year and determined that our goodwill relates to one reporting unit for purposes of impairment testing.

Intangible Assets - Our intangible assets include customer contracts, trademarks and tradenames, software and other intangible assets, all of which are amortized on a straight-line basis. Customer contracts represent the fair value assigned to acquired management contracts, which are amortized over the remaining life of the contracts, approximately 10-20 months. Trademark and tradenames represent the value assigned to acquired trademarks and tradenames, and are amortized over a period of five years. Software represents the value assigned to an acquired web-based software program and is amortized over a period of five years. Other intangible assets include the value assigned to acquired customer lists, which is amortized over a period of six year, as well as deferred financing costs, which are amortized over the term of the related credit agreement.

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

Valuation of Derivative Instruments - In accordance with the interpretive guidance in EITF Issue No. 05-4, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", we value warrants we issued in November 2005 in our financing transaction as a derivative liability. We must make certain periodic assumptions and estimates to value the derivative liability. Factors affecting the amount of this liability include changes in our stock price, the computed volatility of our stock price and other assumptions. The change in value is reflected in our statements of operations as non-cash income or expense, and the changes in the carrying value of derivatives can have a material impact on our financial statements. For the quarter ended March 31, 2006, we recognized non-cash income of $434,521 upon revaluation of certain warrants that are subject to this accounting treatment. The derivative liability associated with these warrants is reflected on our balance sheets as a long-term liability. This warrant liability will remain until the warrants are exercised, expire, or other events occur to cause the termination of the derivative accounting, the timing of which may be outside our control.

Comprehensive Income - Comprehensive income represents net earnings adjusted for foreign currency translation adjustments. Total comprehensive income was $673,898 and $628,389 for the three months ended March 31, 2006 and 2005.

Net Earnings Per Share - Basic net earnings per share is computed by dividing net earnings applicable to common shareholders by the number of weighted average common shares outstanding. For the three months ended March 31, 2006, diluted net earnings per share is computed by dividing net earnings applicable to common shareholders, plus dividends to preferred shareholders (net earnings), less the non-cash benefit related to a change in fair value of warrants by the number of weighted average common shares outstanding, and common share equivalents relating to stock options, stock warrants, and stock warrants accounted for as a liability, if dilutive. For the three months ended March 31, 2005, diluted net earnings per share is computed by dividing net earnings applicable to common shareholders, plus dividends to preferred shareholders (net earnings) by the number of weighted average common shares outstanding, and common share equivalents relating to stock options and stock warrants, if dilutive. Refer to
Exhibit 11.0 attached hereto for a detail computation of earnings per share.

Common stock options and warrants to purchase 824,798 and 277,500 shares of common stock were excluded from the calculation for the three months ended March 31, 2006 and 2005 because their exercise price exceeded the average trading price of the Company's common stock during each of the periods.

Stock-based Compensation - We maintain a stock option plan for the benefit of certain eligible employees and directors of the Company. We have authorized 3,500,000 shares for grant under our 2005 Stock Option Plan, and a total of 811,350 shares of common stock are reserved for additional grants of options at March 31, 2006. Our stock options generally vest ratably over four years of service and have a contractual life of 6 years.

Commencing January 1, 2006, we adopted Statement of Financial Accounting Standard No. 123R, "Share Based Payment" ("SFAS 123R"), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values over the requisite service period. The compensation cost we record for these awards will be based on their grant date fair value as calculated for the pro forma disclosures required by Statement 123. The Company recorded $75,459 of related compensation expense, included in salaries within our operating expenses section, for the three-months ended March 31, 2006. We also recorded a deferred tax benefit of $30,184 in connection with recording this non-cash expense. This deferred tax benefit will be adjusted based upon the actual tax benefit realized from the exercise of the underlying stock options. The compensation expense reduced diluted earnings per share by less than $0.01.

As of March 31, 2006, $961,000 of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 3.2 years.

Prior to adopting SFAS 123R, we accounted for stock-based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." We have applied the modified prospective method in adopting SFAS 123R. Accordingly, periods prior to adoption have not been restated.

The following table illustrates the effect on net earnings and earnings per share if the fair value recognition provisions of SFAS No. 123 had been applied to the prior period.

                                                                                              Three months
                                                                                                 ended
                                                                                             March 31, 2005
                                                                                             --------------
Net earnings applicable to common shareholders                                               $      627,934
Stock-based employee compensation determined under the fair value based method, net of tax          (37,183)
                                                                                             --------------
Pro forma net earnings, basic                                                                $      590,751
Add: Dividends to preferred shareholders                                                             21,600
                                                                                             --------------
Pro forma net earnings, diluted                                                                     612,351
                                                                                             ==============

Earnings per share:
Basic -- as reported                                                                         $         0.05
Diluted -- as reported                                                                       $         0.04

Basic -- pro forma                                                                           $         0.05
Diluted -- pro forma                                                                         $         0.04

We use the Black-Scholes option pricing model to determine the weighted average fair value of options. The weighted average fair value of options granted during the three month periods ended March 31, 2006 and 2005 were $1.63 and $1.60, respectively. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

                            Three Months Ended
                                 March 31,
                            ------------------
                              2006      2005
                            ------------------
Risk-free interest rate        4.32%      2.55%
Expected volatility            76.0%      78.0%
Expected life (in years)       4.24       4.00
Dividend yield                   --         --

Option transactions under the 2005 Stock Option Plan during the first quarter ended March 31, 2006 are summarized as follows:

                                                  Weighted                   Weighted
                                                   Average     Aggregate     Average
                                                  Exercise     Intrinsic    Remaining
                                     Options       Price         Value        Term
                                   -----------    --------    -----------   ----------
Outstanding at December 31, 2005     2,157,425    $   1.34
Granted                                350,500    $   2.69
Exercised                               (2,500)   $   1.25
Canceled/Forfeited                      (1,250)   $   1.25
--------------------------------   -----------    --------    -----------   ----------
Outstanding at March 31, 2006        2,504,175    $   1.53    $ 2,507,601         3.40
Exercisable at March 31, 2006        1,699,225    $   1.19    $ 2,236,005         2.64

The aggregate intrinsic value of options exercised during the quarter ended March 31, 2006 was $3,550. Cash received from the exercise of options for the quarter ended March 31, 2006 was $3,125 and the related tax benefit realized was $1,250. The total number of options that vested during the quarter ended March 31, 2006 was 182,075 with a fair value of $155,891.

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

NOTE 3. FINANCING

On November 14, 2005 (the "Effective Date"), in a Private Investment in Public Equity transaction (the "PIPE Transaction"), we issued an aggregate of 1,000 shares of Series B Convertible Preferred Stock (the "Series B Stock"), together with warrants to purchase 1,530,000 shares of common stock at $2.40 per share, to a limited number of accredited investors for aggregate gross proceeds of $10.2 million. After selling commissions and expenses, we received net proceeds of approximately $9.4 million. The Series B Stock automatically converted into 5,100,000 shares of our common stock on March 10, 2006, the date the Securities and Exchange Commission (the "SEC") first declared effective a registration statement covering these shares. Each share of Series B Stock was entitled to a number of votes equal to the number of shares of common stock into which it was then convertible. Except as required by law, holders of Series B Stock were entitled to vote together as one class with holders of common stock. Each share of Series B Stock had a stated dividend rate of 5% per year calculated based upon the initial share issuance price of $10,200. We used the proceeds from this PIPE Transaction to redeem our Series A Convertible Preferred Stock and to fund the acquisition of HealthCalc.Net, Inc.

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

The warrants, which were issued together with the Series B Stock, have a term of five years, and give the investors the option to require us to repurchase the warrants for a purchase price, payable in cash within five (5) business days after such request, equal to the Black Scholes value of any unexercised warrant shares, only if, while the warrants are outstanding, any of the following change in control transactions occurs: (i) we effect any merger or consolidation, (ii) we effect any sale of all or substantially all of our assets, (iii) any tender offer or exchange offer is completed whereby holders of our common stock are permitted to tender or exchange their shares for other securities, cash or property, or (iv) we effect any reclassification of our common stock whereby it is effectively converted into or exchanged for other securities, cash or property.

Under EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" (EITF 00-19"), the fair value of the warrants issued under the PIPE Transaction have been reported as a liability due to the requirement to net-cash settle the transaction. There are two reasons for this treatment: (i) there are liquidated damages, payable in cash, of 1% of the gross proceeds per month ($102,000) should we fail (subject to certain permitted circumstances) to maintain effectiveness of the registration statement in accordance with the PIPE Transaction; and (ii) the investors may put their warrants back to us for cash if a change in control transaction that meets the definition previously discussed occurs.

NOTE 4. INCOME TAXES

The Company records income taxes in accordance with the liability method of accounting. Deferred income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities and federal operating loss carryforwards. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment. We do not record a tax liability or benefit in connection with the change in fair value of certain of our warrants. Income taxes are calculated based on management's estimate of the Company's effective tax rate, which takes into consideration a federal tax rate of 34% and an effective state tax rate of 6%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim consolidated financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

CRITICAL ACCOUNTING POLICIES. Our most critical accounting policies, which are those that require significant judgment, include: revenue recognition, trade and other accounts receivable, goodwill and stock-based compensation. A more in-depth description of these can be found in Note 2 to the Interim Consolidated Financial Statements included in this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

GENERAL. We provide fitness and health management services and programs to corporations, hospitals, communities and universities located in the United States and Canada. Fitness and health management services include the development, marketing and management of corporate, hospital, community and university based fitness centers, injury prevention and work-injury management consulting, on-site physical therapy and employee health management services. Programs include wellness and health programs for individual customers, including health risk assessments, biometric screenings, nutrition and weight loss programs, smoking cessation, massage therapy, back care and ergonomic injury prevention.

RESULTS OF OPERATIONS

The following table sets forth our statement of operations data as a percentage of total revenues and also sets forth other financial and operating data for the quarter ended March 31, 2006 and 2005:

                                                  Three Months Ended
                                                       March 31,
                                                 --------------------
                                                   2006       2005
                                                 --------   ---------
REVENUE                                             100.0%      100.0%

COSTS OF REVENUE                                     75.3        74.4
                                                 --------   ---------

GROSS PROFIT                                         24.7        25.6

OPERATING EXPENSES
    Salaries                                         11.5        10.3
    Other selling, general and administrative         9.9         5.5
    Amortization of acquired intangible assets        0.7         1.6
                                                 --------   ---------
           Total operating expenses                  22.1        17.4
                                                 --------   ---------

OPERATING INCOME                                      2.6         8.2

OTHER INCOME (EXPENSE)                                2.9        (0.1)
                                                 --------   ---------

EARNINGS BEFORE INCOME TAXES                          5.5         8.1

INCOME TAX EXPENSE                                    1.0         3.2
                                                 --------   ---------

NET EARNINGS                                          4.5         4.9

    Dividend to preferred shareholders                0.7         0.2
                                                 --------   ---------

NET EARNINGS APPLICABLE TO COMMON SHAREHOLDERS        3.8%        4.7%
                                                 ========   =========

OTHER FINANCIAL AND OPERATING DATA:

                                      Three Months Ended
                                           March 31,
                                   --------------------------
                                     2006            2005
                                   -----------    -----------
Fitness Management Revenue
Staffing Services                  $ 9,597,391    $ 9,516,177
Program and Consulting Services        703,434        482,671
                                   -----------    -----------
                                    10,300,825      9,998,848
                                   -----------    -----------
Health Management Revenue
Staffing Services                    3,108,872      3,087,991
Program and Consulting Services      1,157,564        378,262
                                   -----------    -----------
                                     4,266,436      3,466,253
                                   -----------    -----------
Total Revenue
Staffing Services                   12,706,263     12,604,168
Program and Consulting Services      1,860,998        860,933
                                   -----------    -----------
                                   $14,567,261    $13,465,101
                                   -----------    -----------

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2006 COMPARED TO THE QUARTER ENDED MARCH 31, 2005.

REVENUE. Revenues increased $1,102,000 or 8.2% to $14,567,000 for the three months ended March 31, 2006, from $13,465,000 for the three months ended March 31, 2005. This increase is attributable to growth of $102,000 in fitness and health management staffing services, and growth of $1,000,000 in fitness and health program and consulting services.

The growth in fitness and health management staffing services is due to revenue from new staffing contracts outpacing the revenue we lost from contracts that canceled during the first quarter of 2006 compared to the same period in 2005.

The growth in fitness management program and consulting services is due to an increase in service penetration at our managed fitness centers. The growth in health management programs and consulting services is primarily attributed to our acquisition of HealthCalc.Net, Inc. ("HealthCalc"), which accounted for $591,000 of the growth. The remaining growth of $188,000 is due to the start-up of two health management contracts in the energy industry.

GROSS PROFIT. Gross profit increased $162,000 or 4.7% to $3,604,000 for the three months ended March 31, 2006, from $3,442,000 for the three months ended March 31, 2005. This increase is due primarily to our revenue growth.

As a percent of revenue, gross profit decreased 0.9% to 24.7%, from 25.6% for the first quarter of 2005. This decrease is due primarily to start-up costs we incurred for a large fitness management contract in the automotive industry, and two health management contracts in the energy industry. Our experience indicates that as large management contracts enter into full production, gross margins typically improve.

OPERATING EXPENSES. Operating expenses increased $880,000 to $3,224,000 for the three months ended March 31, 2006 from $2,344,000 for the three months ended March 31, 2005.

Of this increase, approximately $509,000 is due to salaries, other operating expenses and asset depreciation related to the December 2005 acquisition of HealthCalc. In addition, we incurred approximately $75,000 of stock option compensation expense in the first quarter of 2006 in connection with our adoption of FAS 123R on January 1, 2006. The remaining cost increase of $296,000 is primarily due to additional staff we hired during 2005 to further develop and better execute our health management business plan. We expect that we will continue to incur these costs at varying levels on a quarterly basis.

OTHER INCOME AND EXPENSE. Interest expense decreased $10,000 to $2,000 for the three months ended March 31, 2006, compared to $12,000 for the same period in 2005. This decrease is due to the repayment of our Wells Fargo credit line. The Company's cost of borrowed funds was 6.0% for the first quarter of 2005.

For the quarter ended March 31, 2006, we recorded a $435,000 non-cash benefit related to a change in fair value for 1,530,000 warrants we issued in connection with the sale of $10.2 million of our Series B Convertible Preferred Stock in November 2005. Refer to the section titled "Summary of Significant Accounting Policies," Valuation of Derivative Instruments, contained elsewhere in this document for further discussion of the accounting we use to value these warrants.

INCOME TAXES. Income tax expense decreased $284,000 to $150,000 for the three months ended March 31, 2006 compared to $434,000 for the same period in 2005. The decrease is primarily due to a $716,000 decrease in operating income, and no tax liability associated with the $435,000 non-cash benefit related to the revaluation of our warrants.

NET EARNINGS APPLICABLE TO COMMON SHAREHOLDERS. As a result of the above, net earnings applicable to common shareholders for the three months ended March 31, 2006 decreased $65,000 or 10.3% to $563,000 compared to $628,000 for the same period in 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital increased $30,000 to $4,925,000 at March 31, 2006, compared to working capital of $4,895,000 at December 31, 2005. The increase in working capital is due primarily to an increase in accounts receivable and decreases in accrued salaries, wages and payroll taxes and deferred revenue, which were mostly offset by a decrease in cash and increases to accrued self funded insurance, other accrued liabilities and trade accounts payable.

In addition to cash flows generated from operating activities, our other primary source of liquidity and working capital is provided by a $7,500,000 Credit Agreement with Wells Fargo Bank, N.A. (the "Wells Loan"). At our option, the Wells Loan bears interest at prime, or the one-month LIBOR plus a margin of 2.25% to 2.75% based upon our Senior Leverage Ratio (effective rate of 7.75% and 7.25% at March 31, 2006 and December 31, 2005). The availability of the Wells Loan decreases $250,000 on the last day of each calendar quarter, beginning September 30, 2003, and matures on June 30, 2007. Working capital advances from the Wells Loan are based upon a percentage of our eligible accounts receivable, less any amounts previously drawn. The facility provided maximum borrowing capacity of $4,750,000 and $5,000,000 at March 31, 2006 and December 31, 2005.
Excluding current outstanding balances, and based upon eligible accounts receivable, $4,750,000 and $5,000,000 was available for borrowing on such respective dates. All borrowings are collateralized by substantially all of our assets. At March 31, 2006, we were in compliance with all of our financial covenants.

On November 14, 2005 (the "Effective Date"), in a Private Investment in Public Equity transaction (the "PIPE Transaction"), we issued an aggregate of 1,000 shares of Series B Convertible Preferred Stock (the "Series B Stock"), together with warrants to purchase 1,530,000 shares of common stock at $2.40 per share, to a limited number of accredited investors for aggregate gross proceeds of $10.2 million. After selling commissions and expenses, we received net proceeds of approximately $9.4 million. The Series B Stock automatically converted into 5,100,000 shares of our common stock on March 10, 2006, the date the Securities and Exchange Commission (the "SEC") first declared effective a registration statement covering these shares. We used the proceeds from this PIPE Transaction to redeem our Series A Convertible Preferred Stock and to fund the acquisition of HealthCalc.Net, Inc.

In accordance with the terms of the PIPE Transaction, we were required to file with the SEC, within sixty (60) days from the Effective Date, a registration statement covering the common shares issued and issuable in the PIPE Transaction. We were also required to cause the registration statement to be declared effective on or before the expiration of one hundred twenty (120) days from the Effective Date. We would have been subject to liquidated damages of one percent (1%) per month of the aggregate gross proceeds ($10,200,000), if we failed to meet these date requirements. On March 10, 2006, the SEC declared effective our registration statement and, as a result, we did not pay any liquidated damages for failure to meet the filing and effectiveness date requirements. We could nevertheless be subject to the foregoing liquidated damages if we fail (subject to certain permitted circumstances) to maintain the effectiveness of the registration statement.

The warrants, which were issued together with the Series B Stock, have a term of five years, and give the investors the option to require us to repurchase the warrants for a purchase price, payable in cash within five (5) business days after such request, equal to the Black Scholes value of any unexercised warrant shares, only if, while the warrants are outstanding, any of the following change in control transactions occurs: (i) we effect any merger or consolidation, (ii) we effect any sale of all or substantially all of our assets, (iii) any tender offer or exchange offer is completed whereby holders of our common stock are permitted to tender or exchange their shares for other securities, cash or property, or (iv) we effect any reclassification of our common stock whereby it is effectively converted into or exchanged for other securities, cash or property.

Under EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" (EITF 00-19"), the fair value of the warrants issued under the PIPE Transaction have been reported as a liability due to the requirement to net-cash settle the transaction. There are two reasons for this treatment: (i) there are liquidated damages, payable in cash, of 1% of the gross proceeds per month ($102,000) should we fail to maintain effectiveness of the registration statement in accordance with the PIPE Transaction; and (ii) our investors may put their warrants back to us for cash if we initiate a change in control that meets the definition previously discussed. On the Effective Date, the warrants had a value of approximately $1.6 million, which was determined using the Black-Scholes valuation method. The assumptions utilized in computing the fair value of the warrants were as follows: expected life of 5 years, estimated volatility of 61% and a risk free interest rate of 4.54%. On the Effective Date, the Series B Stock was valued at approximately $8.6 million, or the difference between the gross proceeds and the value of the warrants. The warrants are considered a derivative financial instrument and will be marked to fair value on a quarterly basis. Any changes in fair value of the warrants will be recorded through the Consolidated Statement of Operations as Other Income (Expense). For the three months ended March 31, 2006, we recognized a non-cash benefit of approximately $435,000. There was no fair value adjustment in any other periods presented.

As of March 31, 2006, we have no off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities. Refer to the footnotes in our Annual Report on Form 10-K for the year ended December 31, 2005 for disclosure related to our "Commitments and Contingencies."

We believe that sources of capital to meet future obligations over the next 12 months will be provided by cash generated through operations and our Wells Loan. Currently, we do not have plans to make any significant investments in capital assets or any other one-time expenses that may affect our cash flows from investing activities.

We do not believe that inflation has had a significant impact on the results of our operations.

PRIVATE SECURITIES LITIGATION REFORM ACT

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Such "forward-looking" information is included in this Form 10-Q, including the MD&A section, as well as in our Annual Report on Form 10-K for the year ended December 31, 2005 that was filed with the Securities and Exchange Commission, and in other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company).

Forward-looking statements include all statements based on future expectations and specifically include, among other things, all statements relating to increasing revenue, improving margins, growth of the market for corporate, hospital, community and university-based fitness centers, the development of new business models, our ability to expand our programs and services and the sufficiency of our liquidity and capital resources. Any statements that are not based upon historical facts, including the outcome of events that have not yet occurred and our expectations for future performance, are forward-looking statements. The words "believe," "estimate," "expect," "intend," "may," "could," "will," "plan," "anticipate," and similar words and expressions are intended to identify forward-looking statements. Such statements are based upon the current beliefs and expectations of our management. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to those matters identified and discussed in Item 1 of the Company's Form 10-K for the year ended December 31, 2005 under "Risk Factors/Forward-Looking Statements."

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to changes in U.S. and international interest rates. All of the Company's long-term obligations bear interest at a variable rate.

We have no history of, and do not anticipate in the future, investing in derivative financial instruments, derivative commodity instruments or other such financial instruments. Transactions with international customers are entered into in U.S. dollars, precluding the need for foreign currency hedges. As a result, our exposure to market risk is not material.

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have concluded (based upon their evaluation of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission. The Certifying Officers also have indicated that there were no significant changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Item 3 (Legal Proceedings) in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

Item 1A. Risk Factors

In addition to the other information set forth in this report, including the important information in "Private Securities Litigation Reform Act," you should carefully consider the "Risk Factors" discussed in our Annual Report on Form 10-K for the year ended December 31, 2005. Those factors, if they were to occur, could cause our actual results to differ materially from those expressed in our forward-looking statements in this report, and materially adversely affect our financial condition or future results. Although we are not aware of any other factors that we currently anticipate will cause our forward-looking statements to differ materially from our future actual results, or materially affect the Company's financial condition or future results, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

(a)     Although not required to be contained in a report on Form 8-K, Mr. Mark
        W. Sheffert has replaced Mr. John C. Penn as Chairman of the Board effective May 9, 2006.

Item 6. Exhibits

(a)     Exhibits

See Exhibit Index on page following signatures

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 15, 2006           HEALTH FITNESS CORPORATION

                          By   /s/ Jerry V. Noyce
                               --------------------------------------------
                               Jerry V. Noyce
                               Chief Executive Officer
                               (Principal Executive Officer)

                          By   /s/ Wesley W. Winnekins
                               --------------------------------------------
                               Wesley W. Winnekins
                               Chief Financial Officer
                               (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX
                           HEALTH FITNESS CORPORATION
                                    FORM 10-Q

Exhibit No.    Description
**11.0         Statement re:  Computation of Earnings per Share
**31.1         Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**31.2         Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1         Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32.2         Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------
* Indicates management contract or compensatory plan or arrangement ** Filed herewith