Form 10-Q
period 2006-06-30
Health Fitness Corp /MN/
filed 2006-08-14
CIK 886432

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

                          COMMISSION FILE NO. 000-25064

                                   ----------

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

                                   ----------

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES [X] NO [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

The number of shares outstanding of the registrant's common stock as of August 10, 2006 was: Common Stock, $0.01 par value, 18,931,718 shares

================================================================================

                           HEALTH FITNESS CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

   Item 1.    Consolidated Financial Statements (unaudited)

              Consolidated Balance Sheets as of June 30, 2006 and             3
              December 31, 2005

              Consolidated Statements of Earnings for the three and six       4
              months ended June 30, 2006 and 2005

              Consolidated Statements of Cash Flows for the six               5
              months ended June 30, 2006 and 2005

              Notes to Consolidated Financial Statements                      6

   Item 2.    Management's Discussion and Analysis of Financial Condition    12
              and Results of Operations

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk     17

   Item 4.    Controls and Procedures                                        17

PART II. OTHER INFORMATION                                                   18

   Item 1.    Legal Proceedings                                              18

   Item 1A.   Risk Factors                                                   18

   Items 2-3. Not Applicable                                                 18

   Item 4     Submission of Matters to a Vote of Security Holders            18

   Item 5     Other Information                                              19

   Item 6.    Exhibits                                                       19

   Signatures                                                                20

   Exhibit Index                                                             21

HEALTH FITNESS CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                June 30,    December 31,
                                                                                  2006          2005
                                                                              -----------   ------------
ASSETS
CURRENT ASSETS
   Cash                                                                       $ 1,295,045   $ 1,471,505
   Trade and other accounts receivable, less allowances of $183,300 and
      $200,700                                                                  9,270,835     8,839,046
   Prepaid expenses and other                                                     644,506       509,273
   Deferred tax assets                                                            347,701       337,800
                                                                              -----------   -----------
      Total current assets                                                     11,558,087    11,157,624
PROPERTY AND EQUIPMENT, net                                                       413,122       347,820
OTHER ASSETS
   Goodwill                                                                    13,005,498    12,919,689
   Software, less accumulated amortization of $176,200 and $0                   1,749,531     1,762,000
   Customer contracts, less accumulated amortization of $1,746,500 and
      $1,626,100                                                                   68,472       188,889
   Trademark, less accumulated amortization of $196,700 and $147,000              296,432       346,057
   Other intangible assets, less accumulated amortization of $129,700 and
      $88,000                                                                     399,414       441,086
   Deferred tax assets                                                            366,300       374,500
   Other                                                                           35,434        47,105
                                                                              -----------   -----------
                                                                              $27,892,290   $27,584,770
                                                                              ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Trade accounts payable                                                     $   565,423   $   687,125
   Accrued salaries, wages, and payroll taxes                                   2,922,422     2,693,927
   Other accrued liabilities                                                      370,396       763,115
   Accrued self funded insurance                                                  344,297       250,000
   Deferred revenue                                                             1,752,863     1,868,446
                                                                              -----------   -----------
      Total current liabilities                                                 5,955,401     6,262,613
LONG-TERM OBLIGATIONS                                                                  --            --
COMMITMENTS AND CONTINGENCIES                                                          --            --
WARRANT OBLIGATION                                                                     --     2,210,889
PREFERRED STOCK, $0.01 par value, 10,000,000 shares authorized, 0 and 1,000
   issued and outstanding                                                              --     8,623,546
STOCKHOLDERS' EQUITY
   Common stock, $0.01 par value; 50,000,000 shares authorized;
      18,931,718 and 13,787,349 shares issued and outstanding                     189,317       137,874
   Additional paid-in capital                                                  25,733,284    15,625,425
   Accumulated comprehensive income                                                   372         1,245
   Accumulated deficit                                                         (3,986,084)   (5,276,822)
                                                                              -----------   -----------
                                                                               21,936,889    10,487,722
                                                                              -----------   -----------
                                                                              $27,892,290   $27,584,770
                                                                              ===========   ===========

See notes to consolidated financial statements.

HEALTH FITNESS CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

                                                    Three Months Ended           Six Months Ended
                                                         June 30,                    June 30,
                                                -------------------------   -------------------------
                                                    2006          2005          2006          2005
                                                -----------   -----------   -----------   -----------
REVENUE                                         $15,575,130   $13,678,615   $30,142,391   $27,143,716
COSTS OF REVENUE                                 11,415,116    10,227,999    22,377,897    20,251,298
                                                -----------   -----------   -----------   -----------
GROSS PROFIT                                      4,160,014     3,450,616     7,764,494     6,892,418
OPERATING EXPENSES
   Salaries                                       1,805,533     1,406,562     3,484,367     2,794,485
   Other selling, general and administrative      1,560,098       942,631     2,996,339     1,679,497
   Amortization of acquired intangible assets       107,610       219,754       216,072       439,337
                                                -----------   -----------   -----------   -----------
      Total operating expenses                    3,473,241     2,568,947     6,696,778     4,913,319
                                                -----------   -----------   -----------   -----------
OPERATING INCOME                                    686,773       881,669     1,067,716     1,979,099
OTHER INCOME (EXPENSE)
   Interest expense                                  (2,470)      (16,326)       (4,150)      (28,249)
   Change in fair value of warrants                 406,694            --       841,215            --
   Other, net                                        14,071          (340)       10,061        (1,990)

                                                -----------   -----------   -----------   -----------
EARNINGS BEFORE INCOME TAXES                      1,105,068       865,003     1,914,842     1,948,860
INCOME TAX EXPENSE                                  377,594       345,220       527,695       779,543
                                                -----------   -----------   -----------   -----------
NET EARNINGS                                        727,474       519,783     1,387,147     1,169,317
   Dividend to preferred shareholders                    --        21,600        96,410        43,200
                                                -----------   -----------   -----------   -----------
NET EARNINGS APPLICABLE TO
   COMMON SHAREHOLDERS                          $   727,474   $   498,183   $ 1,290,737   $ 1,126,117
                                                ===========   ===========   ===========   ===========
NET EARNINGS PER SHARE:
   Basic                                        $      0.04   $      0.04   $      0.08   $      0.09
   Diluted                                             0.02          0.03          0.03          0.07

WEIGHTED AVERAGE COMMON SHARES:
   Basic                                         18,831,169    12,652,370    17,005,769    12,636,465
   Diluted                                       20,310,830    16,618,997    20,305,674    16,617,853

See notes to consolidated financial statements.

HEALTH FITNESS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                             Six Months Ended
                                                                 June 30,
                                                        -------------------------
                                                           2006          2005
                                                        ----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                         $1,290,737   $  1,169,317
   Adjustments to reconcile net earnings to net
      cash provided by operating activities:
      Depreciation                                         241,033         39,066
      Amortization                                         219,434        431,574
      Warrant valuation                                   (841,215)            --
      Compensation for stock options                       238,404             --
      Deferred taxes                                        (1,701)       663,251
      Loss on disposal of assets                               158             --
      Changes in operating assets and liabilities,
         net of assets acquired:
         Trade and other accounts receivable              (431,789)        54,838
         Prepaid expenses and other                       (135,234)      (213,399)
         Other assets                                       11,671         20,707
         Trade accounts payable                           (122,572)      (243,113)
         Accrued liabilities and other                     (69,927)      (445,723)
         Deferred revenue                                 (115,583)      (150,603)
                                                        ----------   ------------
            Net cash provided by operating activities      283,416      1,325,915
                                                        ----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                    (301,748)       (34,749)
   Other                                                   (85,807)        (7,084)
   Business acquisition                                         --             --
                                                        ----------   ------------
            Net cash used in investing activities         (387,555)       (41,833)
                                                        ----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under note payable                                --     12,440,808
   Repayments of note payable                                   --    (14,030,793)
   Costs from issuance of preferred stock                 (161,725)            --
   Proceeds from issuance of common stock                   85,698         73,328
   Proceeds from the exercise of stock options               3,706         11,428
                                                        ----------   ------------
            Net cash used in financing activities          (72,321)    (1,505,229)
                                                        ----------   ------------
NET DECREASE IN CASH                                      (176,460)      (221,147)
CASH AT BEGINNING OF PERIOD                              1,471,505        241,302
                                                        ----------   ------------
CASH AT END OF PERIOD                                   $1,295,045   $     20,155
                                                        ==========   ============
Supplemental cash flow information:
         Cash paid for interest                         $      788   $     28,876
         Cash paid for taxes                               475,817        226,750
Noncash financing activities affecting cash flow:
         Conversion of warrant liability to
            additional paid in capital                   1,369,674             --
         Dividend to preferred shareholders                     --         43,200

See notes to consolidated financial statements.

                           HEALTH FITNESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Financial information as of December 31, 2005 has been derived from our audited consolidated financial statements. In accordance with the rules and regulations of the United States Securities and Exchange Commission, the Company has omitted footnote disclosures that would substantially duplicate the disclosures contained in the audited financial statements of the Company. The unaudited consolidated financial statements should be read together with the financial statements for the year ended December 31, 2005, and footnotes thereto included in the Company's Form 10-K as filed with the United States Securities and Exchange Commission on March 30, 2006.

In the opinion of management, the interim consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the results for interim periods presented. These financial statements include some amounts that are based on management's best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change in estimate is identified. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the operating results that may be expected for the year ended December 31, 2006.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business - We provide fitness and health management services and programs to corporations, governmental units, hospitals, communities and universities located in the United States and Canada. Fitness and health management services include the development, marketing and management of corporate, hospital, community and university based fitness centers, injury prevention and work-injury management consulting, on-site physical therapy and employee health management services. Programs include wellness and health programs for individual customers, including health risk assessments, biometric screenings, nutrition and weight loss programs, smoking cessation, massage therapy, back care and ergonomic injury prevention.

Consolidation - The consolidated financial statements include the accounts of our Company and our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Cash - We maintain cash balances at several financial institutions, and at times, such balances exceed insured limits. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash. At June 30, 2006 and December 31, 2005, we had cash of approximately $2,612 and $24,468 (U.S. Dollars) in a Canadian bank account.

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

Valuation of Derivative Instruments - In accordance with the interpretive guidance in EITF Issue No. 05-4, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", we value warrants we issued in November 2005 in our financing transaction as a derivative liability. We must make certain periodic assumptions and estimates to value the derivative liability. Factors affecting the amount of this liability include changes in our stock price, the computed volatility of our stock price and other assumptions. The change in value is reflected in our statements of operations as non-cash income or expense, and the changes in the carrying value of derivatives can have a material impact on our financial statements. For the quarter and six months ended June 30, 2006, we recognized non-cash income of $406,694 and $841,215, respectively, upon revaluation of certain warrants that are subject to this accounting treatment. The derivative liability associated with these warrants is reflected on our balance sheet as of December 31, 2005 as a long-term liability.

On June 15, 2006, we reached an agreement with the investors owning these warrants to amend the terms of the investment documents, which resulted in the warrants to be reflected as equity. As a result of this accounting change, we made a final valuation of our warrant liability on June 15, 2006, which resulted in non-cash income of $406,694 for our second quarter, and the remaining warrant liability of $1,369,674 was reclassified to additional paid in capital. We are no longer required to revalue these warrants on a prospective basis.

Comprehensive Income - Comprehensive income represents net earnings adjusted for foreign currency translation adjustments. Total comprehensive income was $1,289,864 and $1,127,838 for the six months ended June 30, 2006 and 2005.

Net Earnings Per Share - Basic net earnings per share is computed by dividing net earnings applicable to common shareholders by the number of weighted average common shares outstanding. For the three and six months ended June 30, 2006, diluted net earnings per share is computed by dividing net earnings applicable to common shareholders, plus dividends to preferred shareholders (net earnings), less the non-cash benefit related to a change in fair value of warrants by the number of weighted average common shares outstanding, and common share equivalents relating to stock options, stock warrants, and stock warrants accounted for as a liability, if dilutive. For the three and six months ended June 30, 2005, diluted net earnings per share is computed by dividing net earnings applicable to common shareholders, plus dividends to preferred shareholders (net earnings) by the number of weighted average common shares outstanding, and common share equivalents relating to stock options and stock warrants, if dilutive. Refer to Exhibit 11.0 attached hereto for a detail computation of earnings per share.

Common stock options and warrants to purchase 1,955,272 and 450,000 shares of common stock were excluded from the calculation for the three months ended June 30, 2006 and 2005, and 1,988,270 and 375,000 were excluded from the calculation for the six months ended June 30, 2006 and 2005 because their exercise price exceeded the average trading price of the Company's common stock during each of the periods.

Stock-based Compensation - We maintain a stock option plan for the benefit of certain eligible employees and directors of the Company. We have authorized 3,500,000 shares for grant under our 2005 Stock Option Plan, and a total of 706,350 shares of common stock are reserved for additional grants of options at June 30, 2006. Our stock options generally vest ratably over four years of service and have a contractual life of 6 years.

Commencing January 1, 2006, we adopted Statement of Financial Accounting Standard No. 123R, "Share Based Payment" ("SFAS 123R"), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values over the requisite service period. The compensation cost we record for these awards will be based on their grant date fair value as calculated for the proforma disclosures required by Statement 123. The Company recorded $162,945 and $238,404 of related compensation expense, included in salaries within our operating expenses section, for the three and six months ended June 30, 2006. We also recorded a deferred tax benefit of $65,178 and $95,362 for the three and six months ended June 30, 2006 in connection with recording this non-cash expense. This deferred tax benefit will be adjusted based upon the actual tax benefit realized from the exercise of the underlying stock options. The compensation expense reduced diluted earnings per share by less than $0.01 for the three months ended June 30, 2006, and by approximately $0.01 for the six months ended June 30, 2006.

As of June 30, 2006, approximately $879,000 of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.97 years.

Prior to adopting SFAS 123R, we accounted for stock-based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." We have applied the modified prospective method in adopting SFAS 123R. Accordingly, periods prior to adoption have not been restated.

The following table summarizes information about stock options at June 30, 2006:

                                Options Outstanding              Options Exercisable
                   -----------------------------------------   ----------------------
                                 Weighted Average   Weighted                 Weighted
                                    Remaining        Average                  Average
    Range of          Number     Contractual Life   Exercise      Number     Exercise
Exercise Prices    Outstanding       In Years         Price    Exercisable    Price
----------------   -----------   ----------------   --------   -----------   --------
$0.30 - $0.39         406,075          1.26           $0.33       364,675      $0.33
  0.47 - 0.69         596,650          1.95            0.56       594,150       0.56
  0.95 - 1.25         279,000          4.15            1.17       162,000       1.15
  1.26 - 2.27         435,100          4.19            1.89       327,550       1.82
  2.28 - 3.00         891,000          4.22            2.72       369,500       2.79
                    ---------                                   ---------
                    2,607,825          3.26           $1.55     1,817,875      $1.25
                    =========                                   =========

We use the Black-Scholes option pricing model to determine the weighted average fair value of options. The weighted average fair value of options granted during the three month periods ended June 30, 2006 and 2005 were $0.77 and $0.94, respectively. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

                        Three Months Ended
                             June 30,
                        -----------------
                           2006   2005
                           ----   ----
Risk-free interest rate    4.97%  2.87%
Expected volatility        52.6%  69.0%
Expected life (in years)   3.00   2.20
Dividend yield               --     --

Option transactions under the 2005 Stock Option Plan during the second quarter ended June 30, 2006 are summarized as follows:

                                            Weighted                 Weighted
                                             Average    Aggregate    Average
                                            Exercise    Intrinsic   Remaining
                                 Options      Price       Value        Term
                                ---------   --------    ---------   ---------
Outstanding at March 31, 2006   2,504,175     $1.53
Granted                           105,000     $1.93
Exercised                          (1,350)    $0.43
Canceled/Forfeited                     --       --
                                ---------     -----    ----------      ----
Outstanding at June 30, 2006    2,607,825     $1.55    $1,546,629      3.26
Exercisable at June 30, 2006    1,817,875     $1.25    $1,412,830      2.62

Option transactions under the 2005 Stock Option Plan during the six months ended June 30, 2006 are summarized as follows:

                                               Weighted                Weighted
                                               Average     Aggregate    Average
                                               Exercise    Intrinsic   Remaining
                                    Options     Price        Value       Term
                                   ---------   --------   ----------   ---------
Outstanding at December 31, 2005   2,157,425     $1.34
Granted                              455,500     $2.52
Exercised                             (3,850)    $0.96
Canceled/Forfeited                    (1,250)    $1.25
                                   ---------   --------   ----------   --------
Outstanding at June 30, 2006       2,607,825     $1.55    $1,546,629     3.26
Exercisable at June 30, 2006       1,817,875     $1.25    $1,412,830     2.62

The aggregate intrinsic value of options exercised during the quarter ended June 30, 2006 was $2,390. Cash received from the exercise of options for the quarter ended June 30, 2006 was $581 and the related tax benefit realized was $232. The total number of options that vested during the quarter ended June 30, 2006 was 120,000 with a fair value of $100,500.

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

In accordance with the terms of the PIPE Transaction, we were required to file with the SEC, within sixty (60) days from the Effective Date, a registration statement covering the common shares issued and issuable in the PIPE Transaction. We were also required to cause the registration statement to go effective on or before the expiration of one hundred twenty (120) days from the Effective Date. We would have been subject to liquidated damages of one percent (1%) per month of the aggregate gross proceeds ($10,200,000), if we failed to meet these date requirements. On March 10, 2006, the SEC declared effective our Form S-1 registration statement and, as a result, we did not pay any liquidated damages for failure to meet the filing and effectiveness date requirements. We could nevertheless be subject to the foregoing liquidated damages if we fail to maintain the effectiveness of the registration statement. On June 15, 2006, we entered into an agreement with the accredited investors to amend the Registration Rights Agreement to cap the amount of liquidated damages we could pay at 9% of the aggregate purchase price paid by each accredited investor.

The warrants, which were issued together with the Series B Stock, have a term of five years, and give the investors the option to require us to repurchase the warrants for a purchase price, payable in cash within five (5) business days after such request, equal to the Black Scholes value of any unexercised warrant shares, only if, while the warrants are outstanding, any of the following change in control transactions occur: (i) we effect any merger or consolidation, (ii) we effect any sale of all or substantially all of our assets, (iii) any tender offer or exchange offer is completed whereby holders of our common stock are permitted to tender or exchange their shares for other securities, cash or property, or (iv) we effect any reclassification of our common stock whereby it is effectively converted into or exchanged for other securities, cash or property. On June 15, 2006, we entered into an agreement with the accredited investors to amend the Warrant Agreement to give us the ability to repurchase the warrants, in the case of a change in control transaction, using shares of stock, securities or assets, including cash.

Under EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" (EITF 00-19"), the fair value of the warrants issued under the PIPE Transaction have been reported as a liability due to the requirement to net-cash settle the transaction. There are two reasons for this treatment: (i) there are liquidated damages, payable in cash, of 1% of the gross proceeds per month ($102,000) should we fail (subject to certain permitted circumstances) to maintain effectiveness of the registration statement in accordance with the PIPE Transaction; and (ii) the investors may put their warrants back to us for cash if a change in control transaction that meets the definition previously discussed occurs. On June 15, 2006, we reached an agreement with the investors owning these warrants to amend the terms of the investment documents, which resulted in the warrants to be reflected as equity. As a result of this accounting change, we made a final valuation of our warrant liability on June 15, 2006, which resulted in non-cash income of $406,694 for our second quarter, and the remaining warrant liability of $1,369,674 was reclassified to additional paid in capital. We are no longer required to revalue these warrants on a prospective basis.

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

GENERAL. We provide fitness and health management services and programs to corporations, governmental units, hospitals, communities and universities located in the United States and Canada. Fitness and health management services include the development, marketing and management of corporate, hospital, community and university based fitness centers, injury prevention and work-injury management consulting, on-site physical therapy and employee health management services. Programs include wellness and health programs for individual customers, including health risk assessments, biometric screenings, nutrition and weight loss programs, smoking cessation, massage therapy, back care and ergonomic injury prevention.

RESULTS OF OPERATIONS

The following table sets forth our statement of operations data as a percentage of total revenues and also sets forth other financial and operating data for the three and six months ended June 30, 2006 and 2005:

                                                Three Months Ended   Six Months Ended
                                                     June 30,            June 30,
                                                ------------------   ----------------
                                                   2006    2005        2006    2005
                                                  -----   -----       -----   -----
REVENUE                                           100.0%  100.0%      100.0%  100.0%
COSTS OF REVENUE                                   73.3    74.8        74.2    74.6
                                                  -----   -----       -----   -----
GROSS PROFIT                                       26.7    25.2        25.8    25.4
OPERATING EXPENSES
   Salaries                                        11.6    10.3        11.6    10.3
   Other selling, general and administrative       10.0     6.9         9.9     6.2
   Amortization of acquired intangible assets       0.7     1.6         0.7     1.6
                                                  -----   -----       -----   -----
      Total operating expenses                     22.3    18.8        22.2    18.1
                                                  -----   -----       -----   -----
OPERATING INCOME                                    4.4     6.4         3.6     7.3
OTHER INCOME (EXPENSE)                              2.7    (0.1)        2.8    (0.1)
                                                  -----   -----       -----   -----
EARNINGS BEFORE INCOME TAXES                        7.1     6.3         6.4     7.2
INCOME TAX EXPENSE                                  2.4     2.5         1.8     2.9
                                                  -----   -----       -----   -----
NET EARNINGS                                        4.7     3.8         4.6     4.3
   Dividend to preferred shareholders                --     0.2         0.3     0.2
                                                  -----   -----       -----   -----
NET EARNINGS APPLICABLE TO
   COMMON SHAREHOLDERS                              4.7%    3.6%        4.3%    4.1%
                                                  =====   =====       =====   =====

OTHER FINANCIAL AND OPERATING DATA:

                                      Three Months Ended           Six Months Ended
                                           June 30,                    June 30,
                                  -------------------------   -------------------------
                                      2006          2005          2006          2005
                                  -----------   -----------   -----------   -----------
Fitness Management Revenue
Staffing Services                 $ 9,969,192   $ 9,528,699   $19,692,076   $19,044,876
Program and Consulting Services       647,865       634,202     1,225,808     1,116,873
                                  -----------   -----------   -----------   -----------
                                   10,617,057    10,162,901    20,917,884    20,161,749
                                  -----------   -----------   -----------   -----------
Health Management Revenue
Staffing Services                   3,266,531     3,011,348     6,375,403     6,099,339
Program and Consulting Services     1,691,542       504,366     2,849,104       882,628
                                  -----------   -----------   -----------   -----------
                                    4,958,073     3,515,714     9,224,507     6,981,967
                                  -----------   -----------   -----------   -----------
Total Revenue
Staffing Services                  13,235,723    12,540,047    26,067,479    25,144,215
Program and Consulting Services     2,339,405     1,138,567     4,074,912     1,999,501
                                  -----------   -----------   -----------   -----------
                                  $15,575,130   $13,678,615   $30,142,391   $27,143,716
                                  -----------   -----------   -----------   -----------

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2006 AS COMPARED TO THE QUARTER ENDED JUNE 30, 2005.

REVENUE. Revenues increased $1,896,000, or 13.9%, to $15,575,000 for the three months ended June 30, 2006, from $13,679,000 for the three months ended June 30, 2005. This increase is attributable to revenue growth of $1,511,000 from new contracts and incremental business from existing contracts, in addition to revenue growth of $385,000 from HealthCalc, a company we acquired in December 2005. For the second quarter, health management revenue grew 41.0% and fitness management grew 4.5% over the same period last year.

GROSS PROFIT. Gross profit increased $709,000, or 20.6%, to $4,160,000 for the three months ended June 30, 2006, from $3,451,000 for the three months ended June 30, 2005. This increase is due primarily to our revenue growth.

As a percent of revenue, gross profit increased to 26.7%, from 25.2% for the second quarter of 2005. This increase is due primarily to the new health management business we have recently won.

OPERATING EXPENSES. Operating expenses increased $904,000, or 35.2%, to $3,473,000 for the three months ended June 30, 2006, from $2,569,000 for the three months ended June 30, 2005.

Of this increase, approximately $455,000 is attributed to salaries, operating expenses and asset depreciation related to our acquisition of HealthCalc. In addition, we incurred approximately $163,000 of stock option compensation expense in the second quarter of 2006 in connection with our adoption of SFAS 123R on January 1, 2006. The remaining cost increase of $286,000 is primarily due to additional staff we hired during 2005 to execute our health management business plan. We expect to continue incurring these costs at varying levels on a quarterly basis.

OTHER INCOME AND EXPENSE. Interest expense decreased $14,000 to $2,000 for the three months ended June 30, 2006, compared to $16,000 for the same period in 2005. This decrease is due to the repayment of our Wells Fargo credit line. Our cost of borrowed funds was 6.8% for the second quarter of 2005.

For the quarter ended June 30, 2006, we recorded a $407,000 non-cash benefit related to a change in fair value for 1,530,000 warrants we issued in connection with the sale of $10.2 million of our Series B Convertible Preferred Stock in November 2005. Refer to the section titled "Summary of Significant Accounting Policies," Valuation of Derivative Instruments, contained elsewhere in this document for further discussion of the accounting we use to value these warrants.

INCOME TAXES. Income tax expense increased $33,000 to $378,000 for the three months ended June 30, 2006 compared to $345,000 for the same period in 2005. The increase is primarily due to changes in permanent and temporary timing differences between book and tax balances for stock option expense, change in fair value of warrants, depreciation and amortization, prepaid expenses and vacation accruals.

NET EARNINGS APPLICABLE TO COMMON SHAREHOLDERS. As a result of the above, and the cessation of dividends payable to preferred shareholders, net earnings applicable to common shareholders for the three months ended June 30, 2006 increased $229,000, or 46.0%, to $727,000, from $498,000 for the three months ended June 30, 2005.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2006 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005.

REVENUE. Revenues increased $2,999,000, or 11.0%, to $30,142,000 for the six months ended June 30, 2006, from $27,144,000 for the six months ended June 30, 2005. This increase is attributable to revenue growth of $2,022,000 from new contracts and incremental business from existing contracts as discussed below, in addition to revenue growth of $977,000 from HealthCalc. For the first six months, health management revenue grew 32.1% and fitness management grew 3.8% over the same period last year..

During the first six months of 2006, we have won a number of new contracts, as well as expanded our services at existing contracts, within our Health Management and Fitness Management business areas. In Health Management, we have won twenty-six new contracts, and expanded five existing contracts, which may realize annualized incremental revenue of approximately $6.4 million. In Fitness Management, we have won seven new contracts, and expanded one existing contract, which may realize annualized incremental revenue of $2.7 million. The value of our new and expanded contracts is a forward looking statement, is based upon an estimate of the anticipated annualized incremental revenue, and should be used only as an indication of the sales activity we have recently experienced in our two business areas. These estimates should not be considered an indication of the total incremental revenue growth we expect to generate in 2006, or in any year, as actual growth may differ from these estimates due to actual staffing levels, participation rates and contract duration, in addition to other revenue we may lose due to contract termination.

GROSS PROFIT. Gross profit increased $872,000, or 12.7%, to $7,764,000 for the six months ended June 30, 2006, from $6,892,000 for the six months ended June 30, 2005. This increase is due primarily to our revenue growth.

As a percent of revenue, gross profit increased to 25.8%, from 25.4% for the six months ended June 30, 2005. This increase is due primarily to the new health management business we have recently won.

OPERATING EXPENSES. Operating expenses increased $1,784,000, or 36.3%, to $6,697,000 for the six months ended June 30, 2006, from $4,913,000 for the six months ended June 30, 2005.

Of this increase, approximately $883,000 is due to salaries, operating expenses and asset depreciation related to our acquisition of HealthCalc. In addition, we incurred approximately $238,000 of stock option compensation expense for the six months ended June 30, 2006 in connection with our adoption of SFAS 123R on January 1, 2006. The remaining cost increase of $663,000 is primarily due to additional staff we hired during 2005 to execute our health management business plan. We expect to continue incurring these costs at varying levels on a quarterly basis.

OTHER INCOME AND EXPENSE. Interest expense decreased $24,000 to $4,000 for the six months ended June 30, 2006, compared to $28,000 for the same period in 2005. This decrease is due to the repayment of our Wells Fargo credit line. Our cost of borrowed funds was 6.0% for the second quarter of 2005.

For the six months ended June 30, 2006, we recorded an $841,000 non-cash benefit related to a change in fair value for 1,530,000 warrants we issued in connection with the sale of $10.2 million of our Series B Convertible Preferred Stock in November 2005. Refer to the section titled "Summary of Significant Accounting Policies," Valuation of Derivative Instruments, contained elsewhere in this document for further discussion of the accounting we use to value these warrants.

INCOME TAXES. Income tax expense decreased $252,000 to $528,000 for the six months ended June 30, 2006, compared to $780,000 for the same period in 2005. The decrease is primarily due to the $911,000 decrease in operating income along with no tax liability associated with the $841,000 non-cash benefit related to the revaluation of our warrants.

NET EARNINGS APPLICABLE TO COMMON SHAREHOLDERS. As a result of the above changes, which were partially offset by an increase in dividends paid to preferred shareholders, net earnings applicable to common shareholders for the six months ended June 30, 2006 increased $165,000, or 14.6%, to $1,291,000, from $1,126,000 for the six months ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased $708,000 to $5,603,000 at June 30, 2006, compared to working capital of $4,895,000 at December 31, 2005. The increase in working capital is due primarily to an increase in trade and other accounts receivable and prepaid expense, and decreases in trade accounts payable, other accrued liabilities and deferred revenue. These were offset by a decrease in cash and increases to accrued salaries and accrued self funded insurance.

In addition to cash flows generated from operating activities, our other primary source of liquidity and working capital is provided by a $7,500,000 Credit Agreement with Wells Fargo Bank, N.A. (the "Wells Loan"). At our option, the Wells Loan bears interest at prime, or the one-month LIBOR plus a margin of 2.25% to 2.75% based upon our Senior Leverage Ratio (effective rate of 8.25% and 7.25% at June 30, 2006 and December 31, 2005). The availability of the Wells Loan decreases $250,000 on the last day of each calendar quarter, beginning September 30, 2003, and matures on June 30, 2008, as amended. Working capital advances from the Wells Loan are based upon a percentage of our eligible accounts receivable, less any amounts previously drawn. The facility provided maximum borrowing capacity of $4,500,000 and $5,000,000 at June 30, 2006 and December 31, 2005. Excluding current outstanding balances, and based upon eligible accounts receivable, $4,500,000 and $5,000,000 was available for borrowing on such respective dates. All borrowings are collateralized by substantially all of our assets. At June 30, 2006, we were in compliance with all of our financial covenants.

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

In accordance with the terms of the PIPE Transaction, we were required to file with the SEC, within sixty (60) days from the Effective Date, a registration statement covering the common shares issued and issuable in the PIPE Transaction. We were also required to cause the registration statement to be declared effective on or before the expiration of one hundred twenty (120) days from the Effective Date. We would have been subject to liquidated damages of one percent (1%) per month of the aggregate gross proceeds ($10,200,000), if we failed to meet these date requirements. On March 10, 2006, the SEC declared effective our registration statement and, as a result, we did not pay any liquidated damages for failure to meet the filing and effectiveness date requirements. We could nevertheless be subject to the foregoing liquidated damages if we fail (subject to certain permitted circumstances) to maintain the effectiveness of the registration statement. On June 15, 2006, we entered into an agreement with the accredited investors to amend the Registration Rights Agreement to cap the amount of liquidated damages we could pay at 9% of the aggregate purchase price paid by each accredited investor.

The warrants, which were issued together with the Series B Stock, have a term of five years, and give the investors the option to require us to repurchase the warrants for a purchase price, payable in cash within five (5) business days after such request, equal to the Black Scholes value of any unexercised warrant shares, only if, while the warrants are outstanding, any of the following change in control transactions occur: (i) we effect any merger or consolidation, (ii) we effect any sale of all or substantially all of our assets, (iii) any tender offer or exchange offer is completed whereby holders of our common stock are permitted to tender or exchange their shares for other securities, cash or property, or (iv) we effect any reclassification of our common stock whereby it is effectively converted into or exchanged for other securities, cash or property. On June 15, 2006, we entered into an agreement with the accredited investors to amend the Warrant Agreement to give us the ability to repurchase the warrants, in the case of a change in control transaction, using shares of stock, securities or assets, including cash.

Under EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" (EITF 00-19"), the fair value of the warrants issued under the PIPE Transaction have been reported as a liability due to the requirement to net-cash settle the transaction. There are two reasons for this treatment: (i) there are liquidated damages, payable in cash, of 1% of the gross proceeds per month ($102,000) should we fail to maintain effectiveness of the registration statement in accordance with the PIPE Transaction; and (ii) our investors may put their warrants back to us for cash if we initiate a change in control that meets the definition previously discussed. As a result of the agreement amendments we structured with the accredited investors on June 15, 2006, we were allowed to account for the warrants as equity. On June 15, 2006, we reached an agreement with the investors owning these warrants to amend the terms of the investment documents, which resulted in the warrants to be reflected as equity. As a result of this accounting change, we made a final valuation of our warrant liability on June 15, 2006, which resulted in non-cash income of $406,694 for our second quarter, and the remaining warrant liability of $1,369,674 was reclassified to additional paid in capital. We are no longer required to revalue these warrants on a prospective basis.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2006, we have no off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities.

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

Forward-looking statements include all statements based on future expectations and specifically include, among other things, all statements relating to increasing revenue, improving margins, growth of the market for corporate, hospital, community and university-based fitness centers, the development of new business models, our ability to expand our programs and services and the sufficiency of our liquidity and capital resources. Any statements that are not based upon historical facts, including the outcome of events that have not yet occurred and our expectations for future performance, are forward-looking statements. The words "believe," "estimate," "expect," "intend,"

"may," "could," "will," "plan," "anticipate," and similar words and expressions are intended to identify forward-looking statements. Such statements are based upon the current beliefs and expectations of our management. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to those matters identified and discussed in Part II, Item 1A of this Form 10-Q (if any), and in Item 1 of the Company's Form 10-K for the year ended December 31, 2005 under "Risk Factors/Forward-Looking Statements."

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements, tax positions taken or expected to be taken on a tax return, including the decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48, these changes will be accounted for as an adjustment to retained earnings. We are currently assessing the impact of FIN 48 on our consolidated financial position and results of operations.

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

(a) The Annual Meeting of the Company's shareholders was held on Tuesday, May 23, 2006.

(b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees, and the shareholders elected the following persons as directors of the Company to serve until the next annual meeting of shareholders:

Nominee               Number of Votes For   Number of Votes Withheld
-------               -------------------   ------------------------
James A. Bernards          12,689,457                232,619
K. James Ehlen, M.D        12,523,386                398,690
Robert J. Marzec           12,689,457                232,619
Jerry V. Noyce             12,687,957                234,119
John C. Penn               12,689,457                232,619
Mark W. Sheffert           12,690,457                231,619
Linda Hall Whitman         12,690,457                231,619
Rodney A. Young            12,689,457                232,619

(c) By a vote of 5,178,739 shares in favor, 708,831 shares opposed, 9,606 shares abstaining, and 7,024,900 shares represented by broker nonvotes, the shareholders approved an increase in the number of shares reserved under the 1995 Stock Purchase Plan from 700,000 to 1,000,000.

(d) By a vote of 4,977,012 shares in favor, 910,008 shares opposed, 10,156 shares abstaining, and 7,024,900 shares represented by broker nonvotes, the shareholders approved an increase in the number of shares reserved under the 2005 Stock Option Plan from 3,500,000 to 4,000,000.

(e) By a vote of 12,643,174 shares in favor, 267,523 shares opposed, 11,379 shares abstaining, and 0 shares represented by broker nonvotes, the shareholders ratified the selection of Grant Thornton LLP as the Company's independent auditors for the current fiscal year.

Item 5. Other Information

(a) Although not required to be contained in a report on Form 8-K, Mr. Mark W. Sheffert has replaced Mr. John C. Penn as Chairman of the Board effective May 9, 2006.

Item 6. Exhibits

(a) Exhibits - See Exhibit Index on page following signatures

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2006                  HEALTH FITNESS CORPORATION


                                        By /s/ Jerry V. Noyce
                                           -------------------------------------
                                           Jerry V. Noyce
                                           Chief Executive Officer
                                           (Principal Executive Officer)


                                        By /s/ Wesley W. Winnekins
                                           -------------------------------------
                                           Wesley W. Winnekins
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)

                                  EXHIBIT INDEX
                           HEALTH FITNESS CORPORATION
                                    FORM 10-Q

Exhibit No.   Description
-----------   -----------
**11.0        Statement re: Computation of Earnings per Share

**10.1        Fourth Amendment to Credit Agreement, dated June 6, 2006, Between
              Wells Fargo Bank, N.A. and Health Fitness Corporation

**10.2        Form of Amendment No.1 to Warrant Agreement Between Certain
              Accredited Investors and Health Fitness Corporation

**10.3        Form of Amendment No. 1 to Registration Rights Agreement Between
              Certain Accredited Investors and Health Fitness Corporation

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