Form 10-Q
period 2006-09-30
Health Fitness Corp /MN/
filed 2006-11-14
CIK 886432

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

The number of shares outstanding of the registrant's common stock as of November 10, 2006 was: Common Stock, $0.01 par value, 19,001,771 shares

================================================================================

                           HEALTH FITNESS CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS
                                TABLE OF CONTENTS

                                                                               PAGE
PART I. FINANCIAL INFORMATION

    Item 1.    Consolidated Financial Statements (unaudited)

               Consolidated Balance Sheets as of September 30, 2006 and
                 December 31, 2005                                               3

               Consolidated Statements of Earnings for the three and nine
                 months ended September 30, 2006 and 2005                        4

               Consolidated Statements of Cash Flows for the nine
                 months ended September 30, 2006 and 2005                        5

               Notes to Consolidated Financial Statements                        6

    Item 2.    Management's Discussion and Analysis of Financial Condition       12
                 and Results of Operations

    Item 3.    Quantitative and Qualitative Disclosures About Market Risk        19

    Item 4.    Controls and Procedures                                           19

PART II. OTHER INFORMATION                                                       20

    Item 1.    Legal Proceedings                                                 20

    Item 1A.   Risk Factors                                                      20

    Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds       20

    Item 3.    Defaults Upon Senior Securities                                   20

    Item 4.    Submission of Matters to a Vote of Security Holders               20

    Item 5.    Other Information                                                 20

    Item 6.    Exhibits                                                          20

    Signatures                                                                   21

    Exhibit Index                                                                22

HEALTH FITNESS CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                      September 30,      December 31,
                                                                                          2006              2005
                                                                                      --------------     -------------
ASSETS

CURRENT ASSETS
    Cash .......................................................................      $      713,043     $   1,471,505
    Trade and other accounts receivable, less allowances of $180,000 and
       $200,700 ................................................................          10,840,104         8,839,046
    Prepaid expenses and other .................................................           1,026,142           509,273
    Deferred tax assets ........................................................             347,700           337,800
                                                                                      --------------     -------------
           Total current assets ................................................          12,926,989        11,157,624

PROPERTY AND EQUIPMENT, net ....................................................             537,521           347,820

OTHER ASSETS
    Goodwill ...................................................................          13,020,290        12,919,689
    Software, less accumulated amortization of $265,500 and $0 .................           1,774,061         1,762,000
    Customer contracts, less accumulated amortization of $1,796,100 and
       $1,626,100 ..............................................................              18,890           188,889
    Trademark, less accumulated amortization of $221,500 and $147,000 ..........             271,620           346,057
    Other intangible assets, less accumulated amortization of $149,300 and
       $88,000 .................................................................             379,774           441,086
    Deferred tax assets ........................................................             394,760           374,500
    Other ......................................................................              29,604            47,105
                                                                                      --------------     -------------
                                                                                      $   29,353,509     $  27,584,770
                                                                                      ==============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Trade accounts payable .....................................................      $      874,562     $     687,125
    Accrued salaries, wages, and payroll taxes .................................           2,144,943         2,693,927
    Other accrued liabilities ..................................................           1,009,626           763,115
    Accrued self funded insurance ..............................................             344,288           250,000
    Deferred revenue ...........................................................           1,681,077         1,868,446
                                                                                      --------------     -------------
           Total current liabilities ...........................................           6,054,496         6,262,613

LONG-TERM OBLIGATIONS ..........................................................                  --                --

COMMITMENTS AND CONTINGENCIES ..................................................                  --                --

WARRANT OBLIGATION .............................................................                  --         2,210,889

PREFERRED STOCK, $0.01 par value, 10,000,000 shares authorized, 0 and 1,000
    shares issued and outstanding ..............................................                  --         8,623,546

STOCKHOLDERS' EQUITY
    Common stock, $0.01 par value; 50,000,000 shares authorized;
       19,001,771 and 13,787,349 shares issued and outstanding .................             190,017           137,874
    Additional paid-in capital .................................................          25,921,323        15,625,425
    Accumulated comprehensive income ...........................................                 (85)            1,245
    Accumulated deficit ........................................................          (2,812,242)       (5,276,822)
                                                                                      --------------     -------------
                                                                                          23,299,013        10,487,722
                                                                                      --------------     -------------
                                                                                      $   29,353,509     $  27,584,770
                                                                                      ==============     =============

See notes to consolidated financial statements.

HEALTH FITNESS CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

                                                            Three Months Ended            Nine Months Ended
                                                              September 30,                   September 30,
                                                      ----------------------------    ----------------------------
                                                          2006            2005            2006            2005
                                                      ------------    ------------    ------------    ------------
REVENUE ..........................................    $ 16,340,380    $ 13,464,278    $ 46,482,771    $ 40,607,994

COSTS OF REVENUE .................................      11,061,752       9,965,464      33,439,649      30,216,762
                                                      ------------    ------------    ------------    ------------

GROSS PROFIT .....................................       5,278,628       3,498,814      13,043,122      10,391,232

OPERATING EXPENSES
    Salaries .....................................       2,045,284       1,449,297       6,187,653       4,243,782
    Other selling, general and
       administrative ............................       1,133,118         945,540       3,471,455       2,625,037
    Amortization of acquired
       intangible assets .........................          96,986         220,095         313,058         659,432
                                                      ------------    ------------    ------------    ------------
           Total operating expenses ..............       3,275,388       2,614,932       9,972,166       7,528,251
                                                      ------------    ------------    ------------    ------------

OPERATING INCOME .................................       2,003,240         883,882       3,070,956       2,862,981

OTHER INCOME (EXPENSE)
    Interest expense .............................          (1,681)          4,035          (5,831)        (24,214)
    Change in fair value of warrants .............              --              --         841,215              --
    Other, net ...................................          (2,529)         (2,404)          7,532          (4,394)
                                                      ------------    ------------    ------------    ------------
EARNINGS BEFORE INCOME TAXES .....................       1,999,030         885,513       3,913,872       2,834,373

INCOME TAX EXPENSE ...............................         825,189         354,206       1,352,884       1,133,749
                                                      ------------    ------------    ------------    ------------

NET EARNINGS .....................................       1,173,841         531,307       2,560,988       1,700,624

    Dividend to preferred shareholders............              --          24,819          96,410          68,019

                                                      ------------    ------------    ------------    ------------

NET EARNINGS APPLICABLE TO COMMON SHAREHOLDERS....    $  1,173,841    $    506,488    $  2,464,578    $  1,632,605

                                                      ============    ============    ============    ============
NET EARNINGS PER SHARE:
    Basic ........................................    $       0.06    $       0.04    $       0.14    $       0.13
    Diluted ......................................    $       0.06    $       0.03    $       0.09    $       0.10

WEIGHTED AVERAGE COMMON SHARES:
    Basic ........................................      18,963,948      12,836,971      17,665,550      12,704,035
    Diluted ......................................      19,550,662      16,662,753      19,680,363      16,633,799

See notes to consolidated financial statements.

HEALTH FITNESS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                ---------------------------
                                                                                   2006            2005
                                                                                -----------    ------------
CASH FLOWS  FROM OPERATING  ACTIVITIES:
   Net earnings .............................................................   $ 2,464,578    $  1,700,624
   Adjustments to reconcile net earnings to net cash provided by operating activities:

       Depreciation .........................................................       383,102          63,786
       Amortization .........................................................       305,747         653,350
       Warrant valuation ....................................................      (841,215)             --
       Compensation for stock options .......................................       341,553              --
       Deferred taxes .......................................................       (30,160)      1,046,400
       Loss on disposal of assets ...........................................           158              --
       Changes in operating assets and liabilities, net of assets acquired:
         Trade and other accounts receivable ................................    (2,001,058)       (280,907)
         Prepaid expenses and other .........................................      (516,869)       (626,622)
         Other assets .......................................................        17,501          31,062
         Trade accounts payable .............................................       187,437         (36,728)
         Accrued liabilities and other ......................................      (209,515)     (1,041,812)
         Deferred revenue ...................................................      (187,369)       (162,958)
                                                                                -----------    ------------
                Net cash provided by (used in) operating activities .........       (86,268)      1,346,195
                                                                                -----------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment ......................................      (584,863)       (104,059)
   Other ....................................................................      (100,599)         (7,084)
                                                                                -----------    ------------
                Net cash used in investing activities .......................      (685,462)       (111,143)
                                                                                -----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under note payable ............................................            --      13,837,389
   Repayments of note payable ...............................................            --     (15,450,148)
   Costs from issuance of preferred stock ...................................      (161,725)             --
   Proceeds from issuance of common stock ...................................       171,287         163,008
   Proceeds from the exercise of stock options ..............................         3,706          11,428
                                                                                -----------    ------------
                Net cash provided by (used in) financing activities .........        13,268      (1,438,323)
                                                                                -----------    ------------

NET DECREASE IN CASH ........................................................      (758,462)       (203,271)

CASH AT BEGINNING OF PERIOD .................................................     1,471,505         241,302
                                                                                -----------    ------------

CASH AT END OF PERIOD .......................................................   $   713,043    $     38,031
                                                                                ===========    ============

Supplemental cash flow information:

            Cash paid for interest ..........................................   $       788    $     30,297
            Cash paid for taxes .............................................       521,640         403,651

Noncash financing activities affecting cash flow:

            Conversion of warrant liability to additional paid in capital...      1,369,374              --

            Dividend to preferred shareholders .............................             --          68,019

See notes to consolidated financial statements.

                           HEALTH FITNESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Financial information as of December 31, 2005 has been derived from our audited consolidated financial statements. In accordance with the rules and regulations of the United States Securities and Exchange Commission, the Company has omitted footnote disclosures that would substantially duplicate the disclosures contained in the audited financial statements of the Company. The unaudited consolidated financial statements should be read together with the financial statements for the year ended December 31, 2005, and footnotes thereto included in the Company's Form 10-K as filed with the United States Securities and Exchange Commission on March 30, 2006.

In the opinion of management, the interim consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the results for interim periods presented. These financial statements include some amounts that are based on management's best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimate is included in the determination of earnings in the period in which the change in estimate is identified. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the operating results that may be expected for the year ended December 31, 2006.

Certain 2006 operating expenses have been reclassified to conform with the presentation of amounts in our Statement of Earnings for the quarter and nine months ended September 30, 2006. These reclassifications had no effect on revenue, net earnings, earnings per share or shareholders' equity as previously reported.

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

Cash - We maintain cash balances at several financial institutions, and at times, such balances exceed insured limits. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash. At September 30, 2006 and December 31, 2005, we had cash of approximately $8,800 and $24,000 (U.S. Dollars) in a Canadian bank account.

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

Intangible Assets - Our intangible assets include customer contracts, trademarks and tradenames, software and other intangible assets, all of which are amortized on a straight-line basis. Customer contracts represent the fair value assigned to acquired management contracts, which are amortized over the remaining life of the contracts. Trademark and tradenames represent the value assigned to acquired trademarks and tradenames, and are amortized over a period of five years. Software represents the value assigned to an acquired web-based software program and is amortized over a period of five years. Other intangible assets include the value assigned to acquired customer lists, which is amortized over a period of six years, as well as deferred financing costs, which are amortized over the term of the related credit agreement.

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

Valuation of Derivative Instruments - In accordance with the interpretive guidance in EITF Issue No. 05-4, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", we value warrants we issued in November 2005 in our financing transaction as a derivative liability. We must make certain periodic assumptions and estimates to value the derivative liability. Factors affecting the amount of this liability include changes in our stock price, the computed volatility of our stock price and other assumptions. The change in value is reflected in our statements of operations as non-cash income or expense, and the changes in the carrying value of derivatives can have a material impact on our financial statements. For the quarter and nine months ended September 30, 2006, we recognized non-cash income of $0 and $841,215, respectively, upon revaluation of certain warrants that are subject to this accounting treatment. The derivative liability associated with these warrants is reflected on our balance sheet as of December 31, 2005 as a long-term liability.

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

Comprehensive Income - Comprehensive income represents net earnings adjusted for foreign currency translation adjustments. Total comprehensive income was $2,559,658 and $1,704,882 for the nine months ended September 30, 2006 and 2005.

Net Earnings Per Share - Basic net earnings per share is computed by dividing net earnings applicable to common shareholders by the number of weighted average common shares outstanding. For the three and nine months ended September 30, 2006, diluted net earnings per share is computed by dividing net earnings applicable to common shareholders, plus dividends to preferred shareholders (net earnings), less the non-cash benefit related to a change in fair value of warrants by the number of weighted average common shares outstanding, and common share equivalents relating to stock options, stock warrants, and stock warrants accounted for as a liability, if dilutive. For the three and nine months ended September 30, 2005, diluted net earnings per share is computed by dividing net earnings applicable to common shareholders, plus dividends to preferred shareholders (net earnings) by the number of weighted average common shares outstanding, and common share equivalents relating to stock options and stock warrants, if dilutive. Refer to Exhibit 11.0 attached hereto for a detail computation of earnings per share.

Common stock options and warrants to purchase 2,807,156 and 584,163 shares of common stock were excluded from the calculation for the three months ended September 30, 2006 and 2005, and 2,425,806 and 481,298 were excluded from the calculation for the nine months ended September 30, 2006 and 2005 because their exercise price exceeded the average trading price of the Company's common stock during each of the periods.

Stock-based Compensation - We maintain a stock option plan for the benefit of certain eligible employees and directors of the Company. We have authorized 4,000,000 shares for grant under our 2005 Stock Option Plan, and a total of 1,260,400 shares of common stock are reserved for additional grants of options at September 30, 2006. Our stock options generally vest ratably over four years of service and have a contractual life of 6 years.

During the quarter ended September 30, 2006, we recorded compensation expense of $32,000 for 20,000 shares of common stock that was granted to a newly appointed member of our board of directors. Such grant was in accordance with our director compensation plan.

Commencing January 1, 2006, we adopted Statement of Financial Accounting Standard No. 123R, "Share Based Payment" ("SFAS 123R"), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values over the requisite service period. The compensation cost we record for these awards will be based on their grant date fair value as calculated for the proforma disclosures required by Statement 123. We recorded $71,150 and $309,553 of stock option compensation expense, included in salaries within our operating expenses section, for the three and nine months ended September 30, 2006. We also recorded a deferred tax benefit of $28,460 and $123,822 for the three and nine months ended September 30, 2006 in connection with recording this non-cash expense. This deferred tax benefit will be adjusted based upon the actual tax benefit realized from the exercise of the underlying stock options. The compensation expense reduced diluted earnings per share by less than $0.01 for the three months ended September 30, 2006, and by approximately $0.02 for the nine months ended September 30, 2006.

As of September 30, 2006, approximately $726,000 of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.77 years.

Prior to adopting SFAS 123R, we accounted for stock-based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." We have applied the modified prospective method in adopting SFAS 123R. Accordingly, periods prior to adoption have not been restated.

The following table summarizes information about stock options at September 30, 2006:

                                        Options Outstanding                        Options Exercisable
                        ---------------------------------------------------      -------------------------
                                           Weighted Average       Weighted                       Weighted
                                               Remaining           Average                        Average
    Range of               Number          Contractual Life       Exercise         Number        Exercise
 Exercise Prices         Outstanding          In Years              Price        Exercisable       Price
 ---------------        -------------   ----------------------    ---------      -----------     ---------
$0.30 - $0.39              405,400               1.26               $0.33           364,675        $0.33
  0.47 - 0.69              596,650               1.95                0.56           596,650         0.56
  0.95 - 1.25              279,000               4.15                1.17           162,000         1.15
  1.26 - 2.27              459,350               4.35                1.86           342,550         1.81
  2.28 - 3.00              813,375               4.13                2.74           369,500         2.79
                         ---------                                                ---------
                         2,553,775               3.21               $1.52         1,835,375        $1.25
                         =========                                                =========

We use the Black-Scholes option pricing model to determine the weighted average fair value of options. The weighted average fair value of options granted during the three month periods ended September 30, 2006 and 2005 were $0.73 and $0.87, respectively. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

                                                          Three Months Ended
                                                             September 30,
                                                        ---------------------
                                                        2006             2005
                                                        ----             ----
Risk-free interest rate ...........................     4.57%            3.45%
Expected volatility ...............................     54.8%            61.0%
Expected life (in years) ..........................     3.78             2.71
Dividend yield ....................................       --               --

Option transactions under the 2005 Stock Option Plan during the third quarter ended September 30, 2006 are summarized as follows:

                                                         Weighted                 Weighted
                                                          Average    Aggregate     Average
                                                         Exercise    Intrinsic    Remaining
                                            Options        Price       Value        Term
                                           ---------    ---------    ----------   ---------
Outstanding at June 30, 2006 ..........    2,607,825    $    1.55
Granted ...............................       40,000    $    1.60
Exercised .............................           --           --
Canceled/Forfeited ....................      (94,050)        2.45
                                           ---------    ---------    ----------   ---------
Outstanding at September 30, 2006 .....    2,553,775    $    1.52    $1,237,446     2.99
Exercisable at September 30, 2006 .....    1,835,375    $    1.25    $1,142,423     2.40

Option transactions under the 2005 Stock Option Plan during the nine months ended September 30, 2006 are summarized as follows:

                                                      Weighted                   Weighted
                                                       Average     Aggregate      Average
                                                      Exercise     Intrinsic     Remaining
                                          Options      Price         Value         Term
                                         ---------    --------    -----------    ---------
Outstanding at December 31, 2005 ....    2,157,425    $   1.34
Granted .............................      495,500    $   2.44
Exercised ...........................       (3,850)   $   0.96
Canceled/Forfeited ..................      (95,300)   $   2.43
                                         ---------    --------    -----------    ---------
Outstanding at September 30, 2006 ...    2,553,775    $   1.52    $ 1,237,446      2.99
Exercisable at September 30, 2006 ...    1,835,375    $   1.25    $ 1,142,423      2.40

The were no options exercised during the quarter ended September 30, 2006. The total number of options that vested during the quarter ended September 30, 2006 was 17,500 with a fair value of $9,725.

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

RESULTS OF OPERATIONS

The following table sets forth our statement of operations data as a percentage of total revenues and also sets forth other financial and operating data for the three and nine months ended September 30, 2006 and 2005:

                                                        Three Months Ended  Nine Months Ended
                                                           September 30,     September 30,
                                                        ------------------  -----------------
                                                          2006      2005     2006     2005
                                                         -----     -----    -----    -----
REVENUE............................................      100.0%    100.0%   100.0%   100.0%

COSTS OF REVENUE...................................       67.7      74.0     71.9     74.4
                                                         -----     -----    -----    -----

GROSS PROFIT.......................................       32.3      26.0     28.1     25.6
                                                         -----     -----    -----    -----

OPERATING EXPENSES
    Salaries ......................................       12.5      10.8     13.3     10.4
    Other selling, general and administrative......        6.9       7.0      7.5      6.5
    Amortization of acquired intangible assets.....        0.6       1.6      0.7      1.6
                                                         -----     -----    -----    -----
           Total operating expenses ...............       20.0      19.4     21.5     18.5
                                                         -----     -----    -----    -----

OPERATING INCOME ..................................       12.3       6.6      6.6      7.1

OTHER INCOME (EXPENSE) ............................         --        --      1.8     (0.1)
                                                         -----     -----    -----    -----
EARNINGS BEFORE INCOME TAXES ......................       12.3       6.6      8.4      7.0

INCOME TAX EXPENSE ................................        5.1       2.6      2.9      2.8
                                                         -----     -----    -----    -----

NET EARNINGS ......................................        7.2       4.0      5.5      4.2

    Dividend to preferred shareholders ............         --       0.2      0.2      0.2
                                                         -----     -----    -----    -----

NET EARNINGS APPLICABLE TO
    COMMON SHAREHOLDERS ...........................        7.2%      3.8%     5.3%     4.0%
                                                         =====     =====    =====    =====

OTHER FINANCIAL AND OPERATING DATA:               Three Months Ended          Nine Months Ended
                                                     September 30,               September 30,
                                               -------------------------   -------------------------
                                                  2006          2005          2006           2005
                                               -----------   -----------   -----------   -----------
Fitness Management Revenue
Staffing Services.........................     $10,089,452   $ 9,446,042   $29,781,528   $28,490,918
Program and Consulting Services...........         571,746       495,537     1,797,554     1,612,410
                                               -----------   -----------   -----------   -----------
                                                10,661,198     9,941,579    31,579,082    30,103,328
                                               -----------   -----------   -----------   -----------

Health Management Revenue
Staffing Services.........................       3,692,693     3,040,491    10,068,096     9,139,830
Program and Consulting Services...........       1,986,489       482,208     4,835,593     1,364,835
                                               -----------   -----------   -----------   -----------
                                                 5,679,182     3,522,699    14,903,689    10,504,665
                                               -----------   -----------   -----------   -----------

Total Revenue
Staffing Services.........................      13,782,145    12,486,533    39,849,624    37,630,748
Program and Consulting Services...........       2,558,235       977,745     6,633,147     2,977,245
                                               -----------   -----------   -----------   -----------
                                               $16,340,380   $13,464,278   $46,482,771   $40,607,993
                                               -----------   -----------   -----------   -----------

The following tables set forth certain reclassifications we made to operating expenses for our first and second quarters ending March 31 and June 30, 2006, to conform with the operating expense presentation for our three and nine months ended September 30, 2006. Specifically, we made reclassifications for salaries related to the employees of HealthCalc, a company we acquired in December 2005, from other selling, general and administrative expenses to salaries expense for the quarters ending March 31 and June 30, 2006. These reclassifications had no effect on revenue, net earnings, earnings per share or shareholders' equity as previously reported.

                                                           For the Three Months Ended
                                                 -----------------------------------------------------
                                                  March 31,     March 31,     June 30,       June 30,
                                                    2006          2006         2006            2006
                                                 -----------  ------------  -----------   ------------
OPERATING EXPENSES                               As Reported  Reclassified  As Reported   Reclassified
                                                 -----------  ------------  -----------   ------------
Salaries ......................................  $1,678,834    $1,995,899   $1,805,533     $2,146,470
Other selling, general and administrative......   1,436,241     1,119,176    1,560,098      1,219,161
Amortization of acquired intangible assets.....     108,462       108,462      107,610        107,610
                                                  ---------     ---------    ---------      ---------
   Total operating expenses ...................  $3,223,537    $3,223,537   $3,473,241     $3,473,241
                                                  ---------     ---------    ---------      ---------

                                                 For the Six Months Ended
                                                 -------------------------
                                                  June 30,       June 30,
                                                    2006          2006
                                                 -----------  ------------
OPERATING EXPENSES                               As Reported  Reclassified
                                                 -----------  ------------
Salaries .....................................   $3,484,367    $4,142,369
Other selling, general and administrative.....    2,996,339     2,338,337
Amortization of acquired intangible assets....      216,072       216,072
                                                  ---------     ---------
   Total operating expenses ..................   $6,696,778    $6,696,778
                                                  ---------     ---------

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2006 AS COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2005.

REVENUE. Revenues increased $2,876,000, or 21.4%, to $16,340,000 for the three months ended September 30, 2006, from $13,464,000 for the three months ended September 30, 2005. This increase is attributable to revenue growth of $2,363,000 from new contracts and incremental business from existing contracts, in addition to revenue growth of $513,000 from HealthCalc, a company we acquired in December 2005. For the third quarter, health management revenue grew 61.2% and fitness management grew 7.2% over the same period last year.

During the third quarter of 2006, we won two new contracts within our Health Management business, which may realize annualized incremental revenue of approximately $960,000. Within our Fitness Management business, we won three new contracts, which may realize annualized incremental revenue of approximately $455,000. The value of our new and expanded contracts is a forward looking statement, is based upon an estimate of the anticipated annualized incremental revenue, and should be used only as an indication of the sales activity we have experienced in our two business areas. These estimates should not be considered an indication of the total incremental revenue growth we expect to generate in 2006, or in any year, as actual growth may differ from these estimates due to actual staffing levels, participation rates and contract duration, in addition to other revenue we may lose due to contract termination.

GROSS PROFIT. Gross profit increased $1,780,000, or 50.8%, to $5,279,000 for the three months ended September 30, 2006, from $3,499,000 for the three months ended September 30, 2005. This increase is due primarily to the revenue growth within our Health Management business area. Gross profit for the three months ended September 30, 2006 and 2005 also includes a refund of $313,000 and $225,000, respectively, for workers compensation premiums we paid for our 2005 and 2004 plan years.

As a percent of revenue, gross profit increased to 32.3%, from 26.0% for the third quarter of 2005. This increase is due primarily to the new health management business we have recently won. Excluding the effect of the workers compensation premium refunds noted above, gross profit as a percent of revenue would be 30.4% for the third quarter of 2006, compared to 24.3% for the third quarter of 2005.

OPERATING EXPENSES. Operating expenses increased $660,000, or 25.2%, to $3,275,000 for the three months ended September 30, 2006, from $2,615,000 for the three months ended September 30, 2005.

Of this increase, approximately $395,000 is attributed to salaries, operating expenses and asset depreciation related to our acquisition of HealthCalc. In addition, we incurred approximately $103,000 of expense in the third quarter of 2006, including $32,000 of expense related to a grant of stock to a new director, and $71,000 of stock option compensation expense in connection with our adoption of SFAS 123R on January 1, 2006. The remaining cost increase of $162,000 is primarily due to additional staff we hired since late 2005 to execute our health management business plan. We expect to continue incurring these costs at varying levels on a quarterly basis. These expense increases were partially offset by a decrease in amortization expense related to a prior acquisition.

OTHER INCOME AND EXPENSE. We had interest expense of $2,000 for the third quarter of 2006, compared to interest income $4,000 for the third quarter of 2005. The cost of borrowed funds for both periods was inconsequential.

INCOME TAXES. Income tax expense increased $471,000 to $825,000 for the three months ended September 30, 2006, compared to $354,000 for the same period in 2005. The increase is primarily due to a 125.7% increase in earnings before income taxes, adjusted for changes in permanent and temporary timing differences between book and tax balances for stock option expense, change in fair value of warrants, depreciation and amortization, prepaid expenses and vacation accruals.

NET EARNINGS APPLICABLE TO COMMON SHAREHOLDERS. As a result of the above, and the cessation of dividends payable to preferred shareholders, net earnings applicable to common shareholders for the three months ended September 30, 2006 increased $668,000, or 132.0%, to $1,174,000, from $506,000 for the three months ended September 30, 2005.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005.

REVENUE. Revenues increased $5,875,000, or 14.5%, to $46,483,000 for the nine months ended September 30, 2006, from $40,608,000 for the nine months ended September 30, 2005. This increase is attributable to revenue growth of $4,385,000 from new contracts and incremental business from existing contracts, in addition to revenue growth of $1,489,000 from HealthCalc. For the first nine months, health management revenue grew 41.9% and fitness management grew 4.9% over the same period last year.

During the first nine months of 2006, we have won twenty-eight new contracts, and expanded five existing contracts in our Health Management business area, which may realize annualized incremental revenue of approximately $7.4 million. In Fitness Management, we have won ten new contracts, and expanded one existing contract, which may realize annualized incremental revenue of $3.2 million. The combined total for new, annualized revenue will be offset by a potential annualized revenue loss of $1.2 million from contract cancellations through our first nine months ended September 30, 2006. The value of our new and expanded contracts is a forward looking statement, is based upon an estimate of the anticipated annualized incremental revenue, and should be used only as an indication of the sales activity we have recently experienced in our two business areas. These estimates should not be considered an indication of the total incremental revenue growth we expect to generate in 2006, or in any year, as actual growth may differ from these estimates due to actual staffing levels, participation rates and contract duration, in addition to other revenue we may lose due to contract termination.

GROSS PROFIT. Gross profit increased $2,652,000, or 25.5%, to $13,043,000 for the nine months ended September 30, 2006, from $10,391,000 for the nine months ended September 30, 2005. This increase is due primarily to our revenue growth within our Health Management business area. Gross profit for the nine months ended September 30, 2006 and 2005 also includes a refund of $313,000 and $225,000, respectively, for workers compensation premiums we paid for our 2005 and 2004 plan years.

As a percent of revenue, gross profit increased to 28.1%, from 25.6% for the nine months ended September 30, 2005. This increase is due primarily to the new health management business we have recently won. Excluding the effect of the workers compensation premium refunds noted above, gross profit as a percent of revenue would be 27.4% for the first nine months of 2006, compared to 25.0% for the first nine months of 2005.

OPERATING EXPENSES. Operating expenses increased $2,444,000, or 32.5%, to $9,972,000 for the nine months ended September 30, 2006, from $7,528,000 for the nine months ended September 30, 2005.

Of this increase, approximately $1,278,000 is due to salaries, operating expenses and asset depreciation related to our acquisition of HealthCalc. In addition, we incurred approximately $342,000 of expense in the third quarter of 2006, including $32,000 of expense related to a grant of stock to a new director, and $310,000 of stock option compensation expense in connection with our adoption of SFAS 123R on January 1, 2006. The remaining cost increase of $824,000 is primarily due to additional staff we hired during 2005 and 2006 to execute our health management business plan. We expect to continue incurring these costs at varying levels on a quarterly basis. These expense increases were partially offset by a decrease in amortization expense related to a prior acquisition.

OTHER INCOME AND EXPENSE. Interest expense decreased $18,000 to $6,000 for the nine months ended September 30, 2006, compared to $24,000 for the same period in 2005. This decrease is due to the repayment of our Wells

Fargo credit line.

For the nine months ended September 30, 2006, we recorded an $841,000 non-cash benefit related to a change in fair value for 1,530,000 warrants we issued in connection with the sale of $10.2 million of our Series B Convertible Preferred Stock in November 2005. Refer to the section titled "Summary of Significant Accounting Policies," Valuation of Derivative Instruments, contained elsewhere in this document for further discussion of the accounting we used to value these warrants.

INCOME TAXES. Income tax expense increased $219,000 to $1,353,000 for the nine months ended September 30, 2006, compared to $1,134,000 for the same period in 2005. The increase is due primarily to the growth of our operating income.

NET EARNINGS APPLICABLE TO COMMON SHAREHOLDERS. As a result of the above changes, which were partially offset by an increase in dividends paid to preferred shareholders, net earnings applicable to common shareholders for the nine months ended September 30, 2006 increased $832,000, or 51.0%, to $2,465,000, from $1,633,000 for the nine months ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased $1,977,000 to $6,872,000 at September 30, 2006, compared to working capital of $4,895,000 at December 31, 2005. The increase in working capital is due primarily to an increase in trade and other accounts receivable and prepaid expense, and decreases in trade accounts payable, other accrued liabilities and deferred revenue. These were offset by a decrease in cash and increases to accrued salaries and accrued self funded insurance.

In addition to cash flows generated from operating activities, our other primary source of liquidity and working capital is provided by a $7,500,000 Credit Agreement with Wells Fargo Bank, N.A. (the "Wells Loan"). At our option, the Wells Loan bears interest at prime, or the one-month LIBOR plus a margin of 2.25% to 2.75% based upon our Senior Leverage Ratio (effective rate of 8.25% and 7.25% at September 30, 2006 and December 31, 2005). The availability of the Wells Loan decreases $250,000 on the last day of each calendar quarter, beginning September 30, 2003, and matures on September 30, 2008, as amended. Working capital advances from the Wells Loan are based upon a percentage of our eligible accounts receivable, less any amounts previously drawn. The facility provided maximum borrowing capacity of $4,250,000 and $5,000,000 at September 30, 2006 and December 31, 2005, which was available for borrowing on such respective dates. All borrowings are collateralized by substantially all of our assets. At September 30, 2006, we were in compliance with all of our financial covenants.

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

Under EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" (EITF 00-19"), the fair value of the warrants issued under the PIPE Transaction have been reported as a liability due to the requirement to net-cash settle the transaction. There are two reasons for this treatment: (i) there are liquidated damages, payable in cash, of 1% of the gross proceeds per month ($102,000) should we fail to maintain effectiveness of the registration statement in accordance with the PIPE Transaction; and (ii) our investors may put their warrants back to us for cash if we initiate a change in control that meets the definition previously discussed. As a result of the agreement amendments we structured with the accredited investors on September 15, 2006, we were allowed to account for the warrants as equity. On June 15, 2006, we reached an agreement with the investors owning these warrants to amend the terms of the investment documents, which resulted in the warrants to be reflected as equity. As a result of this accounting change, we made a final valuation of our warrant liability on June 15, 2006, which resulted in non-cash income of $406,694 for our second quarter, and the remaining warrant liability of $1,369,674 was reclassified to additional paid in capital. We are no longer required to revalue these warrants on a prospective basis.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2006, we have no off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 06-3, "How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement" ("EITF 06-3"). EITF 06-3 requires a company to disclose its accounting policy (i.e. gross vs. net basis) relating to the presentation of taxes within the scope of EITF 06-3. Furthermore, for taxes reported on a gross basis, an enterprise should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented. The guidance is effective for all periods beginning after December 15, 2006. We are currently in the process of assessing the impact the adoption of EITF 06-3 will have on our financial position and results of operation.

In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109." FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements, tax positions taken or expected to be taken on a tax return, including the decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48, these changes will be accounted for as an adjustment to retained earnings. We are currently assessing the impact of FIN 48 on our consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS 157, "Fair Value Measurements." SFAS 157 does not address "what" to measure at fair value; instead, it addresses "how" to measure fair value. SFAS 157 applies (with limited exceptions) to existing standards that require assets or liabilities to be measured at fair value. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data and requires new disclosures for assets and liabilities measured at fair value based on their level in the hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 157.

In September 2006, the FASB issued SFAS 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of SFAS No. 87, 88, 106 and 132R." SFAS 158 requires an employer to (i) recognize in its statement of financial position an asset for a plan's over funded status or a liability for a plan's under funded status; (ii) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and (iii) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We do not believe that the adoption of SFAS 158 on January 1, 2007 will have a material effect on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB 108"), which becomes effective beginning on January 1, 2007. SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires an entity to evaluate the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on current year financial statements. If a misstatement is material to the current year financial statements, the prior year financial statements should also be corrected, even though such revision was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction should be made in the current period filings. We are currently evaluating the impact of adopting SAB 108.

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

Dated: November 14, 2006         HEALTH FITNESS CORPORATION

                                 By /s/ Jerry V. Noyce
                                    ------------------------------------------
                                    Jerry V. Noyce
                                    Chief Executive Officer
                                    (Principal Executive Officer)

                                 By /s/ Wesley W. Winnekins
                                    ------------------------------------------
                                    Wesley W. Winnekins
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX
                           HEALTH FITNESS CORPORATION
                                    FORM 10-Q

Exhibit No.    Description
-----------    --------------------------------------------------------------
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