Form 10-K
period 2006-12-31
Health Fitness Corp /MN/
filed 2007-03-30
CIK 886432

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
Commission File No. 000-25064

HEALTH FITNESS CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota (State or Other Jurisdiction of Incorporation or Organization)	No. 41-1580506 (IRS Employer Identification No.)
3600 American Boulevard West, Bloomington, Minnesota 55431
(Address of Principal Executive Offices)
(952) 831-6830
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Note: Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of our common stock held by non-affiliates as of June 30, 2006 was approximately $23,200,000 (based on the closing sale price of $1.80 per share as reported on the OTC Bulletin Board).
The number of shares outstanding of the registrant’s common stock as of March 26, 2007 was: Common Stock, $0.01 par value, 19,358,150 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant’s 2007 Annual Meeting of Shareholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report.

		Page No.
	PART I
Item 1.	Business	3
Item 1A.	Risk Factors	10
Item 1B.	Unresolved Staff Comments	14
Item 2.	Properties	14
Item 3.	Legal Proceedings	14
Item 4.	Submission of Matters to a Vote of Security Holders	14
	Executive Officers of the Registrant	14

	PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	17
Item 6.	Selected Financial Data	19
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 8.	Financial Statements and Supplementary Data	29
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	53
Item 9A.	Controls and Procedures	53
Item 9B.	Other Information	53

	PART III
Item 10.	Directors, Executive Officers and Corporate Governance	53
Item 11.	Executive Compensation	53
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	53
Item 13.	Certain Relationships and Related Transactions, and Director Independence	54
Item 14.	Principal Accounting Fees and Services	54

	PART IV
Item 15.	Exhibits, Financial Statement Schedules	54
Amendment to Employment Agreement - Winnekins
Amendment to Employment Agreement - Crawford
Amendment to Employment Agreement - Gagne
Amendment to Employment Agreement - Seethaler
Amendment to Employment Agreement - Hamlin
Amendment to Employment Agreement - Ellis
Amendment to Employment Agreement - Egan
Restricted Stock Agreement
Director Compensation Arrangements
2007 Executive Bonus Plan
Compensation Arrangements for Executive Officers
Cash Incentive Plan
Statement Re: Computation of Earnings Per Share
Consent of Independent Registered Public Accounting Firm
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906
We make available, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act on our web site, www.hfit.com, as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. We are not including the information on our web site as a part of, or incorporating it by reference into, our Form 10-K.

ITEM 1. BUSINESS
OVERVIEW
Health Fitness Corporation, a Minnesota corporation (also referred to as “we,” “us,” “our,” the “Company,” or “Health Fitness”), is a leading provider of population health improvement services and programs to corporations, hospitals, communities and universities located in the United States and Canada. We currently manage 265 corporate fitness center sites for 140 customers, and 154 corporate health improvement programs for 163 customers.
We provide staffing services as well as a comprehensive menu of programs, products and consulting services within our Health Management and Fitness Management business segments. Our broad suite of services enables our clients’ employees to live healthier lives, and our clients to control rising healthcare costs, through participation in our assessment, education, coaching, physical activity, weight management and wellness program services, which can be offered as follows: (i) through on-site fitness centers we manage; (ii) remotely via the web and; (iii) through telephonic health coaching.
In December 2005, we acquired all of the capital stock of HealthCalc.Net, Inc. (“HealthCalc”), a leading provider of web-based fitness, health management and wellness programs to corporations, health care organizations, physicians and athletic/fitness centers. In 2006, we integrated HealthCalc’s capabilities into the service offerings we provide in our two business segments.
You may contact us at our executive offices at 3600 American Blvd W., Suite 560, Bloomington, Minnesota 55431, telephone number (952) 831-6830. We maintain an internet website at www.hfit.com.
BUSINESS MODEL
Major corporations, hospitals and universities invest in fitness centers and health improvement programs for several reasons. First, it is widely understood that healthier employees are more productive, experience reduced levels of stress and are absent from work less often due to illness. At the same time, companies are struggling to deal with the rising cost of employee healthcare, which has historically increased at double-digit rates. According to a recent government report, U.S. spending on prescription drugs, hospital care and other health services is expected to double to $4.1 trillion over the next decade, up from $2.1 trillion in 2006. This dramatic increase in expected healthcare costs is primarily attributed to an aging population and poor lifestyle choices relating to diet and exercise. Many companies realize that they may be able to decrease the financial burden of employee healthcare and lost productivity by making the implementation of health improvement programs a top business priority. We believe the services we offer will help employees make better lifestyle behavior choices, thus improving their health, in addition to helping companies decrease the rate of spending on employee healthcare costs.
To capitalize on the growth opportunities within the employer marketplace, we organized our business into two segments effective with the fourth quarter of 2006: Fitness Management Services and Health Management Services. Within each of these business segments, we provide two types of service: (i) Staffing Services, and (ii) Program and Consulting Services. Our decision to move to segment reporting was based on the evolution of our Health Management business model, and our belief that the future financial results for our Health Management segment may outpace the financial results of our Fitness Management segment. Another factor contributing to this decision relates to the higher level of resources we expect to invest in order to maximize the future growth opportunities we believe exist in our Health Management segment.

Following is a description of the services we offer within each segment:
Fitness Management Services
The Fitness Management segment of our business involves the management of fitness centers that have been developed and equipped by corporations and other organizations for their employees. Historically, corporations developed these fitness centers as a way to attract and retain productive employees. More recently, these same corporations have come to realize that a fitness center can play an integral role in modifying unhealthy lifestyle behaviors and improving work productivity.
In terms of size, we believe we are the largest provider of corporate fitness center management services in the United States. Currently, we manage 265 corporate sites for 140 customers, including two sites located in Canada, all of which accounted for approximately 66% of our 2006 revenue. From a sales perspective, we generally obtain new corporate customers by submitting a proposal, which answers specific questions regarding our management philosophies and pricing structures.
As described above, our Fitness Management segment derives its revenue from the following services:
Staffing Services. We have agreements with corporations and other organizations to staff and manage fitness centers they have developed for use by their employees. We derive revenue from these services through the reimbursement of staff costs, including wages, taxes and benefits, and reimbursement of our costs to provide liability insurance to protect our customers against injury claims. We also receive a management fee to cover the cost of regional and corporate support services. Costs of revenue are comprised of staff wages, employer taxes and employee benefits, in addition to fitness center operating expenses we may contractually agree to pay.
In 2006, 2005 and 2004, revenue from our Fitness Management staffing services accounted for 62.4%, 69.6% and 73.6%, respectively, of total consolidated revenue.
Program and Consulting Services. At many of our managed fitness centers, we generate additional revenue from members through the delivery of fee-for-service fitness and wellness program services. These services primarily include personal training, weight loss programs, seminars, special classes and massage therapy. Costs of revenue are comprised of commissions we pay our staff for selling and delivering these program services, in addition to the cost of inventory when products are sold in connection with a service.
Within our fitness management consulting practice, companies that are planning new fitness centers may employ us to develop floor plans and interior design plans, select and source fitness equipment and design fitness programs. For companies that desire to develop a commercial fitness center, we can perform a comprehensive analysis of market potential for the center. Services can include demographic analysis, market analysis, and multiple-year financial business plan development.
In 2006, 2005 and 2004, revenue from our Fitness Management program and consulting services accounted for 4.0%, 4.4% and 3.4%, respectively, of total consolidated revenue.
Health Management Services
The Health Management segment of our business involves the delivery of services to help corporations and other organizations determine the health characteristics of their employee population. We also provide health education services to employees dealing with multiple health risks to improve their lifestyle behaviors.
This segment of our business has experienced the fastest rate of growth, with 2006 revenues growing approximately 49% over 2005. This growth is attributed to our past acquisitions, and our recent investments in people and systems, which has improved our ability to meet the increasing health improvement needs of our customers. Currently, we manage 154 health improvement programs for 163 customers, which accounted for approximately

34% of our 2006 revenue, up from 26% of our total revenue for 2005. In this segment, we generally obtain new corporate customers by submitting a proposal, which answers specific questions regarding our management philosophies and pricing structures.
As described above, our Health Management segment derives its revenue from the following services:
Staffing Services. We have agreements with corporations and other organizations to staff and manage the delivery of health promotion programs, lifestyle coaching services, and injury prevention and treatment services. These relationships may or may not involve the management of an on-site fitness center. We derive revenue from these services through the reimbursement of staff costs, including wages, taxes and benefits, and reimbursement of our cost to provide liability insurance to protect our customers against injury claims. We also receive a management fee to cover the cost of regional and corporate support services. Costs of revenue are comprised of staff wages, employer taxes and employee benefits, in addition to operating expenses we may contractually agree to pay.
In 2006, 2005 and 2004, revenue from our Health Management staffing services accounted for 21.5%, 22.3% and 21.6%, respectively, of total consolidated revenue.
Program and Consulting Services. We offer a comprehensive menu of products and services to assess the health risks of our customer employees, and manage specific health risks by delivering programs to educate and coach participants on methods they can use to improve lifestyle behaviors. We derive revenue in this area from fees we charge for our e-Health platform; paper and web-based health risk assessments; biometric screenings to assess blood profiles and body composition; and face-to-face, web-based and telephonic health coaching services. We also derive revenue from data collection and reporting services as it relates to the demonstration of program effectiveness. Revenue from these program services are generally paid by our corporate customer, although they may ask their employees to share in the cost. Our costs of revenue for these services are mainly comprised of supply expenses and the direct cost of staff wages, taxes and benefits.
Within our health management consulting practice, we provide corporations and other organizations with a comprehensive analysis of the effectiveness of employee health improvement programs, with a focus on demonstrating a return on investment. We also provide a suite of occupational health consulting services, including injury prevention program design, work-hardening programs, injury treatment and return-to-work programs, and regulatory compliance consulting.
In 2006, 2005 and 2004, revenue from our Health Management program and consulting services accounted for 12.1%, 3.7% and 1.5%, respectively, of total consolidated revenue.
CONTRACT DURATION
In each of our business segments, the duration of staffing and program service agreements may widely vary, from those that are month-to-month, to those that have a term of five years. A typical staffing services contract carries a term of three years, with revenue recognized upon delivery of service. Contract duration for program and consulting services generally ranges from month-to-month up to three years, depending on the scope of services to be delivered. Revenues for these services are recognized upon delivery of service.

SEGMENT FINANCIAL INFORMATION
We assess and manage the performance of each business segment by reviewing internally-generated reports that detail revenue and gross profit results for each of our customer sites. This information is used to formulate plans regarding the future prospects of our business, and aids in our determination of how we will invest our resources to ensure we achieve our future revenue and profitability growth targets.
The following table provides an analysis of business segment revenue and gross profit for each of the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Revenue

Fitness Management Services
Staffing Services	$39,670,546	$38,226,444	$38,446,085
Program and Consulting Services	2,574,463	2,392,272	1,678,343

	42,245,009	40,618,716	40,124,428

Health Management Services
Staffing Services	13,669,201	12,267,973	11,478,361
Program and Consulting Services	7,664,330	2,055,516	851,879

	21,333,531	14,323,489	12,330,240

Total Revenue
Staffing Services	53,339,747	50,494,417	49,924,446
Program and Consulting Services	10,238,793	4,447,788	2,530,222

	$63,578,540	$54,942,205	$52,454,668

Gross Profit

Fitness Management Services
Staffing Services	$8,861,829	$8,772,194	$8,964,117
Program and Consulting Services	1,129,585	810,401	735,487

	9,991,414	9,582,595	9,699,604

Health Management Services
Staffing Services	3,399,875	3,499,117	3,407,956
Program and Consulting Services	4,239,295	735,462	351,657

	7,639,170	4,234,579	3,759,613

Total Gross Profit
Staffing Services	12,261,704	12,271,311	12,372,073
Program and Consulting Services	5,368,880	1,545,863	1,087,144

	$17,630,584	$13,817,174	$13,459,217

We do not have any assets that are specifically related solely to either of our two business segments.

GROWTH STRATEGY
In the long-term, we believe that we can enhance our position as the leading integrator of fitness and health management services for corporations and other large organizations. Key elements of our growth strategy include:
•	Pursue both aggressive, organic growth and strategic opportunities in our Health Management business segment. We believe the market for population health management programs will continue to grow.

•	Pursue new customers in our Fitness Management business segment to expand market share. As the largest provider of corporate fitness management services, we believe we can continue to add new customers, and sell additional fitness services to our current customers. However, this segment operates in a mature market, and price competition is common.

•	Maximize opportunities to sell our Fitness Management customers on adopting the services we offer in our integrated Health Management model.

•	Pursue strategic opportunities that provide operational capabilities and long-term financial value.
We intend to make strategic investments in our Health Management business segment in order to implement this growth strategy, including investments in people, systems and infrastructure in order to enhance our ability to scale, gain greater cost efficiencies and provide a broader base of services.
OPERATIONS
In our Fitness Management segment, we have two Vice Presidents of account services, each of whom oversees a specific region, or regions. Each region, which is generally organized along geographic lines, is led by a Regional Vice President, who is responsible for fitness center and wellness program staffing, service quality, financial performance, client relationships and the introduction of new service capabilities to our customers.
In our Health Management segment, we have one National Vice President, who manages all activities related to our health management customers. We also have Regional Vice Presidents who are directly responsible for program implementation, service delivery, financial performance and client relationships.
Our corporate office provides centralized administrative support, including accounting and finance, human resources and payroll, information technology systems, sales and marketing, and functions related to the development and management of our fitness and health management program services.
All expenses related to the operating areas noted above are contained in the Operating Expenses section of our Statements of Operations contained in Item 8 of this Form 10-K.
SALES AND MARKETING
We market our services to corporations, members of the fitness centers we manage and to individuals eligible to participate in their corporate health improvement program. Our sales force actively pursues new corporate customers for each segment of our business, which spans a wide variety of industries. Our sales force is primarily responsible for identifying potential corporate customers and sales lead partners, and managing the overall sales process. Our corporate marketing department supports the marketing needs of our sales function, in addition to developing point of sale materials for fitness center programs and collateral materials designed to solicit participation in a health improvement program.

SEASONALITY
In our Fitness Management segment, we do not experience any seasonal fluctuations in the realization of new business, or recognition of revenue. In our Health Management business segment, we may experience seasonal fluctuations in the realization of new business, which will generally be timed with the start of a client’s benefit plan year. We have also found that the early stage of certain health management engagements result in a higher rate of revenue recognition due to the delivery of the initial phase of on-site biometric screening services. Thereafter, revenue will decrease to a lower level until we deliver a second phase of biometric screening services to assess health improvement, which is generally one year after the initial phase of screenings.
RESEARCH AND DEVELOPMENT
In 2006, we invested approximately $1,189,600 related to information technology and system development capabilities we acquired from HealthCalc. We made these investments to support the maintenance of our web-based eHealth platform, research and development of new capabilities for our eHealth platform and the operation of our business technology infrastructure. In addition, we made capitalized software development investments of approximately $267,000 to develop a web-based health coaching program, which was integrated with our eHealth platform. In 2005 and 2004, we did not incur any material research and development costs.
SIGNIFICANT CUSTOMER RELATIONSHIP
We had one customer that provided 10.3% of our total revenue in 2006. This same customer provided 11.9% of our total revenue in 2005. For this customer, we provide fitness center management and employee wellness administration services for approximately 50 locations. The agreement with this customer was recently renewed and expires on December 31, 2009, and will automatically renew for successive one year periods unless either party delivers written notice at least 90 days prior to termination. We believe that our relationship with this customer is good.
COMPETITION
Within the business-to-business fitness management services industry, there are relatively few national competitors. However, virtually all markets are home to regional providers that manage several sites within their geographic areas. The principal method of competition among fitness management service providers is price, and our target client base has generally been price-sensitive. With our national presence and almost 30 years of history, management believes that we are recognized as a leading provider of corporate fitness management services, that we have a cost-effective business model, and that we are well positioned to compete in this industry.
Within the business-to-business health management services industry, there has been a trend toward consolidation as companies establish a better position to compete for the growth that is expected in this industry. Disease management and managed care companies have made acquisitions of health management companies within the past twenty-four months. To effectively compete with these organizations, which are larger and have access to more resources than we do, we have made considerable investments into the development of our corporate health management business model. Our December 2005 acquisition of HealthCalc.Net, Inc. and the development of our web-based and telephonic health coaching services have enabled us to more effectively compete with these larger companies. With additional strategic investments to augment our current capabilities, we believe we can build a sustainable competitive advantage in order to compete for new business opportunities against these larger competitors.

PROPRIETARY RIGHTS
We have three registered trademarks, “Insight”®, “It Pays To Be Healthy”® and “Live For Life”® that are used in connection with the sale and delivery of our fitness and health management services. We do not have any other significant proprietary rights.
GOVERNMENT REGULATION
Management believes that currently there is no significant government regulation which materially limits our ability to provide fitness and health management services to our corporate, hospital, community and university-based clients.
FOREIGN OPERATIONS
We provide services to companies located in Canada through our wholly-owned subsidiary Health Fitness Corporation of Canada, Inc. Revenue recognized from our Canadian customers totaled approximately $259,300, $277,600 and $253,200 for the periods ended December 31, 2006, 2005 and 2004, respectively. Although we invoice these customers in their local currency, we do not believe there is a risk of material loss due to foreign currency translation.
EMPLOYEES
At December 31, 2006, we had 833 full-time and 2,737 part-time and on-call employees, of which approximately 92 were employed at our corporate, divisional and regional offices, with the remainder primarily engaged in the staffing of fitness, wellness and occupational health centers and programs. Management believes our relationship with employees is good.
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
OUTLOOK AND TRENDS
Within our Health Management business segment, the high cost of employee health care and lost employee productivity has become a key concern for many corporations. According to published reports, annual health care costs are expected to continue to increase at double digit rates for the next several years due to a number of factors, including an aging workforce, unhealthy populations entering the workforce and obesity-related medical conditions due to poor nutrition and a lack of exercise. We believe that, as part of a broader strategy to reduce health care costs and lost productivity, many companies will be interested in addressing the health needs of employees, and their dependents and retirees, and will also desire to implement specific strategies to help “at-risk” individuals. We believe that we can provide the products, services, expertise and personnel to effectively meet this need.
Within our Fitness Management segment, recessionary pressures in recent years have negatively affected the corporate landscape, which has negatively affected the prices we must offer to induce renewal of customer agreements, and to obtain new customers. Although we believe that price competition will not materially affect results of operations, we believe that price competition will continue for the foreseeable future. In addition, we have customers that operate in industries that are experiencing negative financial and competitive pressures. Specifically, we have recently experienced the termination of fitness management services at a large automotive company. Although we believe that the loss of this business will not materially affect our results of operations, additional large contract terminations from customers operating in a troubled industry may have a material adverse effect on our results of operation.
ITEM 1A. RISK FACTORS
The foregoing discussion in this Item 1 and the discussion contained in Item 7 of this Form 10-K contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on current expectations or beliefs concerning future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “will,” “forecast” and similar words or expressions. Our forward-looking statements generally relate to growth strategies, financial results, marketing efforts, acquisition plans and cash requirements. Although it is not possible to foresee all of the factors that may cause actual results to differ from our forward-looking statements, such factors include, among others, the risk factors that follow. However, Investors are cautioned that all forward-looking statements involve risks and uncertainties.
We may not be able to implement our growth strategy successfully. Our growth strategy is based around becoming the leading integrator of fitness and health management services for corporations and other large organizations. The key elements of our strategy are to pursue growth in our Health Management business segment, pursue new customers in our Fitness Management business segment, sell our Fitness Management customers on adopting the services we offer in our integrated Health Management model, and pursue strategic opportunities that provide operational and financial value. Our ability to implement each of these elements depends largely upon our ability to make strategic investments in our Health Management business segment to fund this growth, and the success of those investments. If we do not have sufficient resources to make the necessary investments, or do not successfully make these investments, our growth strategy will be adversely affected and we may not be able to increase our revenues or profitability. Similarly, if we are unable to implement any of the elements of our growth strategy, our growth may be adversely affected.
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
We may not be able to successfully cross-sell our health management programs to our fitness management customers. A part of our growth strategy involves continuing and expanding our efforts to sell health management services to our fitness management customers. Our cross-selling efforts may not be successful since our experience indicates that some current customers have different internal departments involved with procuring fitness management services, on the one hand, and health management services, on the other hand. As a result, we may be required to establish new relationships with personnel within our customers, which will limit the potential benefit of established relationships we have developed. We may also be required to overcome different purchasing requirements and standards to the extent they vary within internal departments of our customers. We may experience similar difficulties in cross-selling all of our services to foreign operations of our domestic customers. If we experience significant limitations as a result of the foregoing circumstances, or any other circumstances, we may not be able to increase our revenues or profitability to the extent we anticipate.
The timing of new and lost staffing service contracts may not be indicative of trends in our business or of future quarterly financial results. We evaluate our business, in part, by reviewing trends in our financial performance. We believe an important indicator of our outlook is revenue to be derived from fitness and health management service contracts we secure with customers. Fitness and health management service contracts are often long-term contracts (i.e., 3 to 5 years), automatically renew on an annual basis and generally require 30 to 60 days notice to terminate in order to avoid the automatic renewal provision. Revenue from new contracts often is not recognized for a period of 90 to 180 days after proposal acceptance due to lead times necessary to execute a contract and hire staff to begin providing services. Since termination notice periods are considerably less than the time it takes to begin servicing new contracts, the revenue lost in a reporting period may significantly exceed the revenue gained from new contracts.
Because of these timing differences, management generally does not view changes in quarterly revenue, whether sequential or as compared to prior quarter changes, to be indicative of its outlook or trends in our business or to be reflective of revenue expected in succeeding quarters. Rather, management generally evaluates revenue trends in our fitness and health management services business based upon 12 to 18-month periods since we believe this helps to minimize the timing impact from new and terminated contracts. Management cautions investors not to place undue reliance upon fluctuations in quarterly revenue viewed in isolation from revenue information over longer periods of time (e.g., comparative trailing 12-month information), and to not view quarterly revenue as necessarily being indicative of our outlook or results to be expected in future quarters.
We are dependent on maintaining our relationships with third party partners to provide programs and services. Our growth strategy depends in part upon continuous development and improvement of attractive and effective fitness and health management programs and services. Our failure to anticipate trends or to successfully develop, improve or implement such programs or services may have a material adverse effect on our results of operation and financial condition. We currently contract with certain third party partners to provide a portion of such programs and services and anticipate that this will continue to be the case. If any of such third party partners no longer makes these programs and services available to us, there is no assurance that we would be able to replace such third-party partner programs and services, and if we could not do so, our ability to pursue our growth strategies would be seriously compromised.
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
Our financial results are subject to discretionary spending of our customers. Our revenue, expenses and net income are subject to general economic conditions. A significant portion of our revenue is derived from companies who historically have reduced their expenditures for on-site fitness management services during economic downturns. Should the economy weaken, or experience more significant recessionary pressures, corporate customers may reduce or eliminate their expenditures for on-site fitness center management services, and prospective customers may not commit resources to such services. Also, should the size of a customer’s workforce be reduced, we may have to reduce the number of staff assigned to manage a customer’s fitness center. These factors may have a material adverse effect on our results of operation and financial condition.
We operate within a highly competitive market against formidable companies. We compete for new and existing corporate customers in a highly fragmented and competitive market. Management believes that our ability to compete successfully depends on a number of factors, including quality and depth of service, locational convenience and cost. The market for on-site fitness center management services is price-sensitive, and the health management market is dominated by competitors that are larger. From time to time, we may be at a price disadvantage with respect to the competition, as such competition may propose a substantially lower price than us. There can be no assurance that we will be able to compete successfully against current and future competitors, or that competitive pressures faced by us will not have a material adverse effect on our results of operation and financial condition.
We have implemented, on a limited basis, a business model for managing corporate fitness centers on a cost-neutral or for-profit basis. We have, on a limited basis, implemented a model of managing corporate fitness centers on a cost-neutral or for-profit basis. In connection with this business model, we have complete responsibility to generate and account for all fitness center revenues, which are recognized as we provide services. From the revenue we recognize and collect, we pay for all expenses to operate the fitness center. We derive our management fee revenue from the profits of the fitness center. The application of this business model may require us to fund operating losses until enough memberships are sold, and other revenue sources are generated in order to achieve profitability. We believe it may be necessary to fund operating losses from this type of business model for up to twenty-four months before the fitness center achieves profitability. Currently, existing contracts representing this business model do not present a material risk or represent a material contribution to our results of operation. However, there is no assurance that the number and scope of such contracts will not become material in the future or that we will be able to manage such centers profitably or to fund losses for these centers until profitability is achieved.
Failure to identify acquisition opportunities may limit our growth. An important part of our growth has been the acquisition of complementary businesses. We may choose to continue this strategy in the future. Management’s identification of suitable acquisition candidates involves risks inherent in assessing the value, strengths, weaknesses, overall risks and profitability of acquisition candidates. Management may be unable to identify suitable acquisition candidates. If we do not make suitable acquisitions, we may find it more difficult to realize growth objectives and to enhance shareholder value.
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
We may not realize the anticipated benefits of acquisitions we complete. On December 23, 2005, we acquired HealthCalc.Net, Inc. In the future, we may acquire other businesses. The process of integrating new businesses into our operations poses numerous risks, including:
•	an inability to assimilate acquired operations, information systems and technology platforms, and internal control systems and products;

•	diversion of management’s attention;

•	difficulties and uncertainties in transitioning business relationships from the acquired entity to us; and

•	the loss of key employees of acquired companies.
If we are unsuccessful in integrating other future acquisitions into our operations, we might not realize all of the anticipated benefits of such acquisitions. In such instances, our acquisitions might not be accretive to our earnings, the costs of such acquisitions may otherwise outweigh the benefits and the market price of our common stock might decline.

The loss of any of our key employees could have a material adverse effect on our performance and results of operations. Our success is highly dependent on the efforts, abilities and continued services of its executive officers, including Gregg Lehman, Ph.D., our President and Chief Executive Officer, Jerry Noyce, our Vice Chairman, and Wesley Winnekins, our Chief Financial Officer, and other key employees. The loss of any of the executive officers or key employees may have a material adverse effect on our results of operation and financial condition. We also believe that our future success will depend on our ability to attract, motivate and retain highly-skilled corporate, divisional, regional and site-based personnel. Although historically we have been successful in retaining the services of our senior management, there can be no assurance that we will be able to do so in the future. In addition, Mr. Lehman became our President and Chief Executive Officer on January 1, 2007. The efforts in integrating Mr. Lehman may divert attention from other business concerns and disrupt our ongoing business, especially in the short term. Our success will depend to a significant extent on the ability of Mr. Lehman to function effectively in his new role.
Our results of operations could be adversely impacted by litigation. Because of the nature of our business, we may be subject to claims and litigation alleging negligence or other grounds for liability arising from injuries or other harm alleged by our clients’ employees. We have occasionally been named a defendant in claims relating to accidents that occurred in the fitness centers we manage. There can be no assurance that additional claims will not be filed, and that our insurance will be adequate to cover liabilities resulting from any claim.
The indemnification provisions in our management agreements with customers may obligate us to pay claims that arise from our acts or omissions. A majority of our management agreements include a provision that obligates us to indemnify and hold harmless the customer and their employees, officers and directors from any and all claims, actions and/or suits (including attorneys’ fees) arising directly or indirectly from any act or omission of the Company or its employees, officers or directors in connection with the operation of our business. A majority of these management contracts also include a provision that obligates the customer to indemnify and hold us harmless against all liabilities arising out of the acts or omissions of the customer, their employees and agents. We can make no assurance that claims by our customers, or their employees, officers or directors, will not be made in the course of operating our business.
Our insurance policies may not provide adequate coverage. We maintain the following types of insurance policies: commercial general liability, professional liability, automobile liability, commercial property, employee dishonesty, employment practices, directors and officers liability, workers compensation and excess umbrella liability. The policies provide for a variety of coverages and are subject to various limitations, exclusions and deductibles. While we believe our insurance policies are sufficient in amount and coverage for our current operations, there can be no assurance that coverage will continue to be available in adequate amounts or at a reasonable cost, and there can be no assurance that the insurance proceeds, if any, will cover the full extent of loss resulting from any claims.
We could experience a potential depressive effect on the price of our common stock following the exercise and sale of existing convertible securities. At December 31, 2006, the Company had outstanding stock options and warrants to purchase an aggregate of 3,945,331 shares of common stock. The exercise of such outstanding stock options and warrants, and the sale of the common stock acquired thereby, may have a material adverse effect on the price of our common stock. In addition, the exercise of such outstanding stock options and warrants and sale of such shares of our common stock could occur at a time when we might otherwise be able to obtain additional equity capital on terms and conditions more favorable to us.
Our common stock is thinly traded, and subject to volatility. Our common stock is traded on the Over the Counter Bulletin Board. Investing in OTC securities is speculative and carries a high degree of risk. Many OTC securities are relatively illiquid, or “thinly traded,” which can enhance volatility in the share price and make it difficult for investors to buy or sell without dramatically affecting the quoted price or may be unable to sell a position at a later date. As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the price of a share of our common stock. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices.
ITEM 1B. UNRESOLVED STAFF COMMENTS
          None.
ITEM 2. PROPERTIES
We lease approximately 14,000 square feet of commercial office space for our corporate headquarters in Bloomington, Minnesota, mostly under a lease that expires in October 2007. Our monthly base rent for this office space is approximately $16,000, plus taxes, insurance and other related operating costs. We also assumed a lease in connection with our acquisition of HealthCalc for approximately 6,000 square feet of office space in Dallas, Texas, which expires in February 2010. Our minimum monthly base rent for this space is approximately $10,000.
ITEM 3. LEGAL PROCEEDINGS
We are, from time to time, subject to claims and suits arising in the ordinary course of business. Such claims have, in the past, generally been covered by insurance. Management believes the resolution of other legal matters will not have a material effect on our financial condition or results of operation, although no assurance can be given with respect to the ultimate outcome of any such actions. Furthermore, there can be no assurance that our insurance will be adequate to cover all liabilities that may arise out of claims brought against us.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None.
EXECUTIVE OFFICERS OF THE REGISTRANT.
The information required by Item 10 relating to directors, our code of ethics, procedures for shareholder recommendations of director nominees, the audit committee and compliance with Section 16 of the Exchange Act is incorporated herein by reference to the sections entitled “Election of Directors”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which appear in the Company’s definitive proxy statement for its 2007 Annual Meeting.

The names, ages and positions of our executive officers are as follows:

Name	Age	Position

Jerry V. Noyce	62	Vice Chairman and Director
Gregg O. Lehman, Ph.D.	59	President, Chief Executive Officer and Director
Wesley W. Winnekins	45	Chief Financial Officer and Treasurer
Jeanne C. Crawford	49	Vice President-Human Resources and Secretary
James A. Narum	50	Vice President Account Services-U.S. Auto
David T. Hurt	41	Vice President Account Services-Fitness Management
Katherine M. Hamlin	40	Vice President Account Services-Health Management
Brian J. Gagne	44	National Vice President-Health Management
Michael R. Seethaler	52	National Vice President-Business Development
John F. Ellis	47	Chief Information Officer
Peter A. Egan, Ph.D.	45	Chief Science Officer
Jerry V. Noyce has been the Vice Chairman of the Company since January 1, 2007. Mr. Noyce was previously the President and Chief Executive Officer of the Company since November 2000 and a director since January 2001. From October 1973 to March 1997, he was Chief Executive Officer and Executive Vice President of Northwest Racquet, Swim & Health Clubs. From March 1997 to November 1999, Mr. Noyce served as Regional Chief Executive Officer of CSI/Wellbridge Company, the successor to Northwest Racquet, where he was responsible for all operations at the Northwest Clubs and the Flagship Athletic Club. Since January 2006, Mr. Noyce has served on the board of directors of The Health Enhancement Research Organization, a not-for-profit coalition of organizations with common interests in health promotion, disease management and health related productivity research.
Gregg O. Lehman, Ph.D. has been the President and Chief Executive Officer of the Company since January 1, 2007. From March 2006 through December 2006 Mr. Lehman served as Chairman, President and Chief Executive Officer of INSPIRIS Inc., a Nashville-based specialty care management company that provides care to frail Medicare Advantage members in long-term care facilities. From 2003 to 2006, Mr. Lehman was President and Chief Executive Officer of Gordian Health Solutions, Inc., a Nashville company dedicated to improving the health of employees and dependents for employers and health plans. From 1998 to 2003, Mr. Lehman served as President and Chief Executive Officer of the National Business Coalition on Health, a Washington D.C.-based movement of ninety employer-led coalitions seeking better quality and more cost-effective healthcare for employees. Mr. Lehman, who has a Ph.D. and an M.S. from Purdue University in Higher Education Administration, has been a director of the Company since September 22, 2006.
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
Jeanne C. Crawford has been the Company’s Vice President — Human Resources since July 1998 and Secretary of the Company since February 2001. From July 1996 through July 1998, Ms. Crawford served as a Human Resource consultant to the Company. From October 1991 through September 1993, Ms. Crawford served as Vice President of Human Resources for RehabClinics, Inc. a publicly held outpatient rehabilitation company. From May 1989 through October 1991, Ms. Crawford served as Director of Human Resources for Greater Atlantic Health Service, an HMO and physicians medical group. From 1979 through 1989, Ms. Crawford served in various human resources management positions in both the retail and publishing industries.

James A. Narum has been the Company’s Vice President Account Services – U.S. Auto since August 2006, currently overseeing our U.S. auto accounts, National Vice President of Account Services-Fitness Management from December 2003 to August 2006, Senior Vice President-Corporate Business Development from December 2001 to December 2003, and served as Corporate Vice President of Operations-Corporate Health and Fitness Division from November 2000 to December 2001. From 1995 until November 2000, Mr. Narum was responsible for national operations in the Company’s Corporate Health and Fitness Division. From 1983 to 1995, Mr. Narum was responsible for regional operations, sales, consulting, and client account management for Fitness Systems Inc., a provider of fitness center management services the Company acquired in 1995.
David T. Hurt has served as Vice President Account Services-Fitness Management, where he is responsible for the operation of accounts within the Company’s Fitness Management business segment, since April 2001. He directs the overall development and management of Corporate, Hospital, Community and University fitness center operations. Mr. Hurt has been active in the industry for more than 16 years. His experience in health and fitness management began in 1988 with the Valley Wellness Center in Harrisonburg, Virginia. In recent years, he has been involved in the successful development and management of several start-up fitness center projects ranging in size from 45,000 – 150,000 square feet.
Katherine M. Hamlin was appointed as the Company’s Vice President Account Services-Health Management, in March 2005. In this role, she directs the implementation and management of the Company’s Health Management accounts. From December 2003 to March 2005, she served as the Company’s Vice President of Marketing. Previously, Ms. Hamlin spent 15 years with the Health & Fitness Division of Johnson & Johnson Health Care Systems Inc., a subsidiary of Johnson & Johnson, a business acquired by the Company. Ms. Hamlin was the Director of Marketing Services and National Sales leading business expansion in the United States and internationally, while exploring new markets. Ms. Hamlin serves on the board for International Council on Active Aging (ICAA), and American Marketing Association (AMA). She is a member of the Alliance for Work Life Progress (AWLP), National Business Group on Health (NBGH) and Wellness Councils of America (WELCOA).
Brian J. Gagne has served as the Company’s National Vice President-Health Management since August 2006, and served as Vice President of Programs and Partnerships from December 2003 to August 2006. In this role, he oversees the Company’s Health Management business segment. Mr. Gagne brings more than 16 years of health, fitness and wellness experience in the corporate, commercial and medical fitness markets. Mr. Gagne joined the Company after the acquisition of Johnson & Johnson Health Care Systems in December 2003. Prior to Health Fitness, he was the Director of Integrated Behavioral Solutions and was responsible for the strategic design and development of patient education programs and tools for the Johnson & Johnson Family of Companies. Mr. Gagne started his career in 1987 as an Exercise Physiologist at Gottlieb Health & Fitness Center (GHFC).
Michael R. Seethaler joined the Company as National Vice President Business Development in December 2003. In this role, Mr. Seethaler directs all new client and prospective client relationships. Mr. Seethaler was formerly Sales Director, Global Account Sales for Rockwell Automation, where he had responsibility for a $400 million business line. During his 20 years at Rockwell, he held various positions in training, performance, marketing, and customer support. He has been a proven visionary with a consistent record of sales and sales management experience in all aspects of value-added consultative selling. He also received more than 13 awards and professional recognition for public speaking, sales training, team building and financial performance from Rockwell.
John F. Ellis serves as the Company’s Chief Information Officer. Mr. Ellis is formerly a Founder and Chief Executive Officer of HealthCalc.Net, Inc., a company we acquired in December 2005. From January 1995 to August 1999, Mr. Ellis held a position of Senior Specialist with Perot Systems, an information technology consulting group. From November 1989 to January 1995, Mr. Ellis held a position of Vice President of Information Technology at People Karch International, a health and fitness software development services firm. Mr. Ellis holds a B.S. in Physical Education from The Citadel.
Peter A. Egan, Ph.D. serves as the Company’s Chief Science Officer. Dr. Egan is formerly a Founder of HealthCalc.Net, Inc., a company we acquired in December 2005. From April 1994 to July 1996, Dr. Egan

served as a Database Systems Developer for Berger & Co., Dallas, Texas. From November 1993 to July 1995, Dr. Egan served as a Database Systems Developer for Wellington Consulting, Fort Lee, New Jersey. From March 1992 to November 1993, Dr. Egan was Director of Development for People Karch International, Dallas, Texas and Chantilly, Virginia. From June 1985 to March 1992, Dr. Egan was Manager of Preventative Health and Wellness at Sandia National Laboratories, Albuquerque, New Mexico. Dr. Egan holds a Ph.D. in Exercise Physiology from the University of New Mexico and a B.U.S. from the University of New Mexico in University Studies/Exercise Science.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Trading of the Company’s common stock is conducted in the over-the-counter markets (often referred to as “pink sheets”) or on the OTC Bulletin Board.
The following table sets forth, for the periods indicated, the range of low and high closing prices for the Company’s common stock as reported by the OTC Bulletin Board.

Fiscal Year 2006:	Low	High
Fourth quarter	$1.52	$2.65
Third quarter	1.48	1.90
Second quarter	1.78	2.40
First quarter	2.18	2.75

Fiscal Year 2005:	Low	High
Fourth quarter	$1.95	$2.63
Third quarter	2.14	2.66
Second quarter	2.27	2.70
First quarter	2.45	2.90
On March 26, 2007, the published high and low sale prices for the Company’s common stock were $2.83 and $2.79 per share. respectively. On March 26, 2007, there were issued and outstanding 19,358,150 shares of common stock of the Company held by 560 shareholders of record (not including shares held in street name).
DIVIDENDS
We have never declared or paid any cash dividends on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future. However, we have paid dividends to our preferred shareholders as disclosed herein, but we currently have no preferred stock outstanding. The Company presently expects to retain any earnings to finance the development and expansion of its business. The payment of dividends, if any, is subject to the discretion of the Board of Directors, and will depend on the Company’s earnings, financial condition, capital requirements and other relevant factors.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
For information on our equity compensation plans, refer to Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

PERFORMANCE GRAPH
Set forth below is a line graph comparing the cumulative total shareholder return on the Company’s Common Stock from December 31, 2001 through December 31, 2006, with the cumulative total return of the S&P 500 Index and the S&P 500 Consumer Discretionary Index. The comparison assumes $100 was invested on December 31, 2001 in the Company’s Common Stock and in each of the foregoing indices, and assumes reinvestment of dividends.

	Base	Indexed Returns
	Period	Years Ending
Company/Index	Dec 01	Dec 02	Dec 03	Dec 04	Dec 05	Dec 06
HEALTH FITNESS CORPORATION	$100	96.15	236.54	557.69	505.77	509.62
S&P 500 INDEX	$100	77.90	100.25	111.15	116.61	135.03
S&P 500 CONSUMER DISCRETIONARY	$100	76.18	104.69	118.54	111.01	131.70

The preceding stock performance chart is not deemed filed with the Securities and Exchange Commission. Notwithstanding anything to the contrary set forth in any of our previous filings made under the Securities Act of 1933 or the Securities Exchange Act of 1934 that incorporate future filings made by us under those statutes, the above stock performance chart is not to be incorporated by reference in any prior filings, nor shall it be incorporated by reference into any future filings made by us under those statutes.
REPURCHASES
We did not engage in any repurchases of our Common Stock during the fourth quarter of 2006.

SALES OF UNREGISTERED SECURITIES
In connection with our employment agreement dated as of December 1, 2006 with Gregg O. Lehman, Ph.D., our President and Chief Executive Officer, on January 1, 2007 we granted an award of 50,000 shares of restricted common stock to Mr. Lehman. This restricted common stock vests in three equal installments on the first of the year for each of 2007, 2008 and 2009. We issued this restricted common stock pursuant to the private placement exemption set forth in Section 4(2) of the Securities Act of 1933, as amended, as Mr. Lehman was a director when we entered into the employment agreement and an executive officer at the time of the grant. No broker/dealers were involved and no commissions were paid in connection with this grant.
In accordance with the Stock Purchase Agreement executed in connection with our acquisition of HealthCalc.Net, Inc. on December 23, 2005, we agreed to pay the shareholders of HealthCalc a contingent earnout payment based upon the achievement of specific 2006 revenue objectives. As a component of this earnout payment, effective on March 27, 2007 we issued 262,590 shares of common stock to the former shareholders of HealthCalc. As with the common stock we issued to the HealthCalc shareholders on December 23, 2005, we issued this common stock pursuant to the private placement exemption set forth in Section 4(2) of the Securities Act of 1933, as amended. No broker/dealers were involved and no commissions were paid in connection with this grant.
ITEM 6. SELECTED FINANCIAL DATA
The data given below as of and for each of the five years in the period ended December 31, 2006, has been derived from the Company’s Audited Consolidated Financial Statements. In order to understand the effect of accounting policies and material uncertainties that could affect our presentation of financial information, such data should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included under Item 8 to this Form 10-K and in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operation included under Item 7 to this Form 10-K.

	Years Ended December 31,
	2006	2005	2004	2003	2002
STATEMENT OF OPERATIONS DATA (in
thousands except per share amounts):
REVENUE	$63,579	$54,942	$52,455	$31,479	$27,865

NET EARNINGS	3,025	1,345	1,674	633	3,001
NET EARNINGS (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	2,928	1,204	1,588	(27)	3,001

NET EARNINGS PER COMMON SHARE:
Basic	$0.16	$0.09	$0.13	$0.00	$0.24
Diluted	$0.11	$0.08	$0.10	$0.00	$0.24

BALANCE SHEET DATA (in thousands):

TOTAL ASSETS	$32,318	$27,585	$20,934	$19,808	$12,956

LONG-TERM DEBT	—	—	$1,613	$4,350	—

SHAREHOLDERS’ EQUITY	$23,798	$10,488	$11,484	$9,732	$9,079

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing under Item 8. Some of the information contained in this discussion and analysis or set forth elsewhere in this annual report, including information with respect to our plans and strategy for our business and expected financial results, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” under Item 1A for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
BUSINESS DESCRIPTION
As a leading provider of population health improvement services and programs to corporations, hospitals, communities and universities located in the United States and Canada, we currently manage 265 corporate fitness center sites for 140 customers, and 154 corporate health improvement programs for 163 customers.
We provide staffing services as well as a comprehensive menu of programs, products and consulting services within our Health Management and Fitness Management business segments. Our broad suite of services enables our clients’ employees to live healthier lives, and our clients to control rising healthcare costs, through participation in our assessment, education, coaching, physical activity, weight management and wellness program services, which can be offered as follows: (i) through on-site fitness centers we manage; (ii) remotely via the web and; (iii) through telephonic health coaching.
In December 2005, we acquired all of the capital stock of HealthCalc.Net, Inc. (“HealthCalc”), a leading provider of web-based fitness, health management and wellness programs to corporations, health care organizations, physicians and athletic/fitness centers. We spent most of 2006 integrating HealthCalc’s capabilities into the service offerings we provide in our two business segments. The discussion of HealthCalc’s financial contribution to our results of operation for 2006, compared to 2005, is limited to HealthCalc’s 2006 contribution to our revenue and expense growth. In 2006, the revenue and gross profit derived from HealthCalc’s customers was classified as Health Management segment activity, as the revenue and gross profit derived from Fitness Management segment customers of HealthCalc was immaterial.
CRITICAL ACCOUNTING POLICIES
The following discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Preparation of the consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an ongoing basis, management evaluates its estimates and judgments. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. Management bases its estimates and judgments on historical experience, observation of trends in the industry, information provided by customers and other outside sources and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Our significant accounting policies are described in Note 1 of the Consolidated Financial Statements. Critical accounting policies are those that we believe are both important to the portrayal of our financial condition and results and are based on estimates that are reasonably likely to change or require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of our consolidated financial statements:

Segment Reporting – Effective with the fourth quarter of 2006, we made a decision to move to segment reporting based upon the evolution of our Health Management business model, and our belief that the future financial results for our Health Management segment may outpace the financial results of our Fitness Management segment. Another factor contributing to this decision is the higher level of resources we expect to invest in order to maximize the future growth opportunities we believe exists in our Health Management segment. As a result of these factors, we are now following FASB Statement No. 131, Disclosure about Segments of an Enterprise and Related Information (“SFAS 131”), for the two segments of our business: Fitness Management and Health Management. We do not believe that our decision to follow FASB Statement No. 131 will impact the presentation of our financial information or the ability to compare our financial results to prior periods.
Revenue Recognition – Revenue is recognized at the time the service is provided to the customer. For annual contracts, monthly amounts are recognized ratably over the term of the contract. Certain services provided to the customer may vary on a periodic basis. The revenues relating to these services are estimated in the month that the service is performed. Amounts received from, or billed to customers in advance of providing services are treated as deferred revenue and recognized when the services are provided. We have contracts with third-parties to provide ancillary services in connection with their fitness and wellness management services and programs. Under such arrangements, the third-parties invoice and receive payments from us based on transactions with the ultimate customer. We do not recognize revenues related to such transactions as the ultimate customer assumes the risk and rewards of the contract and the amounts billed to the customer are either at cost or with a fixed markup.
Trade and Other Accounts Receivable – Trade and other accounts receivable represent amounts due from companies and individuals for services and products. We grant credit to customers in the ordinary course of business. We generally do not require collateral or any other security to support amounts due. Management performs ongoing credit evaluations of customers. We maintain allowances for potential credit losses which, when realized, have been within management’s expectations. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers and their geographic dispersion.
Goodwill – Goodwill represents the excess of the purchase price and related costs over the fair value of net assets of businesses acquired. The carrying value of goodwill is not amortized, but is tested for impairment on an annual basis or when factors indicating impairment are present. Projected discounted cash flows are used in assessing these assets. We elected to complete the annual impairment test of goodwill on December 31 of each year and determined that our goodwill relates to two reporting units for purposes of impairment testing.
Stock-Based Compensation – We maintain a stock option plan for the benefit of certain eligible employees and directors of the Company. Commencing January 1, 2006, we adopted Statement of Financial Accounting Standard No. 123R, “Share Based Payment” (“SFAS 123R”), using the modified prospective method of adoption, which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values over the requisite service period. The compensation cost we record for these awards is based on their fair value on the date of grant. The Company continues to use the Black Scholes option-pricing model as its method for valuing stock options. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate and dividend yield. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. Further information on our share-based payments can be found in Note 9 in the Notes to the Consolidated Financial Statements under Item 8 in this Form 10-K.
Valuation of Derivative Instruments – In accordance with the interpretive guidance in EITF Issue No. 05-4, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, we originally valued warrants we issued in November 2005 in our financing transaction as a derivative liability. We had to make certain periodic assumptions and estimates to value the derivative liability. Factors affecting the amount of this liability included changes in our stock price, the computed volatility of our stock price and other assumptions. The change in value is reflected in our statements of operations as non-cash income or expense.

Further information regarding our warrant valuation can be found in the section titled “Liquidity and Capital Resources” and in our Note 2 to the Consolidated Financial Statements under Item 8 in this Form 10-K.
Software Development Costs - Software development costs are accounted for in accordance with Statement SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Accordingly, software development costs incurred subsequent to the determination of technological feasibility and marketability of a software product are capitalized. Capitalization of costs ceases and amortization of capitalized software development costs commences when the products are available for general release. Amortization is determined on a product by product basis using the greater of a ratio of current product revenues to projected current and future product revenues or an amount calculated using the straight-line method over the estimated economic life of the product, which is generally three to five years.
Capitalized software development costs are stated at the lower of amortized cost or net realizable value. Recoverability of these capitalized costs is determined by comparing the forecasted future revenues from the related products, based on management’s best estimates using appropriate assumptions and projections at the time, to the carrying amount of the capitalized software development costs. If the carrying value is determined not to be recoverable from future revenues, an impairment loss is recognized equal to the amount by which the carrying amount exceeds the future revenues.
During 2006, we capitalized $267,000 of software development costs related to enhancements we made to our eHealth platform, a system we acquired through our acquisition of HealthCalc. These software development costs will be amortized over the remaining economic life of the eHealth platform, or five years. Due to the growth of our Health Management segment, and the important role this eHealth platform will play in our future revenue growth, we expect to recover our capitalized software development costs.
Income Taxes – The Company records income taxes in accordance with the liability method of accounting. Deferred income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities and federal operating loss carryforwards. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment. We do not record a tax liability or benefit in connection with the change in fair value of certain of our warrants. Income taxes are calculated based on management’s estimate of the Company’s effective tax rate, which takes into consideration a federal tax rate of 34% and an effective state tax rate of 6%.
RESULTS OF OPERATIONS
Years Ended December 31, 2006 and 2005
Revenue. Revenue increased $8,636,000 or 15.7%, to $63,578,000 for 2006, from $54,942,000 for 2005.
Of this growth in revenue, our Fitness Management segment contributed total growth of $1,626,000, which includes growth of $1,444,000 from Fitness Management staffing services and growth of $182,000 from Fitness Management program services.
Our Health Management segment contributed total growth of $7,010,000, which includes $1,870,000 attributable to HealthCalc, growth of $1,401,000 from Health Management staffing services and growth of $3,739,000 from Health Management program services.
During 2006, we added a total of $8.2 million of potential annualized revenue from new contracts, and increases to existing contracts, in our Health Management business segment. We also added a total of $3.8 million of potential annualized revenue from new contracts, and increases to existing contracts, in our Fitness Management business segment. The combined total for this potential annualized revenue is offset by a potential annualized revenue loss of $2.1 million from 2006 contract cancellations.

Gross Profit. Gross profit increased $3,813,000, or 27.6%, to $17,630,000 for 2006, from $13,817,000 for 2005.
Of this increase in gross profit, our Fitness Management segment contributed a total of $409,000, which includes growth of $90,000 from Fitness Management staffing services and growth of $319,000 from Fitness Management program services.
Our Health Management segment contributed total gross profit growth of $3,404,000, which includes $1,277,000 attributable to HealthCalc, a gross profit loss of $99,000 from Health Management staffing services and growth of $2,226,000 from Health Management program services. The decrease in gross profit for Health Management staffing services is due to pricing incentives to renew existing contracts, and the addition of new contracts with less favorable pricing than our existing contracts.
As a percent of revenue, gross profit increased to 27.7%, from 25.1% for the same period last year. This increase is predominantly driven by the increase in gross profit for our Health Management programs revenue, which increased to 55.3% for 2006, from 35.8% for 2005. Gross profit for the years ended December 31, 2006 and 2005 includes a $313,000 and $225,000 benefit, respectively, related to a refund of workers compensation premiums for our 2005 and 2004 plan years. Excluding the effect of these premium refunds, gross profit as a percent of revenue would be 27.2% and 24.7% for the years ended December 31, 2006 and 2005, respectively.
Operating Expenses and Operating Income. Operating expenses increased $3,651,000 or 35.4%, to $13,954,000 for 2006, from $10,303,000 for 2005. This increase is attributable to a $2,776,000 increase in salaries and a $1,328,000 increase in other operating expenses. Of the increase in salaries, $338,000 is attributable to staff additions we made to improve our fitness and health management contract management, $373,000 is attributable to stock-based compensation, $1,268,000 is attributable to new staff from our acquisition of HealthCalc and $797,000 is attributable to staff added in our general corporate areas. At December 31, 2006, we had unrecognized stock option compensation expense of $636,716, which will be recognized over a weighted average period of 2.6 years.
Of the increase in other operating expenses, $229,000 is attributable to higher travel and office expenses for our contract management staff, $312,000 is attributable to HealthCalc and $787,000 is attributable to higher contract services, legal fees and general office costs for our corporate office. These expense increases were offset by a $453,000 decrease in amortization expense related to past acquisitions.
As a result of the previously discussed changes in gross profit and operating expenses, operating income increased $162,000, or 4.6%, to $3,676,000 for 2006, from $3,514,000 for 2005.
Other Income and Expense. Interest expense decreased $18,000 to $8,000 for 2006, from $26,000 for 2005. This decrease is attributable to lower charges related to the amortization of previously incurred debt issuance costs.
The change in fair value of warrants to a non-cash gain of $841,000 in 2006, from a non-cash loss of $634,000 for 2005, is attributable to a decrease in our stock price from 2005 to 2006. These non-cash amounts are related to 1,530,000 warrants we issued in connection with the sale of $10.2 million of our Series B Convertible Preferred Stock in November 2005. Refer to “Critical Accounting Policies”, Valuation of Derivative Instruments, and the section titled “Liquidity and Capital Resources” contained under this Item 7 for further discussion of the accounting for this equity transaction.
Income Taxes. Current income tax expense decreased $24,000 to $1,495,000 for 2006, from $1,519,000 for 2005. The decrease is primarily due to a 57.8% increase in earnings before income taxes, adjusted for changes in permanent and temporary timing differences between book and tax balances for stock option expense, change in fair value of warrants, depreciation and amortization, prepaid expenses and vacation accruals.
In 2006, we paid cash taxes of $1,503,000, compared to $672,000 for 2005. This increase is attributable to the full utilization of our operating loss carryforwards.

Our effective tax rate decreased to 33.1% for 2006, compared to 53.0% for 2005. This decrease is primarily attributable to the change in fair value of warrants between 2005 and 2006, and tax planning we finished in early 2006 to consolidate our state tax reporting obligations.
Net Earnings. As a result of the above, net earnings for 2006 increased $1,680,000 to $3,025,000, compared to net earnings of $1,345,000 for 2005.
Dividends to Preferred Shareholders. Dividend to preferred shareholders decreased $45,000 to $96,000, compared to $141,000 for 2005. This decrease is attributable to the conversion of our Series B Convertible Preferred Stock on March 10, 2006.
Years Ended December 31, 2005 and 2004
Revenue. Revenue increased $2,487,000 or 4.7%, to $54,942,000 for 2005, from $52,455,000 for 2004.
Of this growth in revenue, our Fitness Management segment contributed total growth of $494,000, which includes a loss of revenue of $220,000 from Fitness Management staffing services and growth of $714,000 from Fitness Management program services. The loss of revenue we experienced in Fitness Management staffing services is attributable to the revenue lost from contract terminations exceeding the revenue we realized from new contracts sold during the year
Our Health Management segment contributed total growth of $1,993,000, which includes growth of $789,000 from Health Management staffing services and growth of $1,204,000 from Health Management program services.
Gross Profit. Gross profit increased $358,000, or 2.7%, to $13,817,000 for 2005, from $13,459,000 for 2004.
Of this growth in gross profit, our Fitness Management segment contributed a total gross profit loss of $117,000, which includes a gross profit loss of $192,000 related to contract attrition from Fitness Management staffing services and growth of $75,000 from Fitness Management program services.
Our Health Management segment contributed total gross profit growth of $475,000, which includes growth of $91,000 from Health Management staffing services and growth of $384,000 from Health Management program services.
As a percent of revenue, gross profit decreased to 25.1%, from 25.7% for the same period last year. This decrease is predominantly driven by a decrease in gross profit for Health Management staffing and programs revenue, which decreased to 29.6% for 2005, from 32.5% for 2004. This decrease is primarily due to price concessions we made to attract new business. Gross profit for the year ended December 31, 2005 includes a $225,000 benefit related to a refund of workers compensation premiums for our 2004 plan year. Excluding the effect of this premium refund, gross profit as a percent of revenue would be 24.7% for the year ended December 31, 2005.
Operating Expenses and Operating Income. Operating expenses increased $384,000, or 3.9%, to $10,303,000 for 2005, from $9,919,000 for 2004. This increase is primarily attributable to anticipated increases in salaries and other operating expenses in our contract administration, programs management, sales and corporate administration areas.
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
In December 2005, we incurred a $634,000 non-cash charge related to a change in fair value for 1,530,000 warrants we issued in connection with the sale of $10.2 million of our Series B Convertible Preferred Stock in November 2005. Refer to “Critical Accounting Policies”, Valuation of Derivative Instrument, and the section titled “Liquidity and Capital Resources” contained under this Item 7 for further discussion of the accounting we will follow for this equity transaction.
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
Dividends to Preferred Shareholders. Dividend to preferred shareholders increased $55,000 to $141,000 for 2005, from $86,000 for 2004. This increase is entirely attributable to a dividend of 5% that we accrued on the $10.2 million related to our Series B Convertible Preferred Stock.
LIQUIDITY AND CAPITAL RESOURCES
Our working capital increased $896,000 to $5,791,000 for 2006, from $4,895,000 for 2005. This increase is largely attributable to increases in accounts receivable and prepaid expenses, which were offset by an increase in accounts payable, accrued expenses and accrued acquisition earnout.
In addition to cash flows generated from operating activities, our other primary source of liquidity and working capital is provided by a $7,500,000 Credit Agreement with Wells Fargo Bank, N.A. (the “Wells Loan”). At our option, the Wells Loan bears interest at prime, or the one-month LIBOR plus a margin of 2.25% to 2.75% based upon our Senior Leverage Ratio (effective rate of 8.25% and 7.25% at December 31, 2006 and 2005, respectively). The availability of the Wells Loan decreases $250,000 on the last day of each calendar quarter, beginning September 30, 2003, and matures on June 30, 2008, as amended. Working capital advances from the Wells Loan are based upon a percentage of our eligible accounts receivable, less any amounts previously drawn. The facility provided maximum borrowing capacity of $4,000,000 and $5,000,000 at December 31, 2006 and 2005, respectively, which was available for drawing on such respective dates. All borrowings are collateralized by substantially all of our assets. At December 31, 2006, we were in compliance with all of our financial covenants.
On November 14, 2005 (the “Effective Date”), in a Private Investment in Public Equity transaction (the “PIPE Transaction”), we issued an aggregate of 1,000 shares of Series B Convertible Preferred Stock (the “Series B Stock”), together with warrants to purchase 1,530,000 shares of common stock at $2.40 per share, to a limited number of accredited investors for aggregate gross proceeds of $10.2 million. After selling commissions and expenses, we received net proceeds of approximately $9.4 million. The Series B Stock automatically converted into 5,100,000 shares of our common stock on March 10, 2006, the date the Securities and Exchange Commission (the “SEC”) first declared effective a registration statement covering these shares. We used the proceeds from this PIPE Transaction to redeem our Series A Convertible Preferred Stock and to fund the acquisition of HealthCalc.Net, Inc.

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
Under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF 00-19”), the fair value of the warrants issued under the PIPE Transaction have been reported as a liability due to the requirement to net-cash settle the transaction. There are two reasons for this treatment: (i) there are liquidated damages, payable in cash, of 1% of the gross proceeds per month ($102,000) should we fail to maintain effectiveness of the registration statement in accordance with the PIPE Transaction; and (ii) our investors may put their warrants back to us for cash if we initiate a change in control that meets the definition previously discussed. As a result of the amendments we structured with the accredited investors on June 15, 2006, we were allowed to account for the warrants as equity. As a result of this accounting change, we made a final valuation of our warrant liability on June 15, 2006, which resulted in non-cash income of $406,694 for our second quarter in 2006, and the remaining warrant liability of $1,369,674 was reclassified to additional paid in capital. We are no longer required to revalue these warrants on a prospective basis.
On a short and long-term basis, we believe that sources of capital to meet our obligations will be provided by cash generated through operations and the Wells Loan. We also believe that our current and available resources will enable us to finance our expected 2007 operational investments without having to raise additional capital.

The following table represents the Company’s contractual obligations at December 31, 2006:

Payments Due By Period
		Less Than			More Than
	Total	1 Year	1 to 3 Years	3 to 5 Years	5 Years
Long-term debt obligations	$—	$—	$—	$—	$—
Operating lease obligations	$737,000	$363,000	$374,000	$—	$—
Inflation
We do not believe that inflation has significantly impacted our results of operations in any of the last three completed fiscal years.
Off-balance Sheet Arrangements
As of December 31, 2006, the Company had no off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities. Refer to the footnotes to the Company’s Consolidated Financial Statements contained herein for disclosure related to the Company’s “Commitments and Contingencies.”
Private Securities Litigation Reform Act
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Such “forward-looking” information is included in this Form 10-K, including this Item 7, as well as in other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company).
Forward-looking statements include all statements based on future expectations and specifically include, among other things, all statements relating to increasing revenue, improving margins, growth of our Fitness and Health Management business segments, the development of new business models, our ability to expand our programs and services and the sufficiency of our liquidity and capital resources. In addition, the estimated annualized revenue value of our new and lost contracts is a forward looking statement, which is based upon an estimate of the anticipated annualized revenue to be realized or lost. Such information should be used only as an indication of the activity we have recently experienced in our two business segments. These estimates, when considered together, should not be considered an indication of the total net, incremental revenue growth we expect to generate in any year, as actual net growth may differ from these estimates due to actual staffing levels, participation rates and contract duration, in addition to other revenue we may lose in the future due to contract termination. Any statements that are not based upon historical facts, including the outcome of events that have not yet occurred and our expectations for future performance, are forward-looking statements. The words “potential,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” “plan,” “anticipate,” and similar words and expressions are intended to identify forward-looking statements. Such statements are based upon the current beliefs and expectations of our management. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to those matters identified and discussed in Item 1A of this Form 10-K under “Risk Factors.”
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
Refer to management’s certifications contained elsewhere in this report regarding our compliance with Sections 302 and 906 of the Act.
HIPAA. The Administrative Simplification provisions of the Health Insurance Portability and Accountability Act of 1996, referred to herein as HIPAA, require group health plans and health care providers who conduct certain administrative and financial transactions electronically, referred to herein as Standard Transactions, to (a) comply with a certain data format and coding standards when conducting electronic transactions; (b) use appropriate technologies to protect the security and integrity of individually identifiable health information transmitted or maintained in an electronic format; and (c) protect the privacy of patient health information. Our occupational health, health risk assessment and health coaching services, in addition to the group health plan we sponsor for our employees, are subject to HIPAA’s requirements. We expect to be in compliance with HIPAA requirements within the timeline specified for our affected business segments. Our corporate, hospital, community and university-based fitness center management lines of business are not subject to the requirements of HIPAA.
RECENT ACCOUNTING PRONOUNCEMENTS
In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 06-3, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-3”). EITF 06-3 requires a company to disclose its accounting policy (i.e. gross vs. net basis) relating to the presentation of taxes within the scope of EITF 06-3. Furthermore, for taxes reported on a gross basis, an enterprise should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented. The guidance is effective for all periods beginning after December 15, 2006. We do not believe that the adoption of EITF 06-3 will have a material effect on our financial position or results of operation.
In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109.” FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements, tax positions taken or expected to be taken on a tax return, including the decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48, these changes will be accounted for as an adjustment to retained earnings. We do not believe that the adoption of FIN 48 will have a material effect on our financial position or results of operation.
In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 does not address “what” to measure at fair value; instead, it addresses “how” to measure fair value. SFAS 157 applies (with limited exceptions) to existing standards that require assets or liabilities to be measured at fair value. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data and requires new disclosures for assets and liabilities measured at fair value based on their level in the hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not believe that the adoption of SFAS 157 will have a material effect on our financial position or results of operation.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), which became effective on January 1, 2007. SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires an entity to evaluate the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on current year financial statements. If a misstatement is material to the current year financial statements, the prior year financial statements should also be corrected, even though such revision was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction should be made in the current period filings. The adoption of SAB 108 as of December 31, 2006 did not have a material effect on our financial position or results of operation.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, the adoption of SFAS No. 159 will have on our financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have no history of, nor do we anticipate in the future, investing in derivative financial instruments, derivative commodity instruments or other such financial instruments. We invoice our Canadian customers in their local currency, and such transactions are considered immaterial in relation to our total billings. As a result, the exposure to foreign currency fluctuations and other market risks is not material.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Consolidated Balance Sheets of the Company as of December 31, 2006 and 2005, and the related Consolidated Statements of Operations, Stockholders’ Equity, and Cash Flows for each of the three years in the period ended December 31, 2006, and the notes thereto have been audited by Grant Thornton LLP, independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Health Fitness Corporation
Minneapolis, Minnesota
          We have audited the accompanying consolidated balance sheets of Health Fitness Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Health Fitness Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
          As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based payments to adopt Financial Accounting Standards Board Statement No. 123(R), Share-Based Payments.
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
/s/ Grant Thornton LLP
Minneapolis, Minnesota
March 27, 2007

HEALTH FITNESS CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

	2006	2005
ASSETS

CURRENT ASSETS
Cash	$987,465	$1,471,505
Trade and other accounts receivable, less allowances of $283,100 and $200,700	12,404,856	8,839,046
Prepaid expenses and other	701,889	509,273
Deferred tax assets	217,476	337,800

Total current assets	14,311,686	11,157,624

PROPERTY AND EQUIPMENT, net	767,675	347,820

OTHER ASSETS
Goodwill	14,509,469	12,919,689
Software technology, less accumulated amortization of $370,200 and $0	1,658,575	1,762,000
Customer contracts, less accumulated amortization of $1,815,000 and $1,626,100	—	188,889
Trademark, less accumulated amortization of $246,300 and $147,000	246,809	346,057
Other intangible assets, less accumulated amortization of $166,500 and $88, 000	362,528	441,086
Deferred tax assets	437,010	374,500
Other	24,597	47,105

	$32,318,349	$27,584,770

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Trade accounts payable	$1,811,939	$687,125
Accrued salaries, wages, and payroll taxes	3,249,424	2,693,927
Accrued acquisition earnout	1,475,000	—
Other accrued liabilities	120,044	763,115
Accrued self funded insurance	201,053	250,000
Deferred revenue	1,663,121	1,868,446

Total current liabilities	8,520,581	6,262,613

LONG-TERM OBLIGATIONS	—	—

COMMITMENTS AND CONTINGENCIES	—	—

WARRANT OBLIGATION	—	2,210,889

PREFERRED STOCK, $0.01 par value; 10,000,000 shares authorized, 0 and 1,000 shares issued and outstanding at December 31, 2006 and 2005	—	8,623,546

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 50,000,000 shares authorized; 19,220,217 and 13,787,349 shares issued and outstanding at December 31, 2006 and 2005	192,202	137,874
Additional paid-in capital	25,989,447	15,625,425
Accumulated comprehensive income from foreign currency translation	(35,186)	1,245
Accumulated deficit	(2,348,695)	(5,276,822)

	23,797,768	10,487,722

	$32,318,349	$27,584,770

See notes to consolidated financial statements.

HEALTH FITNESS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
REVENUE	$63,578,540	$54,942,205	$52,454,668

COSTS OF REVENUE	45,947,956	41,125,031	38,995,451

GROSS PROFIT	17,630,584	13,817,174	13,459,217

OPERATING EXPENSES
Salaries	8,544,885	5,769,082	5,600,203
Other selling, general and administrative	5,040,709	3,712,429	3,440,134
Amortization of acquired intangible assets	368,618	821,611	878,333

Total operating expenses	13,954,212	10,303,122	9,918,670

OPERATING INCOME	3,676,372	3,514,052	3,540,547

OTHER INCOME (EXPENSE)
Interest expense	(7,512)	(25,965)	(465,571)
Interest costs — early debt repayment	—	—	(474,669)
Change in fair value of warrants	841,215	(634,435)	—
Other, net	9,646	10,585	1,642

EARNINGS BEFORE INCOME TAXES	4,519,721	2,864,237	2,601,949

INCOME TAX EXPENSE	1,495,184	1,518,946	927,929

NET EARNINGS	3,024,537	1,345,291	1,674,020

Dividend to preferred shareholders	96,410	140,890	86,400

NET EARNINGS (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$2,928,127	$1,204,401	$1,587,620

NET EARNINGS PER COMMON SHARE:
Basic	$0.16	$0.09	$0.13
Diluted	0.11	0.08	0.10

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	18,023,298	12,780,724	12,503,345
Diluted	19,736,785	16,929,636	16,151,017
See notes to consolidated financial statements.

HEALTH FITNESS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

			Additional	Accumulated		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Capital	Income	Deficit	Equity	Income
BALANCE AT JANUARY 1, 2004	12,357,334	123,573	17,671,536	5,707	(8,068,843)	9,731,973
Issuance of common stock through stock purchase plan	80,454	805	70,736	—	—	71,541
Issuance of common stock for options	66,100	661	34,586	—	—	35,247
Issuance of common stock for board of directors compensation	40,000	400	60,200	—	—	60,600
Issuance of common stock for warrants	38,282	383	(383)	—	—	—
Dividend to preferred shareholders	—	—	—	—	(86,400)	(86,400)
Net earnings	—	—	—	—	1,674,020	1,674,020	$1,674,020
Foreign currency translation	—	—	—	(3,248)	—	(3,248)	(3,248)

Comprehensive Income							$1,670,772

BALANCE AT DECEMBER 31, 2004	12,582,170	125,822	17,836,675	2,459	(6,481,223)	11,483,733
Issuance of common stock through stock purchase plan	89,227	892	162.116	—	—	163,008
Issuance of common stock for options	98,681	987	14,566	—	—	15,553
Issuance of common stock for acquisition	847,281	8,473	1,991,527	—	—	2,000,000
Issuance of common stock for warrants	169,990	1,700	(1,700)	—	—	—
Net repurchase of Series A preferred stock and warrants	—	—	(3,539,466)	—	—	(3,539,466)
Payment of Series B preferred stock financing costs	—	—	(813,021)	—	—	(813,021)
Reallocation of deferred financing costs	—	—	(25,272)	—	—	(25,272)
Dividend to preferred shareholders	—	—	—	—	(140,890)	(140,890)
Net earnings	—	—	—	—	1,345,291	1,345,291	$1,345,291
Foreign currency translation	—	—	—	(1,214)	—	(1,214)	(1,214)

Comprehensive Income							$1,344,077

BALANCE AT DECEMBER 31, 2005	13,787,349	$137,874	$15,625,425	$1,245	$(5,276,822)	$10,487,722
Issuance of common stock through stock purchase plan	90,572	905	170,384	—	—	171,289
Redemption of common stock for option exercises	(31,554)	(315)	(67,526)			(67,841)
Issuance of common stock for options	253,850	2,538	75,392	—	—	77,930
Payment of Series B preferred stock financing costs			(161,725)			(161,725)
Issuance of common stock for Series B preferred stock	5,100,000	51,000	8,572,546	—	—	8,623,546
Reclassification of warrant liability			1,369,674			1,369,674
Issuance of common stock for board of directors compensation	20,000	200	31,800	—	—	32,000
Stock option compensation	—	—	373,477	—	—	373,477
Dividend to preferred shareholders	—	—	—	—	(96,410)	(96,410)
Net earnings	—	—	—	—	3,024,537	3,024,537	$3,024,537
Foreign currency translation	—	—	—	(36,431)	—	(36,431)	(36,431)

Comprehensive Income							$2,988,106

BALANCE AT DECEMBER 31, 2006	19,220,217	$192,202	$25,989,447	$(35,186)	$(2,348,695)	$23,797,768

See notes to consolidated financial statements.

HEALTH FITNESS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$3,024,537	$1,345,291	$1,674,020
Adjustment to reconcile net earnings to net cash provided by operating activities:
Common stock issued for Board of Directors compensation	32,000	—	60,600
Stock-based compensation	373,477	—	—
Depreciation	538,511	88,663	93,030
Amortization	366,694	817,210	1,034,654
Interest on escrow account	—	—	(2,611)
Warrant valuation adjustment	(841,215)	634,435	—
Deferred taxes	57,814	1,169,200	655,101
Loss on disposal of assets	—	1,897	—
Interest – early debt repayment	—	—	345,754
Change in assets and liabilities, net of assets acquired:
Trade and other accounts receivable	(3,565,810)	(554,637)	(2,929,206)
Prepaid expenses and other	(192,616)	(295,319)	(26,607)
Other assets	22,508	39,910	(22,557)
Trade accounts payable	1,088,382	(222,537)	267,178
Accrued liabilities and other	1,338,479	127,031	1,204,508
Deferred revenue	(205,325)	(175,294)	550,036

Net cash provided by operating activities	2,037,436	2,975,850	2,903,900

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(854,940)	(232,485)	(66,121)
Business acquisitions, net of cash acquired	(1,589,780)	(4,344,476)	(296,927)
Net cash payment made for acquisition	—	(7,085)	—

Net cash used in investing activities	(2,444,720)	(4,584,046)	(363,048)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under note payable	—	13,899,950	18,257,358
Repayments of note payable	—	(15,512,709)	(19,419,599)
Proceeds from cash escrow account	—	—	474,609
Net proceeds from issuance of preferred stock and warrants	—	9,386,979	—
Repurchase of equity securities	—	(5,114,382)	—
Repayments of long term obligations	—	—	(2,000,000)
Costs from the issuance of preferred stock	(161,725)	—	—
Proceeds from the issuance of common stock	171,288	163,008	71,541
Proceeds from the exercise of stock options	10,091	15,553	35,247
Payment of Series B preferred stock dividend	(96,410)	—	—

Net cash provided by (used in) financing activities	(76,756)	2,838,399	(2,580,844)

NET INCREASE (DECREASE) IN CASH	(484,040)	1,230,203	(39,992)

CASH AT BEGINNING OF YEAR	1,471,505	241,302	281,294

CASH AT END OF YEAR	$987,465	$1,471,505	$241,302

SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow information:
Cash paid for interest	$1,681	$30,366	$438,111
Cash paid for taxes	1,502,987	672,147	160,827

Noncash investing and financing activities affecting cash flows:
Dividend to preferred shareholders	—	(140,890)	(86,400)
Common stock issued in business acquisition	—	2,000,000	—
Value of warrants issued to placement agents	—	$114,191	—
Redemption of common stock	(67,841)	—	—
See notes to consolidated financial statements.

HEALTH FITNESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business – We provide fitness and health management services and programs to corporations, hospitals, communities and universities located in the United States and Canada. Fitness and health management services include the development, marketing and management of corporate, hospital, community and university based fitness centers, worksite health promotion, injury prevention and work-injury management consulting, and on-site physical therapy. Programs include fitness and health services for individual customers, including health risk assessments, biometric screenings, nutrition and weight loss programs, personal training, smoking cessation, massage therapy, back care and ergonomic injury prevention.

Segment Reporting – Effective with the fourth quarter of 2006, we made a decision to move to segment reporting based upon the evolution of our Health Management business model, and our belief that the future financial results for our Health Management segment may outpace the financial results of our Fitness Management segment. Another factor contributing to this decision relates to the higher level of resources we expect to invest in order to maximize the future growth opportunities we believe exists in our Health Management segment. As a result of these factors, we are now following FASB Statement No. 131, Disclosure about Segments of an Enterprise and Related Information (“SFAS 131”), for the two segments of our business: Fitness Management and Health Management.

Consolidation – The consolidated financial statements include the accounts of our Company and our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Cash – We maintain cash balances at several financial institutions, and at times, such balances exceed insured limits. We have not experienced any losses in such accounts and we believe we are not exposed to any significant credit risk on cash. At December 31, 2006 and 2005, we had cash of approximately $36,900 and $24,500 (U.S. Dollars) in a Canadian bank account.

Trade and Other Accounts Receivable – Trade and other accounts receivable represent amounts due from companies and individuals for services and products. We grant credit to customers in the ordinary course of business, but generally do not require collateral or any other security to support amounts due. Management performs ongoing credit evaluations of customers. Accounts receivable from sales of services are typically due from customers within 30 to 90 days. Accounts outstanding longer than contractual payment terms are considered past due. We determine our allowance for discounts and doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customer’s current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole. We write off accounts receivable when they become uncollectible, and payments subsequently received on such receivable are credited to the allowance. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers and their geographic dispersion. We had bad debt expense of $104,000, $3,870 and $104,961 for the periods ended December 31, 2006, 2005 and 2004.

Property and Equipment – Property and equipment are stated at cost. Depreciation and amortization are computed using both straight-line and accelerated methods over the useful lives of the assets.

Software Development Costs - Software development costs are accounted for in accordance with Statement SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Accordingly, software development costs incurred subsequent to the determination of technological feasibility and marketability of a software product are capitalized. Capitalization of costs ceases and amortization of capitalized software development costs commences when the products are

HEALTH FITNESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
available for general release. Amortization is determined on a product by product basis using the greater of a ratio of current product revenues to projected current and future product revenues or an amount calculated using the straight-line method over the estimated economic life of the product, which is generally three to five years.

Capitalized software development costs are stated at the lower of amortized cost or net realizable value. Recoverability of these capitalized costs is determined by comparing the forecasted future revenues from the related products, based on management’s best estimates using appropriate assumptions and projections at the time, to the carrying amount of the capitalized software development costs. If the carrying value is determined not to be recoverable from future revenues, an impairment loss is recognized equal to the amount by which the carrying amount exceeds the future revenues.

During 2006, we capitalized $267,000 of software development costs related to enhancements we made to our eHealth platform, a system we acquired through our acquisition of HealthCalc. Capitalized software development costs are captured within Software Technology. These software development costs will be amortized over the remaining economic life of the eHealth platform, or five years. We expect to recover our capitalized software development costs due to the growth of our Health Management segment.

Goodwill – Goodwill represents the excess of the purchase price and related costs over the fair value of net assets of businesses acquired. The carrying value of goodwill is tested for impairment on an annual basis or when factors indicating impairment are present. Projected discounted cash flows are used in assessing these assets. We elected to complete the annual impairment test of goodwill on December 31 each year and determined that our goodwill relates to two reporting units for purposes of impairment testing. The Company determined that there was no impairment of goodwill at December 31, 2006, 2005, and 2004.

Intangible Assets – Our intangible assets include customer contracts, trademarks and tradenames, software and other intangible assets, all of which are amortized on a straight-line basis. Customer contracts represent the fair value assigned to acquired customer contracts, which are amortized over the remaining life of the contracts, approximately 13-23 months. Trademarks and tradenames represent the value assigned to an acquired trademarks and tradenames, and are amortized over a period of five years. Software represents the value assigned to an acquired web-based software program and is amortized over a period of five years. Other intangible assets include the value assigned to acquired customer lists, which is amortized over a period of six years, as well as deferred financing costs, which are amortized over the term of the related credit agreement. Amortization expense for intangible assets totaled $738,803, $817,210, and $955,422 for the twelve months ended December 31, 2006, 2005, and 2004.

Expected future amortization of intangible assets is as follows:

Years ending December 31
2007	$580,171
2008	570,769
2009	504,785
2010	504,785
Thereafter	107,402
Revenue Recognition – Revenue is recognized at the time the service is provided to the customer. We determine our allowance for discounts by considering historical discount history and current payment practices of our customers. For annual contracts, monthly amounts are recognized ratably over the term of the contract. Certain services provided to the customer may vary on a periodic basis and are invoiced to the customer in arrears. The revenues relating to theses services are estimated in the month that the service is

HEALTH FITNESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
performed. Accounts receivable related to estimated revenues were $1,644,211 and $1,283,979 at December 31, 2006 and 2005.

We also provide services to companies located in Canada. Revenue recognized from our Canadian customers totaled approximately $259,300, $277,600 and $253,200 for the periods ended December 31, 2006, 2005 and 2004. Although we invoice these customers in their local currency, we do not believe there is a risk of material loss due to foreign currency translation.

Amounts received from customers in advance of providing contracted services are treated as deferred revenue and recognized when the services are provided. Accounts receivable relating to deferred revenue were $1,663,121 and $1,868,446 at December 31, 2006 and 2005.

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

Advertising – The Company expenses advertising costs as they are incurred. Advertising expense for the periods ended December 31, 2006, 2005 and 2004 was $159,646, $119,364 and $118,074.

Comprehensive Income – Comprehensive income is net earnings plus certain other items that are recorded directly to stockholders’ equity. Our comprehensive income represents net earnings adjusted for foreign currency translation adjustments. Comprehensive income is disclosed in the consolidated statement of stockholders’ equity.

Net Earnings Per Common Share – Basic net earnings per common share is computed by dividing net earnings applicable to common shareholders by the number of basic weighted average common shares outstanding. Diluted net earnings per share is computed by dividing net earnings applicable to common shareholders, plus dividends to preferred shareholders (net earnings), less the non-cash benefit related to a change in fair value of warrants by the number of diluted weighted average common shares outstanding, and common share equivalents relating to stock options, stock warrants and stock warrants, if dilutive. Refer to Exhibit 11.0 attached hereto for a detail computation of earnings per share.

Common stock options and warrants to purchase 2,393,681, 517,163 and 400,100 shares of common stock with weighted average exercise prices of $2.51, $2.78 and $2.54 were excluded from the 2006, 2005 and 2004 diluted computation because their exercise price exceeded the average trading price of our common stock during each of the periods.

Stock-Based Compensation – We maintain a stock option plan for the benefit of certain eligible employees and directors of the Company. Commencing January 1, 2006, we adopted Statement of Financial Accounting Standard No. 123R, “Share Based Payment” (“SFAS 123R”), using the modified prospective method of adoption, which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values over the requisite service period. The compensation cost we record for these awards is based on their fair value on the date of grant. The Company continues to use the Black Scholes option-pricing model as its method for valuing stock options. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate and dividend yield. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. Further information on our share-based payments can be found in Note 9 in the Notes to the Consolidated Financial Statements under Item 8.

HEALTH FITNESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
Fair Values of Financial Instruments – Due to their short-term nature, the carrying value of our current financial assets and liabilities approximates their fair values. The fair value of long-term obligations, if recalculated based on current interest rates, would not significantly differ from the recorded amounts.

Valuation of Derivative Instruments – In accordance with the interpretive guidance in EITF Issue No. 05-4, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” we valued warrants we issued in November 2005 in our financing transaction as a derivative liability. We were required to make certain periodic assumptions and estimates to value the derivative liability. Factors affecting the amount of this liability include changes in our stock price, the computed volatility of our stock price and other assumptions. The change in value is reflected in our statements of operations as non-cash income or expense, and the changes in the carrying value of derivatives can have a material impact on our financial statements.

Income Taxes – The Company records income taxes in accordance with the liability method of accounting. Deferred income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities and federal operating loss carryforwards. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment. We do not record a tax liability or benefit in connection with the change in fair value of certain of our warrants. Income taxes are calculated based on management’s estimate of the Company’s effective tax rate, which takes into consideration a federal tax rate of 34% and an effective state tax rate of 6%.

Use of Estimates – Preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.	FINANCING

On November 14, 2005 (the “Effective Date”), in a Private Investment in Public Equity transaction (the “PIPE Transaction”), we issued an aggregate of 1,000 shares of Series B Convertible Preferred Stock (the “Series B Stock”), together with warrants to purchase 1,530,000 shares of common stock at $2.40 per share, to a limited number of accredited investors for aggregate gross proceeds of $10.2 million. After selling commissions and expenses, we received net proceeds of approximately $9.4 million. The Series B Stock automatically converted into 5,100,000 shares of our common stock on March 10, 2006, the date the Securities and Exchange Commission (the “SEC”) first declared effective a registration statement covering these shares. We used the proceeds from this PIPE Transaction to redeem our Series A Convertible Preferred Stock and to fund the acquisition of HealthCalc.Net, Inc.

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

HEALTH FITNESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
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

Under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF 00-19”), the fair value of the warrants issued under the PIPE Transaction have been reported as a liability due to the requirement to net-cash settle the transaction. There are two reasons for this treatment: (i) there are liquidated damages, payable in cash, of 1% of the gross proceeds per month ($102,000) should we fail to maintain effectiveness of the registration statement in accordance with the PIPE Transaction; and (ii) our investors may put their warrants back to us for cash if we initiate a change in control that meets the definition previously discussed. As a result of the amendments we structured with the accredited investors on June 15, 2006, we were allowed to account for the warrants as equity. As a result of this accounting change, we made a final valuation of our warrant liability on June 15, 2006, which resulted in non-cash income of $406,694 for our second quarter in 2006, and the remaining warrant liability of $1,369,674 was reclassified to additional paid in capital. We are no longer required to revalue these warrants on a prospective basis.

3.	REPURCHASE OF EQUITY SECURITIES

On November 15, 2005, using part of the proceeds from our PIPE Transaction, we redeemed all of the outstanding shares of our Series A Convertible Preferred Stock sold to Bayview Capital Partners LP (“Bayview”), which were convertible into 2,222,210 shares of common stock, and warrants to purchase 1,213,032 shares of common stock if exercised for cash, or 916,458 shares of common stock if exercised on a “cash-less” basis. The total cash we used to make this repurchase was approximately $5.1 million. At December 31, 2005, Bayview held warrants to purchase an additional 62,431 shares of common stock at exercise prices ranging from $2.24 to $2.70 per share, which were obtained in connection with anti-dilution rights. We did not repurchase these shares as they were out-of-the-money.

HEALTH FITNESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
4.	BUSINESS ACQUISITION

On December 23, 2005, using substantially all of the remaining proceeds from our PIPE Transaction, we acquired all of the capital stock of HealthCalc. Net, Inc, a leading provider of web-based fitness, health management and wellness programs. We purchased HealthCalc because we believe their proven technology platform will play a very important role in the overall growth strategy related to the corporate health management area of our business. We paid $3.9 million in cash and issued $2 million in common stock, representing 847,281 shares, to HealthCalc’s shareholders.

We accounted for this acquisition using the purchase method of accounting. The fair market value of the assets acquired resulted in the following purchase price allocation:

Cash price paid	$3,934,108
Common stock issued	2,000,000
Accrued acquisition earnout	1,475,000
Acquisition costs	632,334
Cash acquired	(107,187)
Liabilities assumed	159,277

Total purchase price	$8,093,532

Purchase Price Allocation
Accounts receivable	$136,978
Property and equipment	55,587
Software	1,762,000
Customer contracts	85,000
Trademark/Tradenames	136,000
Other intangibles (customer lists)	431,000
Excess of cost over assets acquired (goodwill)	5,486,967

$8,093,532

At December 31, 2006, we recorded a liability of $1,475,000 in favor of the former shareholders of HealthCalc, with the offset reflected as an increase to goodwill. In accordance with the Stock Purchase Agreement executed in this transaction, we agreed to pay the shareholders of HealthCalc, in cash, stock or a combination thereof, a contingent earnout payment based upon the achievement of specific 2006 revenue objectives. On March 27, 2007, our Board of Directors determined that this earnout payment would be made by a cash payment of $737,500 and the issuance of 262,590 shares of common stock, which was determined using an average closing share price of $2.81 for the twenty-one trading days preceding the date of payment. We made the cash payment on March 28, 2007 and issued the common stock effective on March 27, 2007.

HEALTH FITNESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
The following unaudited pro forma condensed consolidated results of operations have been prepared as if the acquisition of HealthCalc had occurred as of January 1, 2004:

	Years Ended December 31
	2005	2004
Net revenues	$56,574,309	$54,084,358
Net earnings	1,687,863	1,345,796
Net earnings to common shareholders	1,546,973	1,259,396
Net earnings per common share:
Basic	$0.11	$0.09
Diluted	$0.10	$0.08
Weighted average common shares outstanding
Basic	13,607,113	13,350,626
Diluted	17,756,025	16,998,298
The unaudited pro forma condensed consolidated results of operations are not necessarily indicative of results that would have occurred had the acquisition occurred as of January 1, 2004, nor are they necessarily indicative of the results that may occur in the future.

5.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

	Useful Life	2006	2005
Leasehold improvements	Term of lease	$11,757	$11,757
Office equipment	3-7 years	1,496,302	1,243,844
Software	3 years	235,371	218,295
Health care equipment	1-5 years	772,231	453,583

		2,515,661	1,927,479
Less accumulated depreciation and amortization		1,747,986	1,579,659

		$767,675	$347,820

6.	LONG-TERM OBLIGATIONS

Our primary source of liquidity and working capital is provided by a $7,500,000 Credit Agreement with Wells Fargo Bank, N.A. (the “Wells Loan”). At our option, the Wells Loan bears interest at prime, or the one-month LIBOR plus a margin of 2.25% to 2.75% based upon our Senior Leverage Ratio (effective rate of 8.25% and 7.25% at December 31, 2006 and 2005). The availability of the Wells Loan decreases $250,000 on the last day of each calendar quarter, beginning September 30, 2003, and matures on June 30, 2008, as amended. Working capital advances from the Wells Loan are based upon a percentage of our eligible accounts receivable, less any amounts previously drawn. The facility provided maximum borrowing capacity of $4,000,000 and $5,000,000 at December 31, 2006 and 2005, which was available for drawing on such respective dates. All borrowings are collateralized by substantially all of our assets. At December 31, 2006 and 2005, we were in compliance with all of our financial covenants.

7.	COMMITMENTS AND CONTINGENCIES

Leases – We lease office space and equipment under various operating leases. In addition to base rental payments, these leases require us to pay a proportionate share of real estate taxes, special assessments, and

HEALTH FITNESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
maintenance costs. The lease for our corporate headquarters, as well as the office lease for HealthCalc, has escalating lease payments through 2007 and 2010. Costs incurred under operating leases are recorded as rent expense and totaled approximately $404,000, $302,000, and $271,000 for the years ended December 31, 2006, 2005, and 2004.

Minimum rent payments due under operating leases are as follows:

Years ending December 31:
2007	$363,000
2008	177,000
2009	162,000
2010	35,000
Thereafter	—
Legal Proceedings – We are involved in various claims and lawsuits incident to the operation of our business. We believe that the outcome of such claims will not have a material adverse effect on our financial condition, results of operation, or cash flows.

Liquidated Damages — In accordance with the terms of the PIPE Transaction, we were required to file with the SEC, within sixty (60) days from the Effective Date, a registration statement covering the common shares issued and issuable in the PIPE Transaction. We were also required to cause the registration statement to be declared effective on or before the expiration of one hundred twenty (120) days from the Effective Date. We would have been subject to liquidated damages of one percent (1%) per month of the aggregate gross proceeds ($10,200,000), if we failed to meet these date requirements. On March 10, 2006, the SEC declared effective our registration statement and, as a result, we did not pay any liquidated damages for failure to meet the filing and effectiveness date requirements. We could nevertheless be subject to the foregoing liquidated damages if we fail (subject to certain permitted circumstances) to maintain the effectiveness of the registration statement. On June 15, 2006, we entered into an agreement with the accredited investors to amend the Registration Rights Agreement to cap the amount of liquidated damages we could pay at 9% of the aggregate purchase price paid by each accredited investor.

8.	BENEFIT PLAN

We maintain a 401(k) plan whereby employees are eligible to participate in the plan providing they have attained the age of 18 and have completed one month of service. The plan was amended in December 2002 to allow participants to contribute up to 20% of their earnings effective April 1, 2003. Previously, participants were able to contribute up to 15% of their earnings. We may make certain matching contributions, which were approximately $297,000, $261,000, and $277,000 for the years ended December 31, 2006, 2005, and 2004.

9.	EQUITY

Stock Options – We maintain a stock option plan for the benefit of certain eligible employees and our directors. We have authorized 4,000,000 shares for grant under our 2005 Stock Option Plan, and a total of 1,313,275 shares of common stock are reserved for additional grants of options at December 31, 2006. Generally, the options outstanding are granted at prices equal to the market value of our stock on the date of grant, generally vest over four years and expire over a period of six or ten years from the date of grant.

Commencing January 1, 2006, we adopted Statement of Financial Accounting Standard No. 123R, “Share Based Payment” (“SFAS 123R”), which requires all share-based payments, including grants of stock

HEALTH FITNESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
options, to be recognized in the income statement as an operating expense, based on their fair values over the requisite service period. Prior to 2006, the compensation cost we recorded for option awards was based on their grant date fair value as calculated for the proforma disclosures required by Statement 123.

We recorded $373,477 of stock option compensation expense for the twelve months ended December 31, 2006. We also recorded a deferred tax benefit of $149,392 for the twelve months ended December 31, 2006 in connection with recording this non-cash expense. This deferred tax benefit will be adjusted based upon the actual tax benefit realized from the exercise of the underlying stock options. The compensation expense reduced diluted earnings per share by approximately $0.01 for the twelve months ended December 31, 2006.

In 2005 and 2004, we utilized the intrinsic value method of accounting for our stock- based employee compensation plans. All options granted had an exercise price equal to the market value of the underlying common stock on the date of grant and accordingly, no compensation cost is reflected in net earnings for the years ended December 31, 2005 and 2004. The following table illustrates the effect on net earnings and earnings per share if we had applied the fair value method:

	2005	2004
Net earnings applicable to common shareholders — basic	$1,204,401	$1,587,620
Add: Dividends to preferred shareholders	140,890	86,400

Net earnings — diluted	1,345,291	1,674,020

Less: Compensation expense determined under the fair value method, net of tax	(187,898)	(171,500)

Proforma net earnings, basic	$1,016,503	$1,416,120

Proforma net earnings, diluted	$1,157,393	$1,502,520

Net earnings per common share:
Basic-as reported	$0.09	$0.13

Basic-proforma	$0.08	$0.11

Diluted-as reported	$0.08	$0.10

Diluted-proforma	$0.07	$0.09

As of December 31, 2006, approximately $637,000 of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.60 years.

Prior to adopting SFAS 123R, we accounted for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” We have applied the modified prospective method in adopting SFAS 123R. Accordingly, periods prior to adoption have not been restated.

HEALTH FITNESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
The following table summarizes information about stock options at December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted Average Remaining	Weighted Average		Weighted Average
Range of	Number	Contractual Life	Exercise	Number	Exercise
Exercise Prices	Outstanding	In Years	Price	Exercisable	Price
$0.30 - $0.39	155,400	2.12	$0.39	114,675	$0.39
0.47 - 0.69	596,650	1.45	0.56	596,650	0.56
0.95 - 1.25	259,000	3.70	1.16	199,250	1.17
1.26 - 2.27	458,600	3.89	1.85	341,800	1.81
2.28 - 3.00	781,250	3.60	2.74	353,625	2.81

	2,250,900	3.00	$1.64	1,606,000	$1.39

We use the Black-Scholes option pricing model to determine the weighted average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Fiscal Year Ending
	December 31,
	2006	2005	2004
Risk-free interest rate	4.48%	2.79%	3.30%
Expected volatility	68.9%	72.4%	88.0%
Expected life (in years)	3.96	3.04	4.00
Dividend yield	—	—	—
A summary of the stock option activity is as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding at January 1, 2004	1,710,900	$0.88
Granted	320,100	1.87
Exercised	(66,100)	0.53
Forfeited	(43,350)	0.54

Outstanding at December 31, 2004	1,921,550	1.06
Granted	357,500	2.58
Exercised	(109,625)	0.39
Forfeited	(12,000)	1.94

Outstanding at December 31, 2005	2,157,425	1.34
Granted	515,500	2.43
Exercised	(253,850)	0.31
Forfeited	(168,175)	2.33

Outstanding at December 31, 2006	2,250,900	$1.64

Stock options outstanding at December 31, 2006 have an aggregate intrinsic value of $2,373,838, and a weighted average remaining term of 3.04 years.

HEALTH FITNESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Weighted
	Number of	Average
	Shares	Exercise Price
Options exercisable at December 31:
2006	1,606,000	$1.39
2005	1,520,900	$1.18
2004	1,249,450	$1.05
Stock options exercisable at December 31, 2006 have an aggregate intrinsic value of $2,104,332, and a weighted average remaining term of 2.49 years.

Employee Stock Purchase Plan – We maintain an Employee Stock Purchase Plan, which allows employees to purchase shares of our common stock at 95% of the fair market value. A total of 1,000,000 shares of common stock are reserved for issuance under this plan, of which 391,562 shares are unissued and remain available for issuance at December 31, 2006. There were 90,572, 89,227 and 80,454 shares issued under the plan during 2006, 2005 and 2004.

Warrants – We have outstanding warrants to selling agents and investors that were issued in connection with financing transactions.

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

A summary of the stock warrants activity is as follows:

		Exercise
	Number of	Price
	Shares	Per Share
Outstanding at January 1, 2004	1,460,320	$0.30 – 0.50
Exercised	(38,282)	0.30
Forfeited	(6,718)	0.30

Outstanding at December 31, 2004	1,415,320	0.30 – 0.50
Granted	1,697,143	0.50 – 2.70
Exercised	(1,086,448)	0.30 – 0.50
Forfeited	(331,584)	0.30 – 0.50

Outstanding at December 31, 2005	1,694,431	2.00 – 2.70
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2006	1,694,431	2.00 – 2.70

HEALTH FITNESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

		Exercise
	Number of	Price
	Shares	Per Share
Warrants exercisable at December 31:
2006	1,694,431	$2.00 – 2.70
2005	1,694,431	2.00 – 2.70
2004	1,415,320	0.30 – 0.50
10.	INCOME TAXES

Income tax expense consists of the following:

	2006	2005	2004
Current	$1,435,000	$412,346	$272,828
Deferred	60,184	1,106,600	655,101

	$1,495,184	$1,518,946	$927,929

A reconciliation between taxes computed at the expected federal income tax rate and the effective tax rate for the years ended December 31 is as follows:

	2006	2005	2004
Tax expense computed at statutory rates	$1,567,910	$973,800	$884,700
State tax benefit, net of federal effect	181,745	205,800	154,600
Nontaxable warrant expense (income)	(286,913)	215,700	—
Adjustment to income tax provision accruals	—	110,700	(199,700)
Other	32,442	12,946	88,329

	$1,495,184	$1,518,946	$927,929

At December 31, 2006 and 2005, we had no remaining federal operating loss carryforwards. For 2005, 2004 federal operating loss carryforwards were used to reduce federal taxes payable by approximately $1,091,000 and $1,030,000.

The components of deferred tax assets at December 31 consist of the following:

	2006	2005
Current:
Allowances	$69,500	$8,200
Accrued employee benefits	84,000	185,300
State tax loss carryforwards	64,000	144,300

Net current asset	$217,500	$337,800

Noncurrent:
Depreciation and amortization	295,200	$374,500
Accrued employee benefits	141,800	—

	$437,000	$374,500

HEALTH FITNESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
11.	ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 06-3, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-3”). EITF 06-3 requires a company to disclose its accounting policy (i.e. gross vs. net basis) relating to the presentation of taxes within the scope of EITF 06-3. Furthermore, for taxes reported on a gross basis, an enterprise should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented. The guidance is effective for all periods beginning after December 15, 2006. We do not believe the adoption of EITF 06-3 will have a material effect on our financial position and results of operation.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109.” FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements, tax positions taken or expected to be taken on a tax return, including the decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48, these changes will be accounted for as an adjustment to retained earnings. We do not believe the adoption of FIN 48 will have a material effect on our financial position and results of operation.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 does not address “what” to measure at fair value; instead, it addresses “how” to measure fair value. SFAS 157 applies (with limited exceptions) to existing standards that require assets or liabilities to be measured at fair value. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data and requires new disclosures for assets and liabilities measured at fair value based on their level in the hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not believe the adoption of SFAS 157 will have a material effect on our financial position and results of operation.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), which became effective on January 1, 2007. SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires an entity to evaluate the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on current year financial statements. If a misstatement is material to the current year financial statements, the prior year financial statements should also be corrected, even though such revision was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction should be made in the current period filings. The adoption of SAB 108 as of December 31, 2006 did not have a material effect on our financial position and results of operation.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, the adoption of SFAS No. 159 will have on our financial statements.

HEALTH FITNESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
12.	SIGNIFICANT CUSTOMER RELATIONSHIP

At December 31, 2006, 2005 and 2004, we had one customer relationship that provided 10.3%, 11.9% and 10.3% of our total revenue. For this customer, we provide fitness center management and employee wellness administration services for approximately 50 locations. The agreement with this customer was recently renewed and expires December 31, 2009, and will automatically renew for successive one year periods unless either party delivers written notice at least 90 days prior to termination. We believe that our relationship with this customer is good.

13.	RELATED PARTY TRANSACTION

K. James Ehlen, M.D., a member of our Board of Directors, provides to us certain medical advisory services, in addition to supporting the development of our strategy for corporate health management services. For 2006, 2005, and 2004, Dr. Ehlen was paid $4,500, $66,336, and $100,000 for his services.

14.	BUSINESS SEGMENTS

Effective with the fourth quarter of 2006, we organized our business into two operating segments: Fitness Management Services and Health Management Services. Within each of these business segments, we provide two types of service: (i) Staffing Services, and (ii) Program and Consulting Services. We assess and manage the performance of each business segment by reviewing internally-generated reports that detail revenue and gross profit results for each of our customer sites. This information is used to formulate plans regarding the future prospects of our business, and aids in our determination of how we will invest our resources to ensure we achieve our future revenue and profitability growth targets.

HEALTH FITNESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
The following table provides an analysis of business segment revenue and gross profit for each of the years ending December 31, 2006, 2005 and 2004:

	2006	2005	2004
Revenue

Fitness Management Services
Staffing Services	$39,670,546	$38,226,444	$38,446,085
Program and Consulting Services	2,574,463	2,392,272	1,678,343

	42,245,009	40,618,716	40,124,428

Health Management Services
Staffing Services	13,669,201	12,267,973	11,478,361
Program and Consulting Services	7,664,330	2,055,516	851,879

	21,333,531	14,323,489	12,330,240

Total Revenue
Staffing Services	53,339,747	50,494,417	49,924,446
Program and Consulting Services	10,238,793	4,447,788	2,530,222

	$63,578,540	$54,942,205	$52,454,668

Gross Profit

Fitness Management Services
Staffing Services	$8,861,829	$8,772,194	$8,964,117
Program and Consulting Services	1,129,585	810,401	735,487

	9,991,414	9,582,595	9,699,604

Health Management Services
Staffing Services	3,399,875	3,499,117	3,407,956
Program and Consulting Services	4,239,295	735,462	351,657

	7,639,170	4,234,579	3,759,613

Total Gross Profit
Staffing Services	12,261,704	12,271,311	12,372,073
Program and Consulting Services	5,368,880	1,545,863	1,087,144

	$17,630,584	$13,817,174	$13,459,217

We do not have any assets that are specifically related solely to either of our two business segments.

HEALTH FITNESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
15.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter ended
	March 31,	June 30,	September 30,	December 31,
2006
Revenue	$14,567,261	$15,575,130	$16,340,380	$17,095,769
Gross profit	3,604,480	4,160,014	5,278,628	4,587,462
Net earnings applicable to common shareholders	563,263	727,474	1,173,841	463,549

Net earnings per common share
Basic	$0.04	$0.04	$0.06	$0.02
Diluted	0.01	0.02	0.06	0.02

Weighted average common shares outstanding
Basic	15,001,832	18,831,169	18,963,948	19,085,789
Diluted	19,666,941	20,310,830	19,550,662	19,823,346

	Quarter ended
	March 31,	June 30,	September 30,	December 31,
2005
Revenue	$13,465,101	$13,678,615	$13,464,278	$14,334,211
Gross profit	3,441,802	3,450,616	3,498,814	3,425,942

Net earnings (loss) applicable to common shareholders	627,934	498,183	506,488	(428,204)

Net earnings (loss) per common share
Basic	$0.05	$0.04	$0.04	$(0.03)
Diluted	0.04	0.03	0.03	(0.03)

Weighted average common shares outstanding
Basic	12,619,603	12,652,370	12,836,971	13,008,291
Diluted	16,614,522	16,618,997	16,662,753	13,008,291

HEALTH FITNESS CORPORATION
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Balance at	Charged to	Charged to			Balance
	Beginning	Costs and	Other accounts	Deductions		at End
Description	of Period	Expenses	Describe	Describe		of Period
Trade and other accounts receivable allowances:

Year ended December 31, 2006	$200,700	$104,000	—	$(21,600)	(a)	$283,100

Year ended December 31, 2005	$210,700	$12,400	—	$(22,400)	(a)	$200,700

Year ended December 31, 2004	$131,000	$79,700	—	$—	(a)	$210,700

(a)	Accounts receivable written off as uncollectible

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          None.
ITEM 9A. CONTROLS AND PROCEDURES
     Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of December 31, 2006. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     There were no changes in the Company’s internal controls over financial reporting during the fourth quarter of fiscal year 2006 that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
          See “SALES OF UNREGISTERED SECURITIES” under Item 5 of this Form 10-K.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     Other than the information included in this Form 10-K under the heading “Executive Officers of the Registrant,” which is set forth at the end of Part I, the information required by Item 10 is incorporated by reference to the sections labeled “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” all of which appear in our definitive proxy statement for our 2007 Annual Meeting.
ITEM 11. EXECUTIVE COMPENSATION
     The information required by Item 11 is incorporated herein by reference to the sections entitled “Executive Compensation,” “2006 Director Compensation,” “Compensation/Human Capital Committee,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report,” all of which appear in our definitive proxy statement for our 2007 Annual Meeting.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
                 STOCKHOLDER MATTERS
     The information required by Item 12 is incorporated herein by reference to the sections entitled “Principal Shareholders and Management Shareholdings” and “Equity Compensation Plan Information,” which appear in our definitive proxy statement for our 2007 Annual Meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information required by Item 13 is incorporated herein by reference to the sections entitled “Corporate Governance – Independence” and “Certain Transactions,” which appear in our definitive proxy statement for our 2007 Annual Meeting.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by Item 14 is incorporated herein by reference to the section entitled “Audit Fees,” which appears in our definitive proxy statement for our 2007 Annual Meeting.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
     (a) Documents filed as part of this report.
(1)	Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Grant Thornton LLP on Consolidated Financial Statements and Financial Statement Schedule as of December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2006

Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2006

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2006

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules. The following consolidated financial statement schedule is included in Item 8:

Schedule II-Valuation and Qualifying Accounts

All other financial statement schedules have been omitted, because they are not applicable, are not required, or the information is included in the Financial Statements or Notes thereto

(3)	Exhibits. See “Exhibit Index to Form 10-K” immediately following the signature page of this Form 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2007

HEALTH FITNESS CORPORATION

By	/s/ Gregg O. Lehman, Ph.D.	By	/s/ Wesley W. Winnekins
Gregg O. Lehman, Ph.D.		Wesley W. Winnekins
Chief Executive Officer		Chief Financial Officer
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

Signatures	Title

/s/ Gregg O. Lehman, Ph.D. Gregg O. Lehman, Ph.D.	Chief Executive Officer, President (principal executive officer) and Director	March 30, 2007

/s/ Wesley W. Winnekins Wesley W. Winnekins	Chief Financial Officer (principal financial and accounting officer)	March 30, 2007

/s/ Mark W. Sheffert
Mark W. Sheffert	Chairman	March 30, 2007

/s/ Jerry V. Noyce
Jerry V. Noyce	Vice Chairman and Director	March 30, 2007

/s/ James A. Bernards
James A. Bernards	Director	March 30, 2007

/s/ K. James Ehlen, M.D.
K. James Ehlen, M.D.	Director	March 30, 2007

Signatures	Title

/s/ Robert J. Marzec
Robert J. Marzec	Director	March 30, 2007

/s/ John C. Penn
John C. Penn	Director	March 30, 2007

/s/ Linda Hall Whitman, Ph.D.
Linda Hall Whitman, Ph.D.	Director	March 30, 2007

/s/ Rodney A. Young Rodney A. Young	Director	March 30, 2007

EXHIBIT INDEX
HEALTH FITNESS CORPORATION
FORM 10-K

Exhibit No.	Description
3.1	Articles of Incorporation, as amended on September 20, 2004 – incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004

3.2	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock – incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 (No. 333-131045) filed January 13, 2006

3.3	Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock – incorporated by reference to Exhibit 4.1 to our Form 8-K filed November 16, 2005

3.4	Restated By-Laws of the Company – incorporated by reference to the Company’s Registration Statement on Form SB-2, File No. 33-83784C

4.1	Specimen of Common Stock Certificate – incorporated by reference to the Company’s Registration Statement on Form SB-2, File No. 33-83784C

10.1	Standard Office Lease Agreement (Net) dated as of June 13, 1996 covering a portion of the Company’s headquarters – incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-KSB for the year ended December 31, 1996, File No. 000-25064

10.2	Amendment dated March 1, 2001 to Standard Office Lease Agreement (Net) dated as of June 13, 1996 covering a portion of the Company’s headquarters-incorporated by reference to Exhibit 10.12 to our Form 10-K for the year ended December 31, 2000, File No. 000-25064

10.3	Second Amendment, dated June 12, 2002, to Standard Office Lease Agreement dated as of June 13, 1996- incorporated by reference to Exhibit 10.13 to our Form 10-Q for the quarter ended June 30, 2002

10.4	Company’s 2005 Stock Option Plan – incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed June 14, 2005 (1)

10.5	Forms of Incentive Stock Option Agreement (1)

10.6	Form of Non-Qualified Stock Option Agreement under the 2005 Stock Option Plan – incorporated by reference to Exhibit 10.2 to our report on Form 8-K dated June 14, 2005 (1)

10.7	Employment Agreement dated November 30, 2000 between the Company and Jerry V. Noyce – incorporated by reference to Exhibit 10.9 to our Form 10-K for the fiscal year ended December 31, 2000, File No. 000-25064 (1)

10.8	Amendment, dated December 1, 2006, to Employment Agreement dated November 30, 2000 between the Company and Jerry V. Noyce – incorporated by reference to Exhibit 99.1 to our report on Form 8-K filed December 4, 2006 (1)

10.9	Employment Agreement dated February 9, 2001 between the Company and Wesley W. Winnekins – incorporated by reference to Exhibit 10.11 to our Form 10-K for the fiscal year ended December 31, 2000, File No. 000-25064 (1)

*10.10	Amendment, dated as of December 21, 2006, to Employment Agreement dated February 9, 2001 between the Company and Wesley W. Winnekins (1)

10.11	Employment Agreement dated March 1, 2003 between the Company and Jeanne Crawford – incorporated by reference to Exhibit 10.9 to our Form 10-K for the fiscal year ended December 31, 2002 (1)

*10.12	Amendment, dated as of December 21, 2006, to Employment Agreement dated March 1, 2003 between the Company and Jeanne Crawford (1)

Exhibit No.	Description
10.13	Amended and Restated Employment Agreement dated March 25, 2003 between the Company and James A. Narum incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K for the year ended December 31, 2002 (1)

10.14	Employment Agreement dated December 8, 2003 between the Company and Brian Gagne – incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (1)

*10.15	Amendment, dated as of December 21, 2006, to Employment Agreement dated December 8, 2003 between the Company and Brian Gagne (1)

10.16	Employment Agreement dated December 22, 2003 between the Company and Michael Seethaler – incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (1)

*10.17	Amendment, dated as of December 21, 2006, to Employment Agreement dated December 22, 2003 between the Company and Michael Seethaler (1)

10.18	Employment Agreement dated August 13, 2001 between the Company and Dave Hurt – incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (1)

10.19	Employment Agreement dated December 8, 2003 between the Company and Katherine Hamlin – incorporated by reference to Exhibit 10.13 to our Form 10-K for the fiscal year ended December 31, 2005 (1)

*10.20	Amendment, dated as of December 21, 2006, to Employment Agreement dated December 8, 2003 between the Company and Katherine Hamlin (1)

10.21	Employment Agreement dated December 23, 2005 between the Company and John F. Ellis – incorporated by reference to Exhibit 10.16 Form 10-K for the fiscal year ended December 31, 2005 (1)

*10.22	Amendment, dated as of December 21, 2006, to Employment Agreement dated December 23, 2005 between the Company and John F. Ellis (1)

10.23	Employment Agreement dated December 23, 2005 between the Company and Peter A. Egan – incorporated by reference to Exhibit 10.17 Form 10-K for the fiscal year ended December 31, 2005 (1)

*10.24	Amendment, dated as of December 21, 2006, to Employment Agreement dated December 23, 2005 between the Company and Peter A. Egan (1)

10.25	Employment Agreement dated December 1, 2006 between the Company and Gregg O. Lehman, Ph.D. – incorporated by reference to Exhibit 99.2 to our report on Form 8-K for the fiscal year ended December 4, 2006 (1)

*10.26	Restricted Stock Agreement, dated as of January 1, 2007, between the Company and Gregg O. Lehman, Ph.D. (1)

10.27	Credit Agreement, dated August 22, 2003, between the Company and Wells Fargo Bank, National Association – incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003

10.28	Third Amendment, dated August 25, 2003, to Standard Office Lease Agreement dated as of June 13, 1996, between the Company and NEOC Holdings LLC – incorporated by reference to Exhibit 10.14 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003

10.29	Second Amendment dated May 14, 2004 to Credit Agreement and Waiver of Defaults, dated August 22, 2003, between the Company and Wells Fargo Bank, N.A. – incorporated by reference to Exhibit 10.16 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004

10.30	Third Amendment to Credit Agreement and Consent dated December 29, 2004 to Credit Agreement dated August 22, 2003, between the Company and Wells Fargo Bank, N.A. – incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004

Exhibit No.	Description
10.31	Securities Purchase Agreement dated November 14, 2005 – incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed November 16, 2005

10.32	Registration Rights Agreement dated November 14, 2005 – incorporated by reference to Exhibit 10.2 to our report on Form 8-K filed November 16, 2005

10.33	Form of Warrant issued pursuant to the Securities Purchase Agreement dated November 14, 2005 – incorporated by reference to Exhibit 10.3 to our report on Form 8-K filed November 16, 2005

10.34	Stock Purchase Agreement dated December 23, 2005 between the Company, HealthCalc.Net, Inc., Peter A. Egan and John F. Ellis, among others – incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed on December 29, 2005

10.35	Escrow Agreement dated December 23, 2005 between the Company, Wells Fargo Bank, National Association, Peter A. Egan and John F. Ellis, among others – incorporated by reference to Exhibit 10.2 to our report on Form 8-K filed December 29, 2005

10.36	Shareholders’ Agreement dated December 23, 2005 between the Company, Peter A. Egan and John F. Ellis – incorporated by reference to Exhibit 10.3 to our report on Form 8-K filed December 29, 2005

10.37	Fourth Amendment dated June 6, 2006 to Credit Agreement, dated August 22, 2003, between the Company and Wells Fargo Bank, N.A. – incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006

10.38	Form of Amendment No. 1 to Warrants issued November 14, 2005 – incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006

10.39	Form of Amendment No. 1 to Registration Rights Agreement – incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006

*10.40	Director Compensation Arrangements (1)

*10.41	2007 Executive Bonus Plan (1)

*10.42	Compensation Arrangements for Executive Officers for Fiscal Year 2007 (1)

*10.43	Cash Incentive Plan (1)

*11.0	Statement re: Computation of Earnings per Share

21.1	Subsidiaries - incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K for the year ended December 31, 2004

*23.1	Consent of Independent Registered Public Accounting Firm

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

(1)	Indicates management contract or compensatory plan or arrangement