Form 10-Q
period 2007-03-31
Health Fitness Corp /MN/
filed 2007-05-15
CIK 886432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
Commission File No. 000-25064

HEALTH FITNESS CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	No. 41-1580506
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)
3600 American Boulevard West, Bloomington, Minnesota 55431
(Address of Principal Executive Offices)
Registrant’s telephone number (952) 831-6830

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑     NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☑
The number of shares outstanding of the registrant’s common stock as of May 11, 2007 was: Common Stock, $0.01 par value, 19,688,073 shares

Health Fitness Corporation
Consolidated Financial Statements

PART I. – FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
HEALTH FITNESS CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2007	2006
ASSETS

CURRENT ASSETS
Cash	$54,404	$987,465
Trade and other accounts receivable, less allowances of $284,500 and $283,100	12,058,954	12,404,856
Prepaid expenses and other	1,110,698	701,889
Deferred tax assets	217,476	217,476

Total current assets	13,441,532	14,311,686

PROPERTY AND EQUIPMENT, net	888,408	767,675

OTHER ASSETS
Goodwill	14,522,877	14,509,469
Software technology, less accumulated amortization of $471,600 and $370,200	1,682,617	1,658,575
Trademark, less accumulated amortization of $271,100 and $246,300	221,996	246,809
Other intangible assets, less accumulated amortization of $186,200 and $166,500	342,890	362,528
Deferred tax assets	437,011	437,010
Other	21,260	24,597

	$31,558,591	$32,318,349

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Trade accounts payable	$1,448,255	$1,811,939
Accrued salaries, wages, and payroll taxes	2,257,352	3,249,424
Accrued acquisition earnout	—	1,475,000
Other accrued liabilities	339,099	120,044
Accrued self funded insurance	332,114	201,053
Line of credit	619,649	—
Deferred revenue	1,253,967	1,663,121

Total current liabilities	6,250,436	8,520,581

LONG-TERM OBLIGATIONS	—	—

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY

Common stock, $0.01 par value; 50,000,000 shares authorized; 19,664,073 and 19,220,217 shares issued and outstanding	196,370	192,202
Additional paid-in capital	26,976,912	25,989,447
Accumulated comprehensive income	(28,099)	(35,186)
Accumulated deficit	(1,837,028)	(2,348,695)

	25,308,155	23,797,768

	$31,558,591	$32,318,349

See notes to consolidated financial statements.

HEALTH FITNESS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
	2007	2006
REVENUE	$16,590,033	$14,567,261

COSTS OF REVENUE	11,780,139	10,962,781

GROSS PROFIT	4,809,894	3,604,480

OPERATING EXPENSES
Salaries	2,398,802	1,995,899
Selling, general and administrative	1,482,525	1,119,176
Amortization of intangible assets	42,770	108,462

Total operating expenses	3,924,097	3,223,537

OPERATING INCOME	885,797	380,943

OTHER INCOME (EXPENSE)
Interest expense	(2,099)	(1,680)
Change in fair value of warrants	—	434,521
Other, net	(1,514)	(4,010)

EARNINGS BEFORE INCOME TAX EXPENSE	882,184	809,774

INCOME TAX EXPENSE	370,517	150,101

NET EARNINGS	511,667	659,673

Dividend to preferred shareholders	—	96,410

NET EARNINGS APPLICABLE TO COMMON SHAREHOLDERS	$511,667	$563,263

NET EARNINGS PER COMMON SHARE:
Basic	$0.03	$0.04
Diluted	0.03	0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	19,306,797	15,001,832
Diluted	20,252,110	19,666,941
See notes to consolidated financial statements

HEALTH FITNESS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$511,667	$563,263
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation	176,004	120,289
Amortization	44,450	110,142
Warrant valuation	—	(434,521)
Stock-based compensation	157,001	75,459
Deferred taxes	—	(208,401)
Loss on disposal of assets	—	159
Change in assets and liabilities:
Trade and other accounts receivable	345,903	(298,965)
Prepaid expenses and other	(408,809)	(47,939)
Other assets	3,336	5,836
Trade accounts payable	(356,596)	50,072
Accrued liabilities and other	(641,956)	(639,482)
Deferred revenue	(409,154)	(135,682)

Net cash used in operating activities	(578,154)	(839,770)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(320,780)	(144,486)
Business acquisition, net of cash acquired	(13,408)	(64,072)
Accrued acquisition earnout	(737,500)	—

Net cash used in investing activities	(1,071,688)	(208,558)

CASH FLOWS FROM FINANCING ACTIVITIES:
Costs from issuance of preferred stock	(17,415)	(95,403)
Proceeds from the issuance of common stock	21,249	85,698
Proceeds from the exercise of stock options	93,298	3,125
Proceeds from the line of credit	619,649	—

Net cash provided by (used in) financing activities	716,781	(6,580)

NET DECREASE IN CASH	(933,061)	(1,054,908)

CASH AT BEGINNING OF PERIOD	987,465	1,471,505

CASH AT END OF PERIOD	$54,404	$416,597

Non-cash investing and financing activities affecting cash flows:

Common stock issued for acquisition earnout	$737,500	—
See notes to consolidated financial statements.

HEALTH FITNESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1. ORGANIZATION
Health Fitness Corporation, a Minnesota corporation (also referred to as “we,” “us,” “our,” the “Company,” or “Health Fitness”), is a leading provider of population health improvement services and programs to corporations, hospitals, communities and universities located in the United States and Canada. We currently manage 250 corporate fitness center sites for 125 customers, and 158 corporate health improvement programs for 168 customers.
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
NOTE 2. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements for the first quarter ended March 31, 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Financial information as of December 31, 2006 has been derived from our audited consolidated financial statements. In accordance with the rules and regulations of the United States Securities and Exchange Commission, the Company has omitted footnote disclosures that would substantially duplicate the disclosures contained in the audited financial statements of the Company. The unaudited consolidated financial statements should be read together with the financial statements for the year ended December 31, 2006, and the footnotes thereto included in the Company’s Form 10-K as filed with the United States Securities and Exchange Commission on March 30, 2007.
In the opinion of management, the interim consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the results for interim periods presented. These financial statements include some amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change in estimate is identified. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the operating results that may be expected for the year ended December 31, 2007.
NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Consolidation – The consolidated financial statements include the accounts of our Company and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Reclassifications – Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no net effect on assets, liabilities, shareholders’ equity or results of operations as previously reported.
Cash – We maintain cash balances at several financial institutions, and at times, such balances exceed insured limits. We have not experienced any losses in such accounts and we believe we are not exposed to any significant credit risk on cash. At March 31, 2007 and December 31, 2006, we had cash of approximately $54,400 and $36,900 (U.S. Dollars) in a Canadian bank account.
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
During the three months ended March 31, 2007, we capitalized $125,500 of software development costs related to enhancements we made to our eHealth platform, a system we acquired through our acquisition of HealthCalc. Capitalized software development costs are captured within Software Technology. These software development costs will be amortized over the remaining economic life of the eHealth platform, or five years. We expect to recover our capitalized software development costs due to the growth of our Health Management segment.
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
Intangible Assets – Our intangible assets include trademarks and tradenames, software and other intangible assets, all of which are amortized on a straight-line basis. Trademarks and tradenames represent the value assigned to acquired trademarks and tradenames, and are amortized over a period of five years. Software represents the value assigned to an acquired web-based software program and is amortized over a period of five years. Other intangible assets include the value assigned to acquired customer lists, which is amortized over a period of six years, as well as deferred financing costs, which are amortized over the term of the related credit agreement.

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
We also provide services to companies located in Canada. Although we invoice these customers in their local currency, we do not believe there is a risk of material loss due to foreign currency translation.
Amounts received from customers in advance of providing contracted services are treated as deferred revenue and recognized when the services are provided.
We have contracts with third-parties to provide ancillary services in connection with their fitness and wellness management services and programs. Under such arrangements, the third-parties invoice and receive payments from us based on transactions with our customer. We do not recognize revenues related to such transactions as our customer assumes the risk and rewards of the contract and the amounts billed to the customer are either at cost or with a fixed markup.
Net Earnings Per Common Share – Basic net earnings per common share is computed by dividing net earnings applicable to common shareholders by the number of basic weighted average common shares outstanding. Diluted net earnings per share is computed by dividing net earnings applicable to common shareholders, plus dividends to preferred shareholders (net earnings), less the non-cash benefit related to a change in fair value of warrants by the number of diluted weighted average common shares outstanding, and common share equivalents relating to stock options, unearned restricted stock and stock warrants, if dilutive. Refer to Exhibit 11.0 attached hereto for a detailed computation of earnings per share.
Stock-Based Compensation – We maintain a stock option plan for the benefit of certain eligible employees and directors of the Company. Commencing January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (“SFAS 123R”), using the modified prospective method of adoption, which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values over the requisite service period. The compensation cost we record for these awards is based on their fair value on the date of grant. The Company continues to use the Black Scholes option-pricing model as its method for valuing stock options. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate and dividend yield. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. Further information on our share-based payments can be found in Note 7 in the Notes to the Consolidated Financial Statements under Part I, Item 1.
Fair Values of Financial Instruments — Due to their short-term nature, the carrying value of our current financial assets and liabilities approximates their fair values. The fair value of long-term obligations, if recalculated based on current interest rates, would not significantly differ from the recorded amounts.
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
Income Taxes – The Company records income taxes in accordance with the liability method of accounting. Deferred income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities and federal operating loss carryforwards. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment. We do not record a tax liability or benefit in connection with the change in fair value of certain of our warrants. Income taxes are calculated based on management’s estimate of the Company’s effective tax rate, which takes into consideration a federal tax rate of 34% and a net effective state tax rate of 4%. This total effective tax rate of 38% is less than the tax rate resulting from income tax expense we recognized during the quarter due to the tax rate effects related to compensation expense for incentive stock options.
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
NOTE 4. SEGMENT REPORTING
The Company discloses segment information in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which defines an operating segment as a component of a company for which operating results are reviewed regularly by the chief operating decision-makers to determine resource allocation and assess performance. The Company has two reportable segments, Fitness Management and Health Management. Total assets are not allocated to the segments for internal reporting purposes.
Financial information by segment is as follows:
Segment Data:

	Three Months Ended
	March 31,
	2007	2006

REVENUE:
Fitness Management Revenue
Staffing Services	$9,992,694	$9,699,524
Program and Consulting Services	696,233	566,073

	10,688,917	10,265,597

Health Management Revenue
Staffing Services	3,667,338	3,070,012
Program and Consulting Services	2,233,778	1,231,652

	5,901,116	4,301,664

Total Revenue
Staffing Services	13,660,022	12,769,536
Program and Consulting Services	2,930,011	1,797,725

	$16,590,033	$14,567,261

GROSS PROFIT:
Fitness Management Revenue
Staffing Services	$2,109,181	$1,994,580
Program and Consulting Services	364,851	300,527

	2,474,032	2,295,107

Health Management Revenue
Staffing Services	907,236	656,076
Program and Consulting Services	1,428,626	653,297

	2,335,862	1,309,373

Total Gross Profit
Staffing Services	3,016,417	2,650,656
Program and Consulting Services	1,793,477	953,824

	$4,809,894	$3,604,480

NOTE 5. RECENT ACCOUNTING PRONOUNCEMENTS
In June 2006, the Financial Accounting Standards Bound (“FASB”) issued FIN No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” (“SFAS 109”) FIN 48 clarifies the application of SFAS No. 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 was effective for us on January 1, 2007.
The Company adopted the provisions of FIN 48 on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” As required by FIN 48, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. At January 1, 2007, the Company’s existing reserve for income tax uncertainties was not material. The Company recognized no additional liabilities for unrecognized tax benefits as a result of the implementation of FIN 48.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 does not address “what” to measure at fair value; instead, it addresses “how” to measure fair value. SFAS 157 applies (with limited exceptions) to existing standards that require assets or liabilities to be measured at fair value. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data and requires new disclosures for assets and liabilities measured at fair value based on their level in the hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not believe that the adoption of SFAS 157 will have a material effect on our financial position or results of operation.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”) which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, the adoption of SFAS 159 will have on our financial statements.
NOTE 6. FINANCING
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
NOTE 7. EQUITY
Stock Options – We maintain a stock option plan for the benefit of certain eligible employees and our directors. We have authorized 4,000,000 shares for grant under our 2005 Stock Option Plan, and a total of 763,525 shares of common stock are reserved for additional grants of options at March 31, 2007. Generally, the options outstanding are granted at prices equal to the market value of our stock on the date of grant, generally vest over four years and expire over a period of six or ten years from the date of grant.
Commencing January 1, 2006, we adopted Statement of Financial Accounting Standard No. 123R, “Share Based Payment” (“SFAS 123R”), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values over the requisite service period. Prior to 2006, the compensation cost we recorded for option awards was based on their grant date fair value as calculated for the proforma disclosures required by Statement 123.
For the three months ended March 31, 2007 and 2006, we recorded stock-based compensation expense of $96,300 and $75,500, respectively. The compensation expense reduced diluted earnings per share by less than $0.01 for the three months ended March 31, 2007 and 2006.
As of March 31, 2007, approximately $1,170,000 of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 3.14 years.

The following table summarizes information about stock options at March 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual Life	Exercise	Number	Exercise
Exercise Prices	Outstanding	In Years	Price	Exercisable	Price
$0.30 - $0.39	155,400	1.12	$0.39	155,400	$0.39
0.47 - 0.69	494,650	0.69	0.54	494,650	0.54
0.95 - 1.25	239,000	2.76	1.15	179,250	1.16
1.26 - 2.27	458,600	3.91	1.85	380,200	1.84
2.28 - 3.00	1,283,000	3.58	2.77	462,375	2.78

	2,630,650	2.87	$1.90	1,671,875	$1.51

We use the Black-Scholes option pricing model to determine the weighted average fair value of options. The assumptions utilized to determine fair value of options at the date of grant are indicated in the following table:

	Three Months Ended
	March 31,
	2007	2006

Risk-free interest rate	4.69%	4.32%
Expected volatility	52.6%	76.0%
Expected life (in years)	4.25	4.24
Dividend yield	—	—
Option transactions under the 2005 Stock Option Plan during the first quarter ended March 31, 2007 are summarized as follows:

		Weighted		Weighted
		Average	Aggregate	Average
		Exercise	Intrinsic	Remaining
	Options	Price	Value	Term
Outstanding at December 31, 2006	2,250,900	$1.64
Granted	505,500	2.81
Exercised	(122,000)	0.76
Canceled/Forfeited	(3,750)	2.72

Outstanding at March 31, 2007	2,630,650	$1.90	$2,406,147	3.48
Exercisable at March 31, 2007	1,671,875	$1.51	$2,173,476	2.53
Restricted Stock - In connection with our employment agreement dated as of December 1, 2006 with Gregg O. Lehman, Ph.D., our President and Chief Executive Officer, on January 1, 2007 we granted an award of 50,000 shares of restricted common stock to Mr. Lehman. This restricted common stock vests in three equal installments on the first of the year for each of 2007, 2008 and 2009. For the three months ended March 31, 2007, we recorded $60,730 of stock-based compensation related to this grant, which was valued using a price of $2.65 per share, which was the market value of our common stock on the date of grant. As of March 31, 2007, $71,770 of unrecognized compensation costs related to the non-vested portion of this award will be recognized through December 31, 2008.
Accrued Acquisition Earnout - In accordance with the Stock Purchase Agreement executed in connection with our acquisition of HealthCalc.Net, Inc. on December 23, 2005, we agreed to pay the shareholders of HealthCalc a contingent earnout payment based upon the achievement of specific 2006 revenue objectives. In accordance with the Stock Purchase Agreement executed in this transaction, the contingent earnout payment could be made by us in cash, stock or a combination thereof. At December 31, 2006, we recorded a liability of $1,475,000 in favor of the former shareholders of HealthCalc representing the contingent earnout payment, with the offset reflected as an increase to goodwill. On March 27, 2007, our Board of Directors determined that this earnout payment would be made by a cash payment of $737,500 and the issuance of 262,590 shares of common stock, which was determined using an average closing share price of $2.81 for the twenty-one trading days preceding the date of payment. We made the cash payment on March 28, 2007 and issued the common stock effective on March 27, 2007.
NOTE 8. CONTINGENCIES
In March, 2007, we received a letter inquiring about our interest in negotiating a license for certain technology patents that pertain to certain aspects of the electronic collection, use and management of health-related electronic data. We do not believe these patents are material based on our initial review, and it is unlikely we will be interested in a license on any material terms. However, we are currently conducting a more detailed review of this matter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim consolidated financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
Critical Accounting Policies. Our most critical accounting policies, which are those that require significant judgment, include: revenue recognition, trade and other accounts receivable, goodwill and stock-based compensation. A more in-depth description of these can be found in Note 3 to the interim consolidated financial statements included in this Quarterly Report and Note 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
General. We are a leading provider of population health improvement services and programs to corporations, hospitals, communities and universities located in the United States and Canada. We provide staffing services as well as a comprehensive menu of programs, products and consulting services within our Health Management and Fitness Management business segments. Our broad suite of services enables our clients’ employees to live healthier lives, and our clients to control rising healthcare costs, through participation in our assessment, education, coaching, physical activity, weight management and wellness program services, which can be offered as follows: (i) through on-site fitness centers we manage; (ii) remotely via the web and; (iii) through telephonic health coaching.
Results of Operations
The following table sets forth our statement of operations data as a percentage of total revenues for the quarter ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006
REVENUE	100.0%	100.0%

COSTS OF REVENUE	71.0	75.3

GROSS PROFIT	29.0	24.7

OPERATING EXPENSES
Salaries	14.5	13.7
Other selling, general and administrative	8.9	7.7
Amortization of acquired intangible assets	0.3	0.7

Total operating expenses	23.7	22.1

OPERATING INCOME	5.3	2.6

OTHER INCOME (EXPENSE)	0.0	2.9

EARNINGS BEFORE INCOME TAXES	5.3	5.5

INCOME TAX EXPENSE	2.2	1.0

NET EARNINGS	3.1	4.5

Dividend to preferred shareholders	0.0	0.7

NET EARNINGS APPLICABLE TO COMMON SHAREHOLDERS	3.1%	3.8%

Results of Operations for the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006.
Revenue. Revenue increased $2,023,000 or 13.9%, to $16,590,000 for the three months ended March 31, 2007, from $14,567,000 for the three months ended March 31, 2006.
Of this growth in revenue, our Fitness Management segment contributed total growth of $424,000, which includes growth of $294,000 from Fitness Management staffing services and growth of $130,000 from Fitness Management program and consulting services. Overall, the growth in Fitness Management revenue is attributed to new contracts, the expansion of existing contracts, and growth of program revenue at existing sites, including personal training, weight management services and massage therapy .
Our Health Management segment contributed total growth of $1,599,000, which includes growth of $597,000 from Health Management staffing services and growth of $1,002,000 from Health Management program and consulting services. Overall, Health Management revenue growth is attributed to new contracts and the expansion of existing contracts. The significant increase in program and consulting services, compared to the same period last year, was primarily driven by a $0.6 million increase in biometric screening services, and a $0.3 million increase in health coaching services.
During the quarter ended March 31, 2007, we added twelve new contracts in our health management segment, which may realize incremental annualized revenue of approximately $2.9 million. In our fitness management segment, we won three new contracts, which may realize incremental annualized revenue of approximately $1.4 million. The $4.3 million combined total for this potential new, incremental annualized revenue will be offset by a potential annualized revenue loss of $1.5 million from contract and site cancellations during the quarter.
Gross Profit. Gross profit increased $1,205,000 or 33.4%, to $4,809,000 for the three months ended March 31, 2007, from $3,604,000 for the three months ended March 31, 2006.
Of this increase in gross profit, our Fitness Management segment contributed a total of $179,000, which includes growth of $115,000 from Fitness Management staffing services and growth of $64,000 from Fitness Management program and consulting services.
Our Health Management segment contributed total gross profit growth of $1,026,000, which includes $251,000 from Health Management staffing services and growth of $775,000 from Health Management program services.
As a percent of revenue, gross profit increased to 29.0%, from 24.7% for the same period last year. Gross profit from our Health Management segment, as a percent of revenue, increased to 39.6%, from 30.4% for the prior year period. This increase was predominantly driven by the increase in gross profit for our Health Management program and consulting revenue, which increased to 64.0% for the quarter ended March 31, 2007, from 53.0% for the quarter ended March 31, 2006. Driving this growth in program and consulting gross margins is the revenue growth we have realized from biometric screening and health coaching services. Gross profit from our Fitness Management segment, as a percent of revenue, increased to 23.1%, from 22.4% in the prior year period. This increase is primarily due to margin growth we experienced in staffing services, which grew to 21.1% of revenue, from 20.6% for the same period last year. This margin growth was offset by a slight margin decrease in program and consulting services, which fell to 52.4% of revenue, from 53.1% for the same period last year.
Operating Expenses and Operating Income. Operating expenses increased $701,000 or 21.7%, to $3,924,000 for the three months ended March 31, 2007, from $3,223,000 for the three months ended March 31, 2006. This increase is attributable to a $403,000 increase in salaries, a $363,000 increase in other selling, general and administrative expenses, and a $65,000 decrease in amortization expense attributable to prior acquisitions. Operating expenses as a percent of revenue for the three months ended March 31, 2007 increased to 23.7%, from 22.1% for the three months ended March 31, 2006

Of the increase in salaries, $246,000 is attributable to staff additions we made to strengthen our ability to secure, manage and service our current and future growth and $157,000 is attributable to stock-based compensation.
The $363,000 increase in other selling, general and administrative expenses is attributable to higher office rent, contract services, travel, legal fees and general office costs for our corporate office.
As a result of the previously discussed changes in gross profit and operating expenses, operating income increased $505,000, or 132.5%, to $886,000 for the quarter ended March 31, 2007, from $381,000 for quarter ended March 31, 2006.
Operating margin for the three months ended March 31, 2007 expanded to 5.3%, from 2.6% for the three months ended March 31, 2006. This increase is primarily due to the gross margin expansion within our Health Management segment, which was partially offset by investments we have made to support our future growth plans.
Other Income and Expense. Interest expense was inconsequential during the quarters ended March 31, 2007 and 2006, respectively.
For the quarter ended March 31, 2006, we recorded a $435,000 non-cash benefit related to a change in fair value for 1,530,000 warrants we issued in connection with the sale of $10.2 million of our Series B Convertible Preferred Stock in November 2005. Refer to the section titled “Summary of Significant Accounting Policies,” Valuation of Derivative Instruments, contained elsewhere in this document for further discussion of the accounting we used to value these warrants. As of June 15, 2006, we were no longer required to revalue these warrants.
Income Taxes. Current income tax expense increased $221,000 to $371,000 for the three months ended March 31, 2007, from $150,000 for 2006. The increase is primarily due to the fact that we did not recognize a tax liability associated with the $435,000 non-cash benefit related to the revaluation of our warrants for the three months ended March 31, 2006.
Net Earnings Applicable to Common Shareholders. As a result of the above, net earnings applicable to common shrareholders for the quarter ended March 31, 2007 decreased approximately $51,000 to $512,000, compared to net earnings applicable to common shareholders of $563,000 for the quarter ended March 31, 2006.
Dividends to Preferred Shareholders. Dividend to preferred shareholders decreased $96,000 to $0 for the three months ended March 31, 2007, compared to $96,000 for the three months ended March 31, 2006. This decrease is attributable to the conversion of our Series B Convertible Preferred Stock on March 10, 2006.

LIQUIDITY AND CAPITAL RESOURCES
Our working capital increased $1,400,000 to $7,191,000 for the three months ended March 31, 2007, from $5,791,000 at December 31, 2006. This increase is largely attributable to decreases in accounts payable, accrued expenses and accrued acquisition earnout.
In addition to cash flows generated from operating activities, our other primary source of liquidity and working capital is provided by a $7,500,000 Credit Agreement with Wells Fargo Bank, N.A. (the “Wells Loan”). At our option, the Wells Loan bears interest at prime, or the one-month LIBOR plus a margin of 2.25% to 2.75% based upon our Senior Leverage Ratio (effective rate of 8.25% at March 31, 2007 and December 31, 2006, respectively). The availability of the Wells Loan decreases $250,000 on the last day of each calendar quarter, beginning September 30, 2003, and matures on June 30, 2008, as amended. Working capital advances from the Wells Loan are based upon a percentage of our eligible accounts receivable, less any amounts previously drawn. The facility provided maximum borrowing capacity of $3,750,000 and $4,000,000 at March 31, 2007 and December 31, 2006, respectively, and $3,130,000 and $4,000,000 was available for drawing on such respective dates. All borrowings are collateralized by substantially all of our assets. At March 31, 2007, we were in compliance with all of our financial covenants.
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
OFF-BALANCE SHEET ARRANGEMENTS
As of March 31, 2007, the Company had no off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities.
PRIVATE SECURITIES LITIGATION REFORM ACT
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Such “forward-looking” information is included in this Form 10-Q, including the MD&A section, as well as in our Annual Report on Form 10-K for the year ended December 31, 2006 that was filed with the Securities and Exchange Commission, and in other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company).
Forward-looking statements include all statements based on future expectations and specifically include, among other things, all statements relating to increasing revenue, improving margins, growth of our Fitness and Health Management business segments, the development of new business models, our ability to expand our programs and services and the sufficiency of our liquidity and capital resources to meet our obligations and finance our expected operational investments. In addition, the estimated annualized revenue value of our new and lost contracts is a forward looking statement, which is based upon an estimate of the anticipated annualized revenue to be realized or lost. Such information should be used only as an indication of the activity we have recently experienced in our two business segments. These estimates, when considered together, should not be considered an indication of the total net, incremental revenue growth we expect to generate in 2007, or in any year, as actual net growth may differ from these estimates due to actual staffing levels, participation rates and contract duration, in addition to other revenue we may lose in the future due to contract termination. Any statements that are not based upon historical facts, including the outcome of events that have not yet occurred and our expectations for future performance, are forward-looking statements. The words “potential,” “ believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” “plan,” “anticipate,” and similar words and expressions are intended to identify forward-looking statements. Such statements are based upon the current beliefs and expectations of our management. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to those matters identified and discussed in Item 1 A of the Company’s Form 10-K for the year ended December 31, 2006 under “Risk Factors.”
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks related to changes in U.S. and international interest rates. All of the Company’s long-term obligations bear interest at a variable rate.
We have no history of, and do not anticipate in the future, investing in derivative financial instruments, derivative commodity instruments or other such financial instruments. Transactions with international customers are entered into in U.S. dollars, precluding the need for foreign currency hedges. As a result, our exposure to market risk is not material.
ITEM 4. CONTROLS AND PROCEDURES
Our Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have concluded (based upon their evaluation of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission. The Certifying Officers also have indicated that there were no significant changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Refer to Item 3 (Legal Proceedings) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, including the important information in “Private Securities Litigation Reform Act,” you should carefully consider the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended December 31, 2006. Those factors, if they were to occur, could cause our actual results to differ materially from those expressed in our forward-looking statements in this report, and materially adversely affect our financial condition or future results. Although we are not aware of any other factors that we currently anticipate will cause our forward-looking statements to differ materially from our future actual results, or materially affect the Company’s financial condition or future results, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
Salary Increases
In March 2007, our Compensation/Human Capital Committee approved increases to the 2007 fiscal year base salaries for the executive officers as set forth in Exhibit 10.42 to our Form 10-K for the fiscal year ended December 31, 2006, filed on March 30, 2007.
2007 Executive Bonus Plan
In March 2007, our Board of Directors or Compensation/Human Capital Committee, as appropriate, approved the Executive Bonus Plan for 2007, which is set forth in Exhibit 10.41 to our Form 10-K for the fiscal year ended December 31, 2006, filed on March 30, 2007. This plan is designed to provide an annual performance incentive for executive officers based on the achievement of certain financial objectives, as well as, in the case of the Vice Chairman only, the achievement of personal objectives. The financial objectives are set annually by the Board of Directors. Payments under the bonus plan that are based on the achievement of financial objectives include the following performance criteria: revenue and earnings before interest, taxes, depreciation and amortization.
Under this bonus plan, the Vice Chairman and Chief Executive Officer may receive bonuses of between 15% and 50% of their base salary, the Chief Financial Officer may receive a bonus of between 15% and 40% of his base salary, and other executive officers may receive between 10% and 30% of their base salary. The level of bonus received corresponds with the Company achieving 95% to 110% of budgeted financial objectives. No bonuses are earned on financial objectives for which the Company achieves less than 95% of the planned target.
Cash Incentive Plan
On March 27, 2007, our Board of Directors approved the Cash Incentive Plan, which is included as Exhibit 10.43 to the Company’s Form 10-K for the fiscal year ended December 31, 2006, filed on March 30, 2007. As described in our Definitive Proxy Statement on Form 14A filed on April 16, 2007, participants in our 2007 Equity Incentive Plan will have the option to choose a cash bonus to be paid at the completion of the Company’s 2009 annual audit, in lieu of restricted stock awards. The Board adopted the Cash Incentive Plan to provide these bonuses to any executives choosing cash rather than restricted stock. The performance objectives of the Cash Incentive Plan would be the same as those under the 2007 Equity Incentive Plan and participants would receive their cash bonuses at the same time, and to the same extent, that the restricted stock to be granted under the 2007 Equity Incentive Plan vests. The 2007 Equity Incentive Plan has been submitted to our shareholders for approval and is attached as Exhibit F to such Definitive Proxy Statement. Accordingly, no grants under the Cash Incentive Plan will be made until after the shareholders approve the 2007 Equity Incentive Plan .
ITEM 6. EXHIBITS
(a) Exhibits — See Exhibit Index on page following signatures

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2007		HEALTH FITNESS CORPORATION

	By	/s/ Gregg O. Lehman Gregg O. Lehman
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Wesley W. Winnekins Wesley W. Winnekins
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
HEALTH FITNESS CORPORATION
FORM 10-Q

Exhibit No.	Description
*10.1	2007 Executive Bonus Plan – incorporated by reference to Exhibit 10.41 to our Form 10-K for the fiscal year ended December 31, 2006

*10.2	Compensation Arrangements for Executive Officers for Fiscal Year 2007 – incorporated by reference to Exhibit 10.42 to our Form 10-K for the fiscal year ended December 31, 2006

*10.3	Cash Incentive Plan – incorporated by reference to Exhibit 10.43 to our Form 10-K for the fiscal year ended December 31, 2006

**11.0	Statement re: Computation of Earnings per Share

**31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement

**	Filed herewith