Form 10-Q
period 2007-06-30
Health Fitness Corp /MN/
filed 2007-08-14
CIK 886432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☐     Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐      NO ☑
The number of shares outstanding of the registrant’s common stock as of August 13, 2007 was: Common Stock, $0.01 par value, 19,875,098 shares

Health Fitness Corporation
Consolidated Financial Statements

PART I. – FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
HEALTH FITNESS CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2007	2006
ASSETS

CURRENT ASSETS
Cash	$131,753	$987,465
Trade and other accounts receivable, less allowances of $210,500 and $283,100	12,427,703	12,404,856
Inventories	809,400	326,065
Prepaid expenses and other	601,315	375,824
Deferred tax assets	217,476	217,476

Total current assets	14,187,647	14,311,686

PROPERTY AND EQUIPMENT, net	1,123,325	767,675

OTHER ASSETS
Goodwill	14,529,674	14,509,469
Software technology, less accumulated amortization of $577,900 and $370,200	1,614,815	1,658,575
Trademark, less accumulated amortization of $295,900 and $246,300	197,185	246,809
Other intangible assets, less accumulated amortization of $205,800 and $166,500	323,250	362,528
Deferred tax assets	437,010	437,010
Other	17,927	24,597

	$32,430,833	$32,318,349

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Trade accounts payable	$1,229,617	$1,811,939
Accrued salaries, wages, and payroll taxes	3,577,563	3,249,424
Accrued acquisition earnout	—	1,475,000
Other accrued liabilities	177,049	120,044
Accrued self funded insurance	196,956	201,053
Line of credit	274,491	—
Deferred revenue	1,210,020	1,663,121

Total current liabilities	6,665,696	8,520,581

LONG-TERM OBLIGATIONS	—	—

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 50,000,000 shares authorized; 19,803,177 and 19,220,217 shares issued and outstanding	197,823	192,202
Additional paid-in capital	27,282,030	25,989,447
Accumulated comprehensive income	(50,692)	(35,186)
Accumulated deficit	(1,664,024)	(2,348,695)

	25,765,137	23,797,768

	$32,430,833	$32,318,349

See notes to consolidated financial statements.

HEALTH FITNESS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
REVENUE	$16,979,167	$15,575,130	$33,569,200	$30,142,391

COSTS OF REVENUE	12,223,734	11,415,116	24,003,873	22,377,897

GROSS PROFIT	4,755,433	4,160,014	9,565,327	7,764,494

OPERATING EXPENSES
Salaries	2,645,073	2,146,470	5,043,875	4,142,369
Other selling, general and administrative	1,691,109	1,219,161	3,173,634	2,338,337
Amortization of acquired intangible assets	42,770	107,610	85,540	216,072

Total operating expenses	4,378,952	3,473,241	8,303,049	6,696,778

OPERATING INCOME	376,481	686,773	1,262,278	1,067,716

OTHER INCOME (EXPENSE)
Interest expense	(4,591)	(2,470)	(6,690)	(4,150)
Change in fair value of warrants	—	406,694	—	841,215
Other, net	4,090	14,071	2,576	10,061

EARNINGS BEFORE INCOME TAXES	375,980	1,105,068	1,258,164	1,914,842

INCOME TAX EXPENSE	202,976	377,594	573,493	527,695

NET EARNINGS	173,004	727,474	684,671	1,387,147

Dividend to preferred shareholders	—	—	—	96,410

NET EARNINGS APPLICABLE TO COMMON SHAREHOLDERS	$173,004	$727,474	$684,671	$1,290,737

NET EARNINGS PER SHARE:
Basic	$0.01	$0.04	$0.04	$0.08
Diluted	0.01	0.02	0.03	0.03

WEIGHTED AVERAGE COMMON SHARES:
Basic	19,702,693	18,831,169	19,508,107	17,005,769
Diluted	20,558,007	20,310,830	20,415,501	20,305,674
See notes to consolidated financial statements.

HEALTH FITNESS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$684,671	$1,290,737
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation	368,708	241,033
Amortization	88,901	219,434
Warrant valuation	—	(841,215)
Stock-based compensation	386,338	238,404
Deferred taxes	—	(1,701)
Loss on disposal of assets	—	158
Change in assets and liabilities:
Trade and other accounts receivable	(22,847)	(431,789)
Inventories	(482,223)	(115,406)
Prepaid expenses and other	(226,603)	(19,828)
Other assets	6,671	11,671
Trade accounts payable	(603,508)	(122,572)
Accrued liabilities and other	381,047	(69,927)
Deferred revenue	(453,101)	(115,583)

Net cash provided by operating activities	128,054	283,416

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(674,918)	(301,748)
Business acquisition, net of cash acquired	(20,205)	—
Accrued acquisition earnout	(737,500)	—
Other	—	(85,807)

Net cash used in investing activities	(1,432,623)	(387,555)

CASH FLOWS FROM FINANCING ACTIVITIES:
Costs from issuance of preferred stock	(17,415)	(161,725)
Proceeds from the issuance of common stock	21,249	85,698
Proceeds from the exercise of stock options	170,532	3,706
Borrowings under line of credit	7,229,742	—
Repayments under line of credit	(6,955,251)	—

Net cash provided by (used in) financing activities	448,857	(72,321)

NET DECREASE IN CASH	(855,712)	(176,460)

CASH AT BEGINNING OF PERIOD	987,465	1,471,505

CASH AT END OF PERIOD	$131,753	$1,295,045

Supplemental cash flow information:
Cash paid for interest	$3,153	$788
Cash paid for taxes	101,364	475,817

Non-cash investing and financing activities affecting cash flows:
Common stock issued for accrued acquisition earnout	737,500	—
Conversion of warrant liability to additional paid in capital	—	1,369,674
See notes to consolidated financial statements.

HEALTH FITNESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1. ORGANIZATION
Health Fitness Corporation, a Minnesota corporation (also referred to as “we,” “us,” “our,” the “Company,” or “Health Fitness”), is a leading provider of population health improvement services and programs to corporations, hospitals, communities and universities located in the United States and Canada. We currently manage 257 corporate fitness center sites and 162 corporate health improvement programs.
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
NOTE 2. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Financial information as of December 31, 2006 has been derived from our audited consolidated financial statements. In accordance with the rules and regulations of the United States Securities and Exchange Commission, the Company has omitted footnote disclosures that would substantially duplicate the disclosures contained in the audited financial statements of the Company. The unaudited consolidated financial statements should be read together with the financial statements for the year ended December 31, 2006, and the footnotes thereto included in the Company’s Form 10-K as filed with the United States Securities and Exchange Commission on March 30, 2007.
In the opinion of management, the interim consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the results for interim periods presented. These financial statements include some amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change in estimate is identified. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the operating results that may be expected for the year ended December 31, 2007.
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
Cash – We maintain cash balances at several financial institutions, and at times, such balances exceed insured limits. We have not experienced any losses in such accounts and we believe we are not exposed to any significant credit risk on cash. At June 30, 2007 and December 31, 2006, we had cash of approximately $73,900 and $36,900 (U.S. Dollars) in a Canadian bank account.

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
During the three and six months ended June 30, 2007, we capitalized $38,500 and $164,000, respectively, of software development costs related to enhancements we made to our eHealth platform, a system we acquired through our acquisition of HealthCalc. Capitalized software development costs are captured within Software Technology. These software development costs will be amortized over the remaining economic life of the eHealth platform, or five years. We expect to recover our capitalized software development costs due to the growth of our Health Management segment.
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
Income Taxes – The Company records income taxes in accordance with the liability method of accounting. Deferred income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities and federal operating loss carryforwards. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment. We do not record a tax liability or benefit in connection with the change in fair value of certain of our warrants. Income taxes are calculated based on management’s estimate of the Company’s effective tax rate, which takes into consideration a federal tax rate of 34% and a net effective state tax rate of 4%. This total effective tax rate of 38% is less than the tax rate resulting from income tax expense we recognized during the three and six months ended June 30, 2007, due to the tax rate effects related to compensation expense for incentive stock options.
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
Financial information by segment is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

REVENUE:
Fitness Management Revenue
Staffing Services	$9,848,487	$9,952,698	$19,841,171	$19,652,222
Program and Consulting Services	667,347	633,926	1,363,581	1,199,999

	10,515,834	10,586,624	21,204,752	20,852,221

Health Management Revenue
Staffing Services	3,893,275	3,345,243	7,560,613	6,415,255
Program and Consulting Services	2,570,058	1,643,263	4,803,835	2,874,915

	6,463,333	4,988,506	12,364,448	9,290,170

Total Revenue
Staffing Services	13,741,762	13,297,941	27,401,784	26,067,477
Program and Consulting Services	3,237,405	2,277,189	6,167,416	4,074,914

	$16,979,167	$15,575,130	$33,569,200	$30,142,391

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

GROSS PROFIT:
Fitness Management Revenue
Staffing Services	$2,012,802	$2,007,950	$4,121,983	$4,002,530
Program and Consulting Services	246,668	282,342	611,519	582,869

	2,259,470	2,290,292	4,733,502	4,585,399

Health Management Revenue
Staffing Services	999,876	884,922	1,907,113	1,540,998
Program and Consulting Services	1,496,087	984,800	2,924,712	1,638,097

	2,495,963	1,869,722	4,831,825	3,179,095

Total Gross Profit
Staffing Services	3,012,678	2,892,872	6,029,096	5,543,528
Program and Consulting Services	1,742,755	1,267,142	3,536,231	2,220,966

	$4,755,433	$4,160,014	$9,565,327	$7,764,494

NOTE 5. RECENT ACCOUNTING PRONOUNCEMENTS
In June 2006, the Financial Accounting Standards Bound (“FASB”) issued FIN No. 48, "Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes.” (“SFAS 109”) FIN 48 clarifies the application of SFAS No. 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 was effective for us on January 1, 2007.
Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, "Accounting for Contingencies.” As required by FIN 48, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. At January 1, 2007, the Company’s existing reserve for income tax uncertainties was not material. The Company recognized no additional liabilities for unrecognized tax benefits as a result of the implementation of FIN 48.
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
Under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), the fair value of the warrants issued under the PIPE Transaction have been reported as a liability due to the requirement to net-cash settle the transaction. There are two reasons for this treatment: (i) there are liquidated damages, payable in cash, of 1% of the gross proceeds per month ($102,000) should we fail to maintain effectiveness of the registration statement in accordance with the PIPE Transaction; and (ii) our investors may put their warrants back to us for cash if we initiate a change in control that meets the definition previously discussed. As a result of the amendments we structured with the accredited investors on June 15, 2006, we were allowed to account for the warrants as equity. As a result of this accounting change, we made a final valuation of our warrant liability on June 15, 2006, which resulted in non-cash income of $406,694 for our second quarter in 2006, and the remaining warrant liability of $1,369,674 was reclassified to additional paid in capital. We are no longer required to revalue these warrants on a prospective basis.

NOTE 7. EQUITY
Stock Options – We maintain a stock option plan for the benefit of certain eligible employees and our directors. We have authorized 4,000,000 shares for grant under our Amended and Restated 2005 Stock Option Plan (the “2005 Stock Option Plan”), and a total of 927,150 shares of common stock are reserved for additional grants of options at June 30, 2007. Generally, the options outstanding are granted at prices equal to the market value of our stock on the date of grant, generally vest over four years and expire over a period of six or ten years from the date of grant.
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
For the three and six months ended June 30, 2007, we recorded stock-based compensation expense of $196,600 and $292,900, respectively, compared to $162,900 and $238,400, respectively, for the three and six months ended June 30, 2006. The compensation expense reduced diluted earnings per share by approximately $0.01 for the three months ended June 30, 2007 and three and six months ended June 30, 2006, and $0.02 for the six months ended June 30, 2007.
As of June 30, 2007, approximately $1,041,400 of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.94 years.
The following table summarizes information about stock options at June 30, 2007:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual Life	Exercise	Number	Exercise
Exercise Prices	Outstanding	In Years	Price	Exercisable	Price
$0.30 - $0.39	147,900	1.12	$0.39	147,900	$0.39
0.47 - 0.69	362,900	1.03	0.52	362,900	0.52
0.95 - 1.25	239,000	2.76	1.15	179,250	1.16
1.26 - 2.27	451,100	4.08	1.85	374,575	1.84
2.28 - 3.00	1,169,250	4.42	2.73	377,375	2.68

	2,370,150	3.47	$1.92	1,442,000	$1.49

We use the Black-Scholes option pricing model to determine the weighted average fair value of options. The assumptions utilized to determine fair value of options at the date of grant are indicated in the following table:

	Three Months Ended
	June 30,
	2007	2006
Risk-free interest rate	4.72%	4.97%
Expected volatility	40.0%	52.6%
Expected life (in years)	3.0	3.0
Dividend yield	—	—

Option transactions under the 2005 Stock Option Plan during the second quarter ended June 30, 2007 are summarized as follows:

		Weighted		Weighted
		Average	Aggregate	Average
		Exercise	Intrinsic	Remaining
	Options	Price	Value	Term
Outstanding at March 31, 2007	2,630,650	$1.90
Granted	105,000	2.83
Forfeited	(30,625)	2.76
Exercised	(144,875)	0.63
Expired	(190,000)	3.00

Outstanding at June 30, 2007	2,370,150	$1.92	$2,937,434	3.77
Exercisable at June 30, 2007	1,442,000	$1.49	$2,402,248	3.06
Option transactions under the 2005 Stock Option Plan during the six months ended June 30, 2007 are summarized as follows:

		Weighted		Weighted
		Average	Aggregate	Average
		Exercise	Intrinsic	Remaining
	Options	Price	Value	Term
Outstanding at December 31, 2006	2,250,900	$1.64
Granted	610,500	2.81
Forfeited	(34,375)	2.75
Exercised	(266,875)	0.69
Expired	(190,000)	3.00

Outstanding at June 30, 2007	2,370,150	$1.92	$2,937,434	3.77
Exercisable at June 30, 2007	1,442,000	$1.49	$2,402,248	3.06
Restricted Stock - In connection with our employment agreement dated as of December 1, 2006 with Gregg O. Lehman, Ph.D., our President and Chief Executive Officer, on January 1, 2007 we granted an award of 50,000 shares of restricted common stock to Mr. Lehman. This restricted common stock vests in three equal installments on the first of the year for each of 2007, 2008 and 2009. For the three and six months ended June 30, 2007, we recorded $16,600 and $77,300, respectively, of stock-based compensation related to this grant, which was valued using a price of $2.65 per share, which was the market value of our common stock on the date of grant. As of June 30, 2007, $55,200 of unrecognized compensation costs related to the non-vested portion of this award will be recognized through December 31, 2008.
Equity Incentive Plan – At our Annual Meeting of Shareholders on May 21, 2007, our shareholders approved the implementation of our 2007 Equity Incentive Plan (the “Equity Plan”). The Equity Plan was developed to provide our executives with restricted stock incentives if certain financial targets are achieved for calendar years 2007 through 2009. In lieu of selecting restricted stock, executives can choose to receive a cash bonus under our 2007 Cash Incentive Plan (the “Cash Plan”). The performance objectives, and monetary potential of the Cash Plan would be the same as those under the Equity Plan and participants would receive their cash bonuses at the same time as the restricted stock vests under the Equity Plan. Restricted stock granted under the Equity Plan is earned on an annual basis upon achievement of certain financial objectives for each of 2007, 2008 and 2009. All shares earned during these years will vest upon completion of our 2009 annual audit. For the three and six months ended June 30, 2007, we recorded $16,160 of stock-based compensation related to this program, which was valued using a price of $2.78 per share, which was the market value of our common stock on the date our shareholders approved the program. As of June 30, 2007, $1,778,337 of unrecognized compensation costs related to the non-vested portion of this program will be recognized through March 2010.

Accrued Acquisition Earnout - In accordance with the Stock Purchase Agreement executed in connection with our acquisition of HealthCalc.Net, Inc. on December 23, 2005, we agreed to pay the shareholders of HealthCalc a contingent earnout payment based upon the achievement of specific 2006 revenue objectives. In accordance with this Stock Purchase Agreement, the contingent earnout payment could be made by us in cash, stock or a combination thereof. At December 31, 2006, we recorded a liability of $1,475,000 in favor of the former shareholders of HealthCalc representing the contingent earnout payment, with the offset reflected as an increase to goodwill. On March 27, 2007, our Board of Directors determined that this earnout payment would be made by a cash payment of $737,500 and the issuance of 262,590 shares of common stock, which was determined using an average closing share price of $2.81 for the twenty-one trading days preceding the date of payment. We made the cash payment on March 28, 2007 and issued the common stock effective on March 27, 2007.
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
Results of Operations
The following table sets forth our statement of operations data as a percentage of total revenues for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
REVENUE	100.0%	100.0%	100.0%	100.0%

COSTS OF REVENUE	72.0	73.3	71.5	74.2

GROSS PROFIT	28.0	26.7	28.5	25.8

OPERATING EXPENSES
Salaries	15.6	13.8	15.0	13.7
Other selling, general and administrative	10.0	7.8	9.5	7.8
Amortization of acquired intangible assets	0.2	0.7	0.3	0.7

Total operating expenses	25.8	22.3	24.7	22.2

OPERATING INCOME	2.2	4.4	3.8	3.6

OTHER INCOME (EXPENSE)	—	2.7	(0.1)	2.8

EARNINGS BEFORE INCOME TAXES	2.2	7.1	3.7	6.4

INCOME TAX EXPENSE	1.2	2.4	1.7	1.8

NET EARNINGS	1.0	4.7	2.0	4.6

Dividend to preferred shareholders	—	—	—	0.3

NET EARNINGS TO COMMON SHAREHOLDERS	1.0%	4.7%	2.0%	4.3%

Results of Operations for the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006.
Revenue. Revenue increased $1,404,000 or 9.0%, to $16,979,000 for the three months ended June 30, 2007, from $15,575,000 for the three months ended June 30, 2006.
Of this growth in revenue, our Fitness Management segment experienced a slight decline of $71,000, which includes a decline of $104,000 from staffing services and growth of $33,000 from program and consulting services. Overall, the slight decline in Fitness Management segment revenue is primarily due to the termination of a large Fitness Management contract by an automotive client effective March 31, 2007. This revenue loss was partially offset by new staffing service contracts, the expansion of existing contracts, and by growth of program revenue at existing sites, including personal training and health coaching services.
Our Health Management segment contributed total growth of $1,475,000, which includes growth of $548,000 from staffing services and growth of $927,000 from program and consulting services. Overall, Health Management revenue growth is attributed to new contracts and the expansion of existing contracts. The significant increase in program and consulting services, compared to last year, was primarily driven by an increase in biometric screening services, health coaching services and eHealth platform sales and customizations.
During the quarter, we obtained eleven new customer commitments in our Health Management segment, which may realize incremental annualized revenue of approximately $2.2 million, which includes approximately $0.7 million of potential annualized revenue for two existing Fitness Management customers. In our Fitness Management segment, we obtained one new customer commitment, and received a commitment to expand our management services for an existing customer, all of which may realize incremental annualized revenue of approximately $0.7 million. The $2.9 million combined total for this potential new, incremental annualized revenue will be offset by a potential annualized revenue loss of $0.6 million from contract and site cancellations.
Gross Profit. Gross profit increased $595,000, or 14.3%, to $4,755,000 for the three months ended June 30, 2007, from $4,160,000 for the three months ended June 30, 2006.
Of this increase in gross profit, our Fitness Management segment contributed a slight decline of $31,000, which includes growth of $5,000 from staffing services and a decline of $36,000 from program and consulting services.
Our Health Management segment contributed total gross profit growth of $626,000, which includes growth of $115,000 from staffing services and growth of $511,000 from program and consulting services.
As a percent of revenue, total gross profit increased to 28.0%, from 26.7% for the same period last year. Gross profit from our Health Management segment, as a percent of revenue, increased to 38.6%, from 37.5% for the prior year period. This increase is primarily due to revenue growth in our higher margin program and consulting services. Gross profit from our Fitness Management segment, as a percent of revenue, slightly decreased to 21.5%, from 21.6% in the prior year period. This result is primarily due to a margin decrease in program and consulting services, which fell to 37.0% of revenue, from 44.5% for the same period last year, and is due primarily to partial utilization of new health coaches we added during the quarter. This decline was partially offset by margin growth in staffing services, which grew to 20.4% of revenue, from 20.2% for the same period last year.
Operating Expenses and Operating Income. Operating expenses increased $906,000 or 26.1%, to $4,379,000 for the three months ended June 30, 2007, from $3,473,000 for the three months ended June 30, 2006. This increase is attributable to a $499,000 increase in salaries, a $472,000 increase in other selling, general and administrative expenses, and a $65,000 decrease in amortization expense attributable to prior acquisitions. Operating expenses as a percent of revenue for the three months ended June 30, 2007 increased to 25.8%, from 22.3% for the three months ended June 30, 2006

Of the increase in salaries, $433,000 is attributable to staff additions we made to strengthen our capabilities in certain functions, including research, development and outcomes, marketing, technology and account services, and $66,000 is attributable to an increase in stock-based compensation.
The $472,000 increase in other selling, general and administrative expenses is attributable to the costs associated with a higher employee count, including higher office rent, contract services, travel, legal fees and general office costs.
As a result of the previously discussed changes in gross profit and operating expenses, operating income decreased $311,000, or 45.2%, to $376,000 for the quarter ended June 30, 2007, from $687,000 for quarter ended June 30, 2006.
Operating margin for the three months ended June 30, 2007 declined to 2.2%, from 4.4% for the three months ended June 30, 2006. This decrease is primarily due to investments we have made to support our future growth plans.
Other Income and Expense. Interest expense was inconsequential during the quarters ended June 30, 2007 and 2006, respectively.
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
Income Taxes. Current income tax expense decreased $175,000 to $203,000 for the three months ended June 30, 2007, from $378,000 for 2006. The decrease is primarily due to the lower operating income in 2007 compared to 2006.
Our effective tax rate, as a percent of earnings before income taxes, increased to 54% for the second quarter of 2007, compared to 34% for the same period last year. In the second quarter of 2006, we did not reflect a tax liability on the $407,000 non-cash benefit related to the revaluation of warrants. Excluding this gain related to the revaluation of warrants, our effective tax rate would be 54% for the second quarter of 2006. Compared to our normal effective tax rate of 38%, our current effective tax rate is higher due to the tax rate effect of compensation expense for incentive stock options, which is deductible for tax purposes only when the underlying incentive stock options are exercised.
Net Earnings Applicable to Common Shareholders. As a result of the above, net earnings applicable to common shareholders for the quarter ended June 30, 2007 decreased approximately $554,000 to $173,000, compared to net earnings applicable to common shareholders of $727,000 for the quarter ended June 30, 2006.
Dividends to Preferred Shareholders. There were no dividends to preferred shareholders for the three months ended June 30, 2007 and 2006, respectively. This is attributable to the conversion of our Series B Convertible Preferred Stock to common stock on March 10, 2006.
Results of Operations for the six months ended June 30, 2007 compared to the six months ended June 30, 2006.
Revenue. Revenue increased $3,427,000 or 11.4%, to $33,569,000 for the six months ended June 30, 2007, from $30,142,000 for the six months ended June 30, 2006.

Of this growth in revenue, our Fitness Management segment contributed total growth of $352,000, which includes growth of $189,000 from staffing services and growth of $163,000 from program and consulting services. Overall, the growth in Fitness Management revenue is attributed to new contracts, the expansion of existing contracts, and growth of program revenue at existing sites, including personal training, weight management and massage therapy. This growth was partially offset by the previously announced termination of a large Fitness Management contract by an automotive client effective March 31, 2007.
Our Health Management segment contributed total growth of $3,075,000, which includes growth of $1,146,000 from staffing services and growth of $1,929,000 from program and consulting services. Overall, Health Management revenue growth is attributed to new contracts and the expansion of existing contracts. The significant increase in program and consulting services, compared to last year, was primarily driven by an increase in biometric screening services, health coaching services and eHealth platform sales and customizations.
For the first six months of 2007, we obtained 23 new customer commitments in our Health Management segment that may realize incremental annualized revenue of approximately $5.1 million, which includes $0.7 million of potential annualized revenue from two existing Fitness Management customers. In our Fitness Management segment, we obtained four new customer commitments, and received a commitment to expand our management services for an existing customer, all of which may realize incremental annualized revenue of approximately $2.1 million. The $7.2 million combined total for this potential new, incremental annualized revenue will be offset by a potential annualized revenue loss of $2.1 million from contract and site cancellations.
Gross Profit. Gross profit increased $1,801,000, or 23.2%, to $9,565,000 for the six months ended June 30, 2007, from $7,764,000 for the six months ended June 30, 2006.
Of this increase in gross profit, our Fitness Management segment contributed a total of $148,000, which includes growth of $119,000 from staffing services and $29,000 from program and consulting services.
Our Health Management segment contributed total gross profit growth of $1,653,000, which includes $366,000 from staffing services and growth of $1,287,000 from program and consulting services.
As a percent of revenue, total gross profit increased to 28.5%, from 25.8% for the same period last year. Gross profit from our Health Management segment, as a percent of revenue, increased to 39.1%, from 34.2% for the prior year period. This increase was predominantly driven by the increase in gross margin for our program and consulting revenue, which increased to 60.9% for the six months ended June 30, 2007, from 57.0% for the same period last year. Gross profit from our Fitness Management segment, as a percent of revenue, increased to 22.3%, from 22.0% in the prior year period. This increase is due to margin growth for staffing services, which increased to 20.8% of revenue, from 20.4% for the same period last year. This margin growth was offset by a margin decrease in program and consulting services, which fell to 44.8% of revenue, from 48.6% for the same period last year.
Operating Expenses and Operating Income. Operating expenses increased $1,606,000, or 24.0%, to $8,303,000 for the six months ended June 30, 2007, from $6,697,000 for the six months ended June 30, 2006. This increase is attributable to a $902,000 increase in salaries, an $835,000 increase in other selling, general and administrative expenses, and a $131,000 decrease in amortization expense attributable to prior acquisitions. Operating expenses as a percent of revenue for the six months ended June 30, 2007 increased to 24.7%, from 22.2% for the six months ended June 30, 2006
Of the increase in salaries, $754,000 is attributable to staff additions we made to strengthen our capabilities in certain functions, including research, development and outcomes, marketing, technology and account services, and $148,000 is attributable to an increase in stock-based compensation.
The $835,000 increase in other selling, general and administrative expenses is attributable to the costs associated with a higher employee count, including higher office rent, contract services, travel, legal fees and general office costs.

As a result of the previously discussed changes in gross profit and operating expenses, operating income increased $195,000, or 18.2%, to $1,262,000 for the six months ended June 30, 2007, from $1,067,000 for the six months ended June 30, 2006.
Operating margin for the six months ended June 30, 2007 expanded to 3.8%, from 3.5% for the six months ended June 30, 2006. This increase is primarily due to the gross margin expansion within our Health Management segment, which was partially offset by investments we have made to support our future growth plans.
Other Income and Expense. Interest expense was inconsequential during the six months ended June 30, 2007 and 2006, respectively.
For the six months ended June 30, 2006, we recorded a $841,000 non-cash benefit related to a change in fair value for 1,530,000 warrants we issued in connection with the sale of $10.2 million of our Series B Convertible Preferred Stock in November 2005. Refer to the section titled “Summary of Significant Accounting Policies,” Valuation of Derivative Instruments, contained elsewhere in this document for further discussion of the accounting we used to value these warrants. As of June 15, 2006, we were no longer required to revalue these warrants.
Income Taxes. Current income tax expense increased $46,000 to $573,000 for the six months ended June 30, 2007, from $527,000 for 2006. The increase is primarily due to higher operating income and stock-based compensation in 2007 compared to 2006.
Our effective tax rate, as a percent of earnings before income taxes, increased to 46% for the first six months of 2007, compared to 28% for the same period last year. For the first six months of 2006, we did not reflect a tax liability on the $841,000 non-cash benefit related to the revaluation of warrants. Excluding this gain related to the revaluation of warrants, our effective tax rate would be 49% for the first six months of 2006. Compared to our normal effective tax rate of 38%, our current effective tax rate is higher due to the tax rate effect of compensation expense for incentive stock options, which is deductible for tax purposes only when the underlying incentive stock options are exercised.
Net Earnings Applicable to Common Shareholders. As a result of the above, net earnings applicable to common shareholders for the six months ended June 30, 2007 decreased approximately $606,000 to $685,000, compared to net earnings applicable to common shareholders of $1,291,000 for the six months ended June 30, 2006.
Dividends to Preferred Shareholders. Dividend to preferred shareholders decreased $96,000 to $0 for the six months ended June 30, 2007, compared to $96,000 for the six months ended June 30, 2006. This decrease is attributable to the conversion of our Series B Convertible Preferred Stock to common stock on March 10, 2006.

LIQUIDITY AND CAPITAL RESOURCES
Our working capital increased $1,731,000 to $7,522,000 for the six months ended June 30, 2007, from $5,791,000 at December 31, 2006. This increase is largely attributable to decreases in accounts payable, accrued expenses and accrued acquisition earnout.
In addition to cash flows generated from operating activities, our other primary source of liquidity and working capital is provided by a $7,500,000 Credit Agreement with Wells Fargo Bank, N.A. (the “Wells Loan”). At our option, the Wells Loan bears interest at prime, or the one-month LIBOR plus a margin of 2.25% to 2.75% based upon our Senior Leverage Ratio (effective rate of 8.25% at June 30, 2007 and December 31, 2006, respectively). The availability of the Wells Loan decreases $250,000 on the last day of each calendar quarter, beginning September 30, 2003, and matures on June 30, 2008, as amended. Working capital advances from the Wells Loan are based upon a percentage of our eligible accounts receivable, less any amounts previously drawn. The facility provided maximum borrowing capacity of $3,500,000 and $4,000,000 at June 30, 2007 and December 31, 2006, respectively, and $3,226,000 and $4,000,000 was available for drawing on such respective dates. All borrowings are collateralized by substantially all of our assets. At June 30, 2007, we were in compliance with all of our financial covenants.
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
OFF-BALANCE SHEET ARRANGEMENTS
As of June 30, 2007, the Company had no off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities.
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
Forward-looking statements include all statements based on future expectations and specifically include, among other things, all statements relating to increasing revenue, improving margins, growth of our Fitness and Health Management business segments, the development of new business models, our ability to expand our programs and services, the materiality of a letter inquiring about our interest in negotiating a license for certain technology patents or the materiality of such patents and the sufficiency of our liquidity and capital resources to meet our obligations and finance our expected operational investments. In addition, the estimated annualized revenue value of our new and lost contracts is a forward looking statement, which is based upon an estimate of the anticipated annualized revenue to be realized or lost. Such information should be used only as an indication of the activity we have recently experienced in our two business segments. These estimates, when considered together, should not be considered an indication of the total net, incremental revenue growth we expect to generate in 2007, or in any year, as actual net growth may differ from these estimates due to actual staffing levels, participation rates and contract duration, in addition to other revenue we may lose in the future due to contract termination. Any statements that are not based upon historical facts, including the outcome of events that have not yet occurred and our expectations for future performance, are forward-looking statements. The words “potential,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” “plan,” “anticipate,” and similar words and expressions are intended to identify forward-looking statements. Such statements are based upon the current beliefs and expectations of our management. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to those matters identified and discussed in Item 1A of the Company’s Form 10-K for the year ended December 31, 2006 under “Risk Factors.”
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
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a) The Annual Meeting of the Company’s shareholders was held on Monday, May 21, 2007.
(b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management’s nominees, and the shareholders elected the following persons as directors of the Company to serve until the next annual meeting of shareholders:

Nominee	Number of Votes For	Number of Votes Withheld
Gregg O. Lehman	14,267,186	176,103
K. James Ehlen, M.D	13,962,715	480,574
Robert J. Marzec	14,076,133	367,156
Jerry V. Noyce	14,267,286	176,003
John C. Penn	14,262,186	181,103
Mark W. Sheffert	14,076,233	367,056
Linda Hall Whitman	14,267,286	176,003
Rodney A. Young	14,267,186	176,103
(c) By a vote of 7,503,417 shares in favor, 357,763 shares opposed, 17,524 shares abstaining, and 6,564,585 shares represented by broker nonvotes, the shareholders approved our Amended and Restated Stock Option Plan.
(d) By a vote of 7,513,383 shares in favor, 346,764 shares opposed, 18,557 shares abstaining, and 6,564,585 shares represented by broker nonvotes, the shareholders approved our 2007 Equity Incentive Plan.

(e) By a vote of 14,231,933 shares in favor, 198,553 shares opposed, 12,803 shares abstaining, and 0 shares represented by broker nonvotes, the shareholders ratified the selection of Grant Thornton LLP as the Company’s independent auditors for the current fiscal year.
ITEM 5. OTHER INFORMATION
We entered into a new Lease Agreement for our corporate headquarters with United Properties Investment LLC on May 2, 2007. The Lease is for approximately 28,272 square feet of office space at the Southpoint Office Center in Bloomington, Minnesota. The Lease commences on January 1, 2008 and continues for five years, with an option to extend the term for an additional five-year period if certain terms and conditions are met. The rent starts at $31,230.33 per month and increases at a rate of $.50 per square foot each year for only 24,283 square feet of the space. We expect to move into this new space in the first quarter of 2008. A copy of the Lease is attached hereto as Exhibit 10.1.
On May 9, 2007, we entered into a Third Amendment to Lease with Parkway Commons, L.P. to add additional space to our facility in Plano, Texas, which we originally assumed in connection with our acquisition of HealthCalc.Net, Inc. in December 2005. The Amendment added an additional 2,174 square feet for a total of 8,213 square feet. The Lease continues until December 31, 2012. The rent for the full 8,213 square feet is currently $14,030.54 per month and increases approximately $340 per month at the beginning of each calendar year thereafter. This Amendment was a result of an expansion of our staff in technology development, customer service and research, development and outcomes. A copy of this Amendment is attached hereto as Exhibit 10.5. In additional, the original Lease and the First and Second Amendments are attached hereto as Exhibits 10.2, 10.3 and 10.4, respectively.
ITEM 6. EXHIBITS
(a) Exhibits — See Exhibit Index on page following signatures

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2007	HEALTH FITNESS CORPORATION

	By	/s/ Gregg O. Lehman

Gregg O. Lehman
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Wesley W. Winnekins

Wesley W. Winnekins
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
HEALTH FITNESS CORPORATION
FORM 10-Q

Exhibit No.	Description
**10.1	Lease Agreement, dated as of May 2, 2007, by and between United Properties Investment LLC and the Company

**10.2	Office Lease, dated as of September 29, 2003, by and between CMD Realty Investment Fund II, L.P. and HealthCalc.Net, Inc.

**10.3	First Amendment to Lease, dated April 29, 2005, by and between Parkway Commons, L.P. (f/k/a CMD Realty Investment Fund II, L.P.) and HealthCalc.Net, Inc.

**10.4	Second Amendment to Lease, dated January 31, 2006, by and between Parkway Commons, L.P. and HealthCalc.Net, Inc.

**10.5	Third Amendment to Lease, dated May 9, 2007, by and between Parkway Commons, L.P. and the Company

10.6	Amended and Restated 2005 Stock Option Plan – incorporated by reference to Exhibit 10.1 to our Form 8-K dated May 21, 2007 (1)

10.7	Form of Incentive Stock Option Agreement – incorporated by reference to Exhibit 10.2 to our Form 8-K dated May 21, 2007 (1)

10.8	Form of Nonqualified Stock Option Agreement – incorporated by reference to Exhibit 10.3 to our Form 8-K dated May 21, 2007 (1)

10.9	2007 Equity Incentive Plan – incorporated by reference to Exhibit 10.4 to our Form 8-K dated May 21, 2007 (1)

10.10	Form of Restricted Stock Agreement – incorporated by reference to Exhibit 10.5 to our Form 8-K dated May 21, 2007 (1)

**11.0	Statement re: Computation of Earnings per Share

**31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Filed herewith

(1)	Indicates management contract or compensatory plan or arrangement