Form 10-K/A
period 2006-12-31
Health Fitness Corp /MN/
filed 2007-11-19
CIK 886432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Amendment No. 1)
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

HEALTH FITNESS CORPORATION
EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to our Annual Report on Form 10-K for the year ended December 31, 2006, initially filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2007 (the “Original Filing”), is being filed to reflect a restatement attributable to a $1,576,454 deemed dividend to preferred shareholders that should have been reflected in our financial statements for the quarter ended March 31, 2006. The effect of this restatement results in a reduction to net earnings applicable to common shareholders in our consolidated statement of operations for the quarter ended March 31, 2006, with a corresponding increase to additional paid in capital in our consolidated balance sheet as of March 31, 2006.
In this Amendment No. 1 to our Original Filing, we are restating our consolidated balance sheet for the quarter ended March 31, 2006 and for the year ended December 31, 2006, our consolidated statements of operations and cash flows for the quarter ended March 31, 2006 and year ended December 31, 2006, and the notes related thereto. No other quarterly reporting periods during our year ended December 31, 2006 were affected by this restatement. This restatement will result in no change to total net earnings or to total stockholders’ equity as of December 31, 2006 and March 31, 2006.
The determination to restate these financial statements in the foregoing respects results from comments we received in a letter from the Securities and Exchange Commission (the “SEC”) following their routine review of the Original Filing.
The $1,576,454 deemed dividend to preferred shareholders was determined in accordance with Emerging Issues Task Force (“EITF”) Number 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio. This deemed dividend is a one-time, non-cash adjustment related to the automatic conversion of our Series B Preferred Stock to common stock on March 10, 2006.

The Audit Committee worked closely with our management to review the restatement and our policies and practices related to the restatement. The Audit Committee has determined that, despite this restatement, our internal controls over accounting and financial reporting are effective, and that the restatement does not relate to any misconduct on the part of management.
For a more detailed description of the Restatement, see Note 16, “Restatements” to the accompanying audited consolidated financial statements and the section entitled “Restatements” in Part II, Item 7. — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this Form 10-K/A.
For the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety. However, this Form 10-K/A only amends and restates Item 7 and Item 8 of Part II and Item 15 of Part IV of the Original Filing, in each case, solely as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended herby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 15 of Part IV of this Form 10-K/A includes the consent of the Company’s current independent registered public accounting firm and currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. We have also updated Item 15 and the exhibit index to this Form 10-K/A to incorporate by reference herein exhibits attached to the Original Filing.
We have not amended and do not intend to amend our previously filed Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as such amendments have been reflected in Note 16 of the accompanying audited consolidated financial statements contained in this Form 10-K/A. In addition, we also do not intend to amend our previously filed Quarterly Reports on Form 10-Q for the periods ended June 30, 2006 and September 30, 2006.

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

James A. Narum has been the Company’s Vice President Account Services — U.S. Auto since August 2006, currently overseeing our U.S. auto accounts, National Vice President of Account Services-Fitness Management from December 2003 to August 2006, Senior Vice President-Corporate Business Development from December 2001 to December 2003, and served as Corporate Vice President of Operations-Corporate Health and Fitness Division from November 2000 to December 2001. From 1995 until November 2000, Mr. Narum was responsible for national operations in the Company’s Corporate Health and Fitness Division. From 1983 to 1995, Mr. Narum was responsible for regional operations, sales, consulting, and client account management for Fitness Systems Inc., a provider of fitness center management services the Company acquired in 1995.
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
In accordance with the Stock Purchase Agreement executed in connection with our acquisition of HealthCalc.Net, Inc. on December 23, 2005, we agreed to pay the shareholders of HealthCalc a contingent earnout payment based upon the achievement of specific 2006 revenue objectives. As a component of this earnout payment, effective on March 27, 2007, we issued 262,590 shares of common stock to the former shareholders of HealthCalc. As with the common stock we issued to the HealthCalc shareholders on December 23, 2005, we issued this common stock pursuant to the private placement exemption set forth in Section 4(2) of the Securities Act of 1933, as amended. No broker/dealers were involved and no commissions were paid in connection with this grant.
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

		Years Ended December 31,
	2006	2005	2004	2003	2002
STATEMENT OF OPERATIONS DATA (in thousands except per share amounts):

REVENUE	$63,579	$54,942	$52,455	$31,479	$27,865

NET EARNINGS	3,025	1,345	1,674	633	3,001

NET EARNINGS (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	1,352	1,204	1,588	(27)	3,001

NET EARNINGS PER COMMON SHARE:
Basic	$0.07	$0.09	$0.13	$0.00	$0.24
Diluted	$0.03	$0.08	$0.10	$0.00	$0.24

BALANCE SHEET DATA (in thousands):

TOTAL ASSETS	$32,318	$27,585	$20,934	$19,808	$12,956

LONG-TERM DEBT	—	—	$1,613	$4,350	—

SHAREHOLDERS’ EQUITY	$23,798	$10,488	$11,484	$9,732	$9,079

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
RESTATEMENT
On November 12, 2007, subsequent to our third quarter earnings release on November 5, 2007, we determined that a $1,576,454 deemed dividend to preferred shareholders should have been reflected in our financial statements for the quarter ended March 31, 2006. The effect of this restatement results in a reduction to net earnings applicable to common shareholders in our consolidated statement of operations for the quarter ended March 31, 2006, with a corresponding increase to additional paid in capital in our consolidated balance sheet as of March 31, 2006. In this Amendment No. 1 to our Original Filing, we are restating our consolidated balance sheet for the quarter ended March 31, 2006 and for the year ended December 31, 2006, our consolidated statements of operations and cash flows for the quarter ended March 31, 2006 and year ended December 31, 2006, and the notes related thereto. No other quarterly reporting periods during our year ended December 31, 2006 were affected by this restatement. This restatement will result in no change to total net earnings or to total stockholders’ equity as of December 31, 2006 and March 31, 2006.
The determination to restate these financial statements in the foregoing respects results from comments we received in a letter from the Securities and Exchange Commission (the “SEC”) following their routine review of the Original Filing.
The $1,576,454 deemed dividend to preferred shareholders was determined in accordance with Emerging Issues Task Force (“EITF”) Number 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or

Contingently Adjustable Conversion Ratio. This deemed dividend is a one-time, non-cash adjustment related to the automatic conversion of our Series B Preferred Stock to common stock on March 10, 2006.
The Audit Committee worked closely with our management to review the restatement and our policies and practices related to the restatement. The Audit Committee has determined that, despite this restatement, our internal controls over accounting and financial reporting are effective, and that the restatement does not relate to any misconduct on the part of management.
For a more detailed description of the Restatement, see Note 16, “Restatements” to the accompanying audited consolidated financial statements contained in this Form 10-K/A.
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
Segment Reporting - Effective with the fourth quarter of 2006, we made a decision to move to segment reporting based upon the evolution of our Health Management business model, and our belief that the future financial results for our Health Management segment may outpace the financial results of our Fitness Management segment. Another factor contributing to this decision is the higher level of resources we expect to invest in order to maximize the future growth opportunities we believe exists in our Health Management segment. As a result of these factors, we are now following FASB Statement No. 131, Disclosure about Segments of an Enterprise and Related Information (“SFAS 131”), for the two segments of our business: Fitness Management and Health Management. We do not believe that our decision to follow FASB Statement No. 131 will impact the presentation of our financial information or the ability to compare our financial results to prior periods.
Revenue Recognition — Revenue is recognized at the time the service is provided to the customer. For annual contracts, monthly amounts are recognized ratably over the term of the contract. Certain services provided to the customer may vary on a periodic basis. The revenues relating to these services are estimated in the month that the service is performed. Amounts received from, or billed to customers in advance of providing services are treated as deferred revenue and recognized when the services are provided. We have contracts with third-parties to provide ancillary services in connection with their fitness and wellness management services and programs. Under such arrangements, the third-parties invoice and receive payments from us based on transactions with the ultimate customer. We do not recognize revenues related to such transactions as the ultimate customer assumes the risk and rewards of the contract and the amounts billed to the customer are either at cost or with a fixed markup.

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
Dividend and Deemed Dividend to Preferred Shareholders. Dividend to preferred shareholders decreased $45,000 to $96,000, compared to $141,000 for 2005. Deemed dividends to preferred shareholders increased to $1,576,000, from $0 for 2005. This decrease in dividends and the increase in deemed dividends to preferred shareholders is attributable to the conversion of our Series B Convertible Preferred Stock to common stock on March 10, 2006.

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
On November 14, 2005 (the “Effective Date”), in a Private Investment in Public Equity transaction (the “PIPE Transaction”), we issued an aggregate of 1,000 shares of Series B Convertible Preferred Stock (the “Series B Stock”), together with warrants to purchase 1,530,000 shares of common stock at $2.40 per share, to a limited number of accredited investors for aggregate gross proceeds of $10.2 million. After selling commissions and expenses, we received net proceeds of approximately $9.4 million. The Series B Stock automatically converted into 5,100,000 shares of our common stock on March 10, 2006, the date the Securities and Exchange Commission (the “SEC”) first declared effective a registration statement covering these shares. On the date of this conversion, we recorded a $1,576,454 deemed dividend to preferred shareholders by recording a reduction to net earnings applicable to common shareholders in the consolidated statement of operations for the quarter ended March 31, 2006, with a corresponding increase being recorded to additional paid in capital in the consolidated balance sheet as of March 31, 2006. We used the proceeds from this PIPE Transaction to redeem our Series A Convertible Preferred Stock and to fund the acquisition of HealthCalc.Net, Inc.
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
In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), "Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109.” FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements, tax positions taken or expected to be taken on a tax return, including the decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48, these changes will be accounted for as an adjustment to retained earnings. We do not believe that the adoption of FIN 48 will have a material effect on our financial position or results of operation.
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
     As described in Note 16, the consolidated financial statements as of and for the year ended December 31, 2006 have been restated to reflect the deemed dividend in March 2006 that resulted from the Company’s conversion of convertible preferred shares.
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
/s/ Grant Thornton LLP
Minneapolis, Minnesota
March 27, 2007 (except for Note 16, as to
     which the date is November 19, 2007)

HEALTH FITNESS CORPORATION
CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

	2006	2005
	(Restated)
ASSETS
CURRENT ASSETS
Cash	$987,465	$1,471,505
Trade and other accounts receivable, less allowances of $283,100 and $200,700	12,404,856	8,839,046
Prepaid expenses and other	701,889	509,273
Deferred tax assets	217,476	337,800

Total current assets	14,311,686	11,157,624
PROPERTY AND EQUIPMENT, net	767,675	347,820

OTHER ASSETS
Goodwill	14,509,469	12,919,689
Software technology, less accumulated amortization of $370,200 and $0	1,658,575	1,762,000
Customer contracts, less accumulated amortization of $1,815,000 and $1,626,100	—	188,889
Trademark, less accumulated amortization of $246,300 and $147,000	246,809	346,057
Other intangible assets, less accumulated amortization of $166,500 and $88, 000	362,528	441,086
Deferred tax assets	437,010	374,500
Other	24,597	47,105

	$32,318,349	$27,584,770

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Trade accounts payable	$1,811,939	$687,125
Accrued salaries, wages, and payroll taxes	3,249,424	2,693,927
Accrued acquisition earnout	1,475,000	—
Other accrued liabilities	120,044	763,115
Accrued self funded insurance	201,053	250,000
Deferred revenue	1,663,121	1,868,446

Total current liabilities	8,520,581	6,262,613

LONG-TERM OBLIGATIONS	—	—

COMMITMENTS AND CONTINGENCIES	—	—

WARRANT OBLIGATION	—	2,210,889

PREFERRED STOCK, $0.01 par value; 10,000,000 shares authorized, 0 and 1,000 shares issued and outstanding at December 31, 2006 and 2005	—	8,623,546

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 50,000,000 shares authorized; 19,220,217 and 13,787,349 shares issued and outstanding at December 31, 2006 and 2005	192,202	137,874
Additional paid-in capital	27,565,901	15,625,425
Accumulated comprehensive income from foreign currency translation	(35,186)	1,245
Accumulated deficit	(3,925,149)	(5,276,822)

	23,797,768	10,487,722

	$32,318,349	$27,584,770

See notes to consolidated financial statements.

HEALTH FITNESS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
	(Restated)
REVENUE	$63,578,540	$54,942,205	$52,454,668

COSTS OF REVENUE	45,947,956	41,125,031	38,995,451

GROSS PROFIT	17,630,584	13,817,174	13,459,217

OPERATING EXPENSES
Salaries	8,544,885	5,769,082	5,600,203
Other selling, general and administrative	5,040,709	3,712,429	3,440,134
Amortization of acquired intangible assets	368,618	821,611	878,333

Total operating expenses	13,954,212	10,303,122	9,918,670

OPERATING INCOME	3,676,372	3,514,052	3,540,547

OTHER INCOME (EXPENSE)
Interest expense	(7,512)	(25,965)	(465,571)
Interest costs — early debt repayment	—	—	(474,669)
Change in fair value of warrants	841,215	(634,435)	—
Other, net	9,646	10,585	1,642

EARNINGS BEFORE INCOME TAXES	4,519,721	2,864,237	2,601,949

INCOME TAX EXPENSE	1,495,184	1,518,946	927,929

NET EARNINGS	3,024,537	1,345,291	1,674,020

Deemed dividend to preferred shareholders	1,576,454	—	—
Dividend to preferred shareholders	96,410	140,890	86,400

NET EARNINGS APPLICABLE TO COMMON SHAREHOLDERS	$1,351,673	$1,204,401	$1,587,620

NET EARNINGS PER COMMON SHARE:
Basic	$0.07	$0.09	$0.13
Diluted	0.03	0.08	0.10

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	18,023,298	12,780,724	12,503,345
Diluted	18,772,675	16,929,636	16,151,017
See notes to consolidated financial statements.

HEALTH FITNESS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

			Additional	Accumulated		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Capital	Income	Deficit	Equity	Income
BALANCE AT JANUARY 1, 2004	12,357,334	123,573	17,671,536	5,707	(8,068,843)	9,731,973
Issuance of common stock through stock purchase plan	80,454	805	70,736	—	—	71,541
Issuance of common stock for options	66,100	661	34,586	—	—	35,247
Issuance of common stock for board of directors compensation	40,000	400	60,200	—	—	60,600
Issuance of common stock for warrants	38,282	383	(383)	—	—	—
Dividend to preferred shareholders	—	—	—	—	(86,400)	(86,400)
Net earnings	—	—	—	—	1,674,020	1,674,020	$1,674,020
Foreign currency translation	—	—	—	(3,248)	—	(3,248)	(3,248)

Comprehensive Income							$1,670,772

BALANCE AT DECEMBER 31, 2004	12,582,170	125,822	17,836,675	2,459	(6,481,223)	11,483,733
Issuance of common stock through stock purchase plan	89,227	892	162.116	—	—	163,008
Issuance of common stock for options	98,681	987	14,566	—	—	15,553
Issuance of common stock for acquisition	847,281	8,473	1,991,527	—	—	2,000,000
Issuance of common stock for warrants	169,990	1,700	(1,700)	—	—	—
Net repurchase of Series A preferred stock and warrants	—	—	(3,539,466)	—	—	(3,539,466)
Payment of Series B preferred stock financing costs	—	—	(813,021)	—	—	(813,021)
Reallocation of deferred financing costs	—	—	(25,272)	—	—	(25,272)
Dividend to preferred shareholders	—	—	—	—	(140,890)	(140,890)
Net earnings	—	—	—	—	1,345,291	1,345,291	$1,345,291
Foreign currency translation	—	—	—	(1,214)	—	(1,214)	(1,214)

Comprehensive Income							$1,344,077

BALANCE AT DECEMBER 31, 2005	13,787,349	$137,874	$15,625,425	$1,245	$(5,276,822)	$10,487,722
Issuance of common stock through stock purchase plan	90,572	905	170,384	—	—	171,289
Redemption of common stock for option exercises	(31,554)	(315)	(67,526)			(67,841)
Issuance of common stock for options	253,850	2,538	75,392	—	—	77,930
Payment of Series B preferred stock financing costs			(161,725)			(161,725)
Issuance of common stock for Series B preferred stock	5,100,000	51,000	10,149,000	—	—	10,200,000
Reclassification of warrant liability			1,369,674			1,369,674
Issuance of common stock for board of directors compensation	20,000	200	31,800	—	—	32,000
Stock option compensation	—	—	373,477	—	—	373,477
Deemed dividend to preferred shareholders	—	—	—	—	(1,576,454)	(1,576,454)
Dividend to preferred shareholders	—	—	—	—	(96,410)	(96,410)
Net earnings	—	—	—	—	3,024,537	3,024,537	$3,024,537
Foreign currency translation	—	—	—	(36,431)	—	(36,431)	(36,431)

Comprehensive Income							$2,988,106

BALANCE AT DECEMBER 31, 2006 (Restated)	19,220,217	$192,202	$27,565,901	$(35,186)	$(3,925,149)	$23,797,768

     See notes to consolidated financial statements.

HEALTH FITNESS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$3,024,537	$1,345,291	$1,674,020
Adjustment to reconcile net earnings to net cash provided by operating activities:
Common stock issued for Board of Directors compensation	32,000	—	60,600
Stock-based compensation	373,477	—	—
Depreciation	538,511	88,663	93,030
Amortization	366,694	817,210	1,034,654
Interest on escrow account	—	—	(2,611)
Warrant valuation adjustment	(841,215)	634,435	—
Deferred taxes	57,814	1,169,200	655,101
Loss on disposal of assets	—	1,897	—
Interest — early debt repayment	—	—	345,754
Change in assets and liabilities, net of assets acquired:
Trade and other accounts receivable	(3,565,810)	(554,637)	(2,929,206)
Prepaid expenses and other	(192,616)	(295,319)	(26,607)
Other assets	22,508	39,910	(22,557)
Trade accounts payable	1,088,382	(222,537)	267,178
Accrued liabilities and other	1,338,479	127,031	1,204,508
Deferred revenue	(205,325)	(175,294)	550,036

Net cash provided by operating activities	2,037,436	2,975,850	2,903,900
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(854,940)	(232,485)	(66,121)
Business acquisitions, net of cash acquired	(1,589,780)	(4,344,476)	(296,927)
Net cash payment made for acquisition	—	(7,085)	—

Net cash used in investing activities	(2,444,720)	(4,584,046)	(363,048)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under note payable	—	13,899,950	18,257,358
Repayments of note payable	—	(15,512,709)	(19,419,599)
Proceeds from cash escrow account	—	—	474,609
Net proceeds from issuance of preferred stock and warrants	—	9,386,979	—
Repurchase of equity securities	—	(5,114,382)	—
Repayments of long term obligations	—	—	(2,000,000)
Costs from the issuance of preferred stock	(161,725)	—	—
Proceeds from the issuance of common stock	171,288	163,008	71,541
Proceeds from the exercise of stock options	10,091	15,553	35,247
Payment of Series B preferred stock dividend	(96,410)	—	—

Net cash provided by (used in) financing activities	(76,756)	2,838,399	(2,580,844)

NET INCREASE (DECREASE) IN CASH	(484,040)	1,230,203	(39,992)

CASH AT BEGINNING OF YEAR	1,471,505	241,302	281,294

CASH AT END OF YEAR	$987,465	$1,471,505	$241,302

SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow information:
Cash paid for interest	$1,681	$30,366	$438,111
Cash paid for taxes	1,502,987	672,147	160,827

Noncash investing and financing activities affecting cash flows:
Deemed dividend to preferred shareholders	(1,576,454)	—	—
Dividend to preferred shareholders	—	(140,890)	(86,400)
Common stock issued in business acquisition	—	2,000,000	—
Value of warrants issued to placement agents	—	$114,191	—
Redemption of common stock	(67,841)	—	—
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
Segment Reporting - Effective with the fourth quarter of 2006, we made a decision to move to segment reporting based upon the evolution of our Health Management business model, and our belief that the future financial results for our Health Management segment may outpace the financial results of our Fitness Management segment. Another factor contributing to this decision relates to the higher level of resources we expect to invest in order to maximize the future growth opportunities we believe exists in our Health Management segment. As a result of these factors, we are now following FASB Statement No. 131, Disclosure about Segments of an Enterprise and Related Information (“SFAS 131”), for the two segments of our business: Fitness Management and Health Management.
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
Revenue Recognition — Revenue is recognized at the time the service is provided to the customer. We determine our allowance for discounts by considering historical discount history and current payment practices of our customers. For annual contracts, monthly amounts are recognized ratably over the term of the contract. Certain services provided to the customer may vary on a periodic basis and are invoiced to the customer in arrears. The revenues relating to theses services are estimated in the month that the service is

HEALTH FITNESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
performed. Accounts receivable related to estimated revenues were $1,644,211 and $1,283,979 at December 31, 2006 and 2005.

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

HEALTH FITNESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

		Exercise
	Number of	Price
	Shares	Per Share
Warrants exercisable at December 31:
2006	1,694,431	$2.00 – 2.70
2005	1,694,431	2.00 – 2.70
2004	1,415,320	0.30 - 0.50
10.	INCOME TAXES

Income tax expense consists of the following:

	2006	2005	2004
Current	$1,435,000	$412,346	$272,828
Deferred	60,184	1,106,600	655,101

	$1,495,184	$1,518,946	$927,929

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

HEALTH FITNESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
15.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

		Quarter ended
	March 31,	June 30,	September 30,	December 31,
	(Restated)
2006
Revenue	$14,567,261	$15,575,130	$16,340,380	$17,095,769
Gross profit	3,604,480	4,160,014	5,278,628	4,587,462
Net earnings applicable to common shareholders	(1,013,191)	727,474	1,173,841	463,549

Net earnings per common share
Basic	$0.04	$0.04	$0.06	$0.02
Diluted	0.01	0.02	0.06	0.02

Weighted average common shares outstanding
Basic	15,001,832	18,831,169	18,963,948	19,085,789
Diluted	15,756,941	20,310,830	19,550,662	19,823,346

		Quarter ended
	March 31,	June 30,	September 30,	December 31,
2005
Revenue	$13,465,101	$13,678,615	$13,464,278	$14,334,211
Gross profit	3,441,802	3,450,616	3,498,814	3,425,942
Net earnings (loss) applicable to common shareholders	627,934	498,183	506,488	(428,204)

Net earnings (loss) per common share
Basic	$0.05	$0.04	$0.04	$(0.03)
Diluted	0.04	0.03	0.03	(0.03)

Weighted average common shares outstanding
Basic	12,619,603	12,652,370	12,836,971	13,008,291
Diluted	16,614,522	16,618,997	16,662,753	13,008,291

HEALTH FITNESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
16.	RESTATEMENT

On November 12, 2007, subsequent to our third quarter earnings release on November 5, 2007, we determined that a $1,576,454 deemed dividend to preferred shareholders should have been reflected in our financial statements for the quarter ended March 31, 2006. The effect of this restatement results in a reduction to net earnings applicable to common shareholders in our consolidated statement of operations for the quarter ended March 31, 2006, with a corresponding increase to additional paid in capital in our consolidated balance sheet as of March 31, 2006. In this Amendment No. 1 to our Original Filing, we are restating our consolidated balance sheet for the quarter ended March 31, 2006 and for the year ended December 31, 2006, our consolidated statements of operations and cash flows for the quarter ended March 31, 2006 and year ended December 31, 2006, and the notes related thereto. No other quarterly reporting periods during our year ended December 31, 2006 were affected by this restatement. This restatement will result in no change to total net earnings or to total stockholders’ equity as of December 31, 2006 and March 31, 2006.

The $1,576,454 deemed dividend to preferred shareholders was determined in accordance with Emerging Issues Task Force (“EITF”) Number 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio. This deemed dividend is a one-time, non-cash adjustment related to the automatic conversion of our Series B Preferred Stock to common stock on March 10, 2006.

The Audit Committee worked closely with our management to review the restatement and our policies and practices related to the restatement. The Audit Committee has determined that, despite this restatement, our internal controls over accounting and financial reporting are effective, and that the restatement does not relate to any misconduct on the part of management.

Following is a presentation of the effects of this restatement on our consolidated financial statements for the periods that were affected by this restatement. All other numbers reported for these periods not affected by this restatement are the same as originally reported.

The following table presents the effect of the restatement on our consolidated balance sheet for the quarter ended March 31, 2006:

	As Reported	Restatement	As Restated

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value	$189,304	—	$189,304
Additional paid-in capital	24,266,420	1,576,454	25,842,874
Accumulated comprehensive income	(898)	—	(898)
Accumulated deficit	(4,713,558)	(1,576,454)	(6,290,012)

	$19,741,268	—	$19,741,268

HEALTH FITNESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
The following table presents the effect of the restatement on our consolidated statement of operations for the quarter ended March 31, 2006:

	As Reported	Restatement	As Restated

NET EARNINGS	$659,673	—	$659,673
Deemed dividend to preferred shareholders	—	1,576,454	1,576,454
Dividend to preferred shareholders	96,410	—	96,410

NET EARNINGS APPLICABLE TO COMMON SHAREHOLDERS	$563,263	$(1,576,454)	$(1,013,191)

NET EARNINGS PER COMMON SHARE:
Basic	$0.04		$0.04
Diluted	0.01		0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	15,001,832		15,001,832
Diluted	19,666,941		15,756,941
The following table presents the effect of the restatement on our consolidated statement of cash flows for the quarter ended March 31, 2006:

	As Reported	Restatement	As Restated

Noncash investing and financing activities affecting cash flows:
Deemed to preferred shareholders	—	$(1,576,454)	$(1,576,454)
The following table presents the effect of the restatement on our consolidated balance sheet for the year ended December 31, 2006:

	As Reported	Restatement	As Restated

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value	$192,202	—	$192,202
Additional paid-in capital	25,989,447	1,576,454	27,565,901
Accumulated comprehensive income	(35,186)	—	(35,186)
Accumulated deficit	(2,348,695)	(1,576,454)	(3,925,149)

	$23,797,768	—	$23,797,768

The following table presents the effect of the Restatement on our consolidated statement of operations for the year ended December 31, 2006:

	As Reported	Restatement	As Restated

NET EARNINGS	$3,024,537	—	$3,024,537
Deemed dividend to preferred shareholders	—	1,576,454	1,576,454
Dividend to preferred shareholders	96,410	—	96,410

NET EARNINGS APPLICABLE TO COMMON SHAREHOLDERS	$2,928,127	$(1,576,454)	$1,351,673

NET EARNINGS PER COMMON SHARE:
Basic	$0.16		$0.07
Diluted	0.11		0.03
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	18,023,298		18,023,298
Diluted	19,736,785		18,772,675

HEALTH FITNESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
The following table presents the effect of the restatement on our consolidated statement of cash flows for the year ended December 31, 2006:

	As Reported	Restatement	As Restated

Noncash investing and financing activities affecting cash flows:
Deemed to preferred shareholders	—	$(1,576,454)	$(1,576,454)

HEALTH FITNESS CORPORATION
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Balance at	Charged to	Charged to			Balance
	Beginning	Costs and	Other accounts	Deductions		at End
Description	of Period	Expenses	Describe	Describe		of Period
Trade and other accounts receivable allowances:

Year ended December 31, 2006	$200,700	$104,000	—	$(21,600	)(a)	$283,100

Year ended December 31, 2005	$210,700	$12,400	—	$(22,400	)(a)	$200,700

Year ended December 31, 2004	$131,000	$79,700	—	$—	(a)	$210,700

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
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	Documents filed as part of this report.
(1)	Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K/A:

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

(3)	Exhibits. See “Exhibit Index to Form 10-K/A” immediately following the signature page of this Form 10-K/A

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: November 19, 2007
HEALTH FITNESS CORPORATION

By	/s/ Gregg O. Lehman, Ph.D.	By	/s/ Wesley W. Winnekins
Gregg O. Lehman, Ph.D.		Wesley W. Winnekins
Chief Executive Officer		Chief Financial Officer
      In accordance with the requirement of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed by the following persons in the capacities and on the dates indicated.

Signatures	Title

/s/ Gregg O. Lehman, Ph.D. Gregg O. Lehman, Ph.D.	Chief Executive Officer, President (principal executive officer) and Director	November 19, 2007

/s/ Wesley W. Winnekins Wesley W. Winnekins	Chief Financial Officer (principal financial and accounting officer)	November 19, 2007

/s/ Mark W. Sheffert* Mark W. Sheffert	Chairman	November 19, 2007

/s/ Jerry V. Noyce* Jerry V. Noyce	Vice Chairman and Director	November 19, 2007

/s/ K. James Ehlen, M.D.* K. James Ehlen, M.D.	Director	November 19, 2007

Signatures		Title
/s/ Robert J. Marzec* Robert J. Marzec		Director	November 19, 2007

/s/ John C. Penn* John C. Penn		Director	November 19, 2007

/s/ Linda Hall Whitman, Ph.D.* Linda Hall Whitman, Ph.D.		Director	November 19, 2007

/s/ Rodney A. Young* Rodney A. Young		Director	November 19, 2007

Curtis M. Selquist		Director

David F. Durenburger		Director

*By:	/s/ Wesley W. Winnekins Wesley W. Winnekins As Attorney-in-Fact pursuant to Powers of Attorney previously filed. Date: November 19, 2007

EXHIBIT INDEX
HEALTH FITNESS CORPORATION
FORM 10-K/A

Exhibit No.	Description

3.1	Articles of Incorporation, as amended on September 20, 2004 – incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004

3.2	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock – incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 (No. 333-131045) filed January 13, 2006

3.3	Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock – incorporated by reference to Exhibit 4.1 to our Form 8-K filed November 16, 2005

3.4	Restated By-Laws of the Company – incorporated by reference to the Company’s Registration Statement on Form SB-2, File No. 33-83784C

4.1	Specimen of Common Stock Certificate – incorporated by reference to the Company’s Registration Statement on Form SB-2, File No. 33-83784C

10.1	Standard Office Lease Agreement (Net) dated as of June 13, 1996 covering a portion of the Company’s headquarters – incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-KSB for the year ended December 31, 1996, File No. 000-25064

10.2	Amendment dated March 1, 2001 to Standard Office Lease Agreement (Net) dated as of June 13, 1996 covering a portion of the Company’s headquarters-incorporated by reference to Exhibit 10.12 to our Form 10-K for the year ended December 31, 2000, File No. 000-25064

10.3	Second Amendment, dated June 12, 2002, to Standard Office Lease Agreement dated as of June 13, 1996- incorporated by reference to Exhibit 10.13 to our Form 10-Q for the quarter ended June 30, 2002

10.4	Company’s 2005 Stock Option Plan – incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed June 14, 2005 (1)

10.5	Forms of Incentive Stock Option Agreement (1)

10.6	Form of Non-Qualified Stock Option Agreement under the 2005 Stock Option Plan – incorporated by reference to Exhibit 10.2 to our report on Form 8-K dated June 14, 2005 (1)

10.7	Employment Agreement dated November 30, 2000 between the Company and Jerry V. Noyce – incorporated by reference to Exhibit 10.9 to our Form 10-K for the fiscal year ended December 31, 2000, File No. 000-25064 (1)

10.8	Amendment, dated December 1, 2006, to Employment Agreement dated November 30, 2000 between the Company and Jerry V. Noyce – incorporated by reference to Exhibit 99.1 to our report on Form 8-K filed December 4, 2006 (1)

10.9	Employment Agreement dated February 9, 2001 between the Company and Wesley W. Winnekins – incorporated by reference to Exhibit 10.11 to our Form 10-K for the fiscal year ended December 31, 2000, File No. 000-25064 (1)

10.10	Amendment, dated as of December 21, 2006, to Employment Agreement dated February 9, 2001 between the Company and Wesley W. Winnekins (1) – incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K filed March 30, 2007

10.11	Employment Agreement dated March 1, 2003 between the Company and Jeanne Crawford – incorporated by reference to Exhibit 10.9 to our Form 10-K for the fiscal year ended December 31, 2002 (1)

Exhibit No.	Description

10.12	Amendment, dated as of December 21, 2006, to Employment Agreement dated March 1, 2003 between the Company and Jeanne Crawford (1) – incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K filed March 30, 2007

10.13	Amended and Restated Employment Agreement dated March 25, 2003 between the Company and James A. Narum incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K for the year ended December 31, 2002 (1)

10.14	Employment Agreement dated December 8, 2003 between the Company and Brian Gagne – incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (1)

10.15	Amendment, dated as of December 21, 2006, to Employment Agreement dated December 8, 2003 between the Company and Brian Gagne (1) – incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K filed March 30, 2007

10.16	Employment Agreement dated December 22, 2003 between the Company and Michael Seethaler – incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (1)

10.17	Amendment, dated as of December 21, 2006, to Employment Agreement dated December 22, 2003 between the Company and Michael Seethaler (1) – incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K filed March 30, 2007

10.18	Employment Agreement dated August 13, 2001 between the Company and Dave Hurt – incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (1)

10.19	Employment Agreement dated December 8, 2003 between the Company and Katherine Hamlin – incorporated by reference to Exhibit 10.13 to our Form 10-K for the fiscal year ended December 31, 2005 (1)

10.20	Amendment, dated as of December 21, 2006, to Employment Agreement dated December 8, 2003 between the Company and Katherine Hamlin (1) – incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K filed March 30, 2007

10.21	Employment Agreement dated December 23, 2005 between the Company and John F. Ellis – incorporated by reference to Exhibit 10.16 Form 10-K for the fiscal year ended December 31, 2005 (1)

10.22	Amendment, dated as of December 21, 2006, to Employment Agreement dated December 23, 2005 between the Company and John F. Ellis (1) – incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K filed March 30, 2007

10.23	Employment Agreement dated December 23, 2005 between the Company and Peter A. Egan – incorporated by reference to Exhibit 10.17 Form 10-K for the fiscal year ended December 31, 2005 (1)

10.24	Amendment, dated as of December 21, 2006, to Employment Agreement dated December 23, 2005 between the Company and Peter A. Egan (1) – incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K filed March 30, 2007

10.25	Employment Agreement dated December 1, 2006 between the Company and Gregg O. Lehman, Ph.D. – incorporated by reference to Exhibit 99.2 to our report on Form 8-K for the fiscal year ended December 4, 2006 (1)

10.26	Restricted Stock Agreement, dated as of January 1, 2007, between the Company and Gregg O. Lehman, Ph.D. (1) – incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K filed March 30, 2007

10.27	Credit Agreement, dated August 22, 2003, between the Company and Wells Fargo Bank, National Association – incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003

Exhibit No.	Description

10.28	Third Amendment, dated August 25, 2003, to Standard Office Lease Agreement dated as of June 13, 1996, between the Company and NEOC Holdings LLC – incorporated by reference to Exhibit 10.14 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003

10.29	Second Amendment dated May 14, 2004 to Credit Agreement and Waiver of Defaults, dated August 22, 2003, between the Company and Wells Fargo Bank, N.A. – incorporated by reference to Exhibit 10.16 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004

10.30	Third Amendment to Credit Agreement and Consent dated December 29, 2004 to Credit Agreement dated August 22, 2003, between the Company and Wells Fargo Bank, N.A. – incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004

10.31	Securities Purchase Agreement dated November 14, 2005 – incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed November 16, 2005

10.32	Registration Rights Agreement dated November 14, 2005 – incorporated by reference to Exhibit 10.2 to our report on Form 8-K filed November 16, 2005

10.33	Form of Warrant issued pursuant to the Securities Purchase Agreement dated November 14, 2005 – incorporated by reference to Exhibit 10.3 to our report on Form 8-K filed November 16, 2005

10.34	Stock Purchase Agreement dated December 23, 2005 between the Company, HealthCalc.Net, Inc., Peter A. Egan and John F. Ellis, among others – incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed on December 29, 2005

10.35	Escrow Agreement dated December 23, 2005 between the Company, Wells Fargo Bank, National Association, Peter A. Egan and John F. Ellis, among others – incorporated by reference to Exhibit 10.2 to our report on Form 8-K filed December 29, 2005

10.36	Shareholders’ Agreement dated December 23, 2005 between the Company, Peter A. Egan and John F. Ellis – incorporated by reference to Exhibit 10.3 to our report on Form 8-K filed December 29, 2005

10.37	Fourth Amendment dated June 6, 2006 to Credit Agreement, dated August 22, 2003, between the Company and Wells Fargo Bank, N.A. – incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006

10.38	Form of Amendment No. 1 to Warrants issued November 14, 2005 – incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006

10.39	Form of Amendment No. 1 to Registration Rights Agreement – incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006

10.40	Director Compensation Arrangements (1) – incorporated by reference to Exhibit 10.40 to our Annual Report on Form 10-K filed March 30, 2007

10.41	2007 Executive Bonus Plan (1) – incorporated by reference to Exhibit 10.41 to our Annual Report on Form 10-K filed March 30, 2007

10.42	Compensation Arrangements for Executive Officers for Fiscal Year 2007 (1) – incorporated by reference to Exhibit 10.42 to our Annual Report on Form 10-K filed March 30, 2007

10.43	Cash Incentive Plan (1) – incorporated by reference to Exhibit 10.43 to our Annual Report on Form 10-K filed March 30, 2007

*11.0	Statement re: Computation of Earnings per Share

21.1	Subsidiaries - incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K for the year ended December 31, 2004

Exhibit No.	Description

*23.1	Consent of Independent Registered Public Accounting Firm

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

(1)	Indicates management contract or compensatory plan or arrangement