Form 10-Q
period 2007-09-30
Health Fitness Corp /MN/
filed 2007-11-19
CIK 886432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
Commission File No. 000-25064

HEALTH FITNESS CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	No. 41-1580506
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
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
Large accelerated filer  ☐           Accelerated filer  ☐           Non-accelerated filer  ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐           NO ☑
The number of shares outstanding of the registrant’s common stock as of November 12, 2007 was: Common Stock, $0.01 par value, 19,918,590 shares

HEALTH FITNESS CORPORATION
EXPLANATORY NOTE
On November 12, 2007, subsequent to our 3rd quarter earnings release on November 5, 2007, we determined that a $1,576,454 deemed dividend to preferred shareholders should have been reflected in our financial statements by recording a reduction to net earnings applicable to common shareholders in the consolidated statement of operations for the quarter ended March 31, 2006, with a corresponding increase being recorded to additional paid in capital in the consolidated balance sheet as of March 31, 2006. This restatement will result in no change to total net earnings or to total stockholders’ equity as of September 30, 2007, or any other prior period.
This restatement will not affect the results of operations for the three and nine months ended September 30, 2007, nor will it affect our statement of cash flows for the nine months ended September 30, 2007. This Form 10-Q accurately reflects this deemed dividend in our consolidated balance sheet for the nine months ended September 30, 2007 and year ended December 31, 2006, and our consolidated statements of operations and cash flows for the nine months ended September 30, 2006. In addition, we do not intend to amend our previously filed Quarterly Reports on Form 10-Q for the periods ended March 31, 2007 and June 30, 2007.
The determination to restate these financial statements in the foregoing respects results from comments we received in a letter from the Securities and Exchange Commission (the “SEC”) following their routine review of our Form 10-K for the year ended December 31, 2006. We are in the process of resolving other comments that were addressed in the SEC’s letter.
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
The Audit Committee worked closely with our management to review the restatement and our policies and practices related to the restatement. Further information on this adjustment can be found in Note 9, “Restatement” to the accompanying consolidated financial statements. The Audit Committee has determined that, despite this restatement, our internal controls over accounting and financial reporting are effective, and that the restatement does not relate to any misconduct on the part of management.
Management and the Audit Committee of the Company’s Board of Directors discussed these matters with the Company’s independent registered public accounting firm, Grant Thornton LLP.

HEALTH FITNESS CORPORATION
QUARTERLY REPORT ON FORM 10-Q

PART I. – FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
HEALTH FITNESS CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2007	2006
		(Restated)
ASSETS

CURRENT ASSETS
Cash	$251,760	$987,465
Trade and other accounts receivable, less allowances of $215,300 and $283,100	12,511,532	12,404,856
Inventories	677,592	326,065
Prepaid expenses and other	698,593	375,824
Deferred tax assets	217,476	217,476

Total current assets	14,356,953	14,311,686

PROPERTY AND EQUIPMENT, net	1,171,795	767,675

OTHER ASSETS
Goodwill	14,542,383	14,509,469
Software technology, less accumulated amortization of $686,400 and $370,200	1,526,783	1,658,575
Trademark, less accumulated amortization of $320,700 and $246,300	172,372	246,809
Other intangible assets, less accumulated amortization of $223,800 and $166,500	305,293	362,528
Deferred tax assets	437,010	437,010
Other	14,011	24,597

	$32,526,600	$32,318,349

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Trade accounts payable	$1,154,040	$1,811,939
Accrued salaries, wages, and payroll taxes	2,483,172	3,249,424
Accrued acquisition earnout	—	1,475,000
Other accrued liabilities	366,761	120,044
Accrued self funded insurance	286,981	201,053
Line of credit	848,460	—
Deferred revenue	1,180,252	1,663,121

Total current liabilities	6,319,666	8,520,581

LONG-TERM OBLIGATIONS	—	—

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY

Common stock, $0.01 par value; 50,000,000 shares authorized; 19,913,590 and 19,220,217 shares issued and outstanding	198,990	192,202
Additional paid-in capital	29,284,933	27,565,901
Accumulated comprehensive income	(53,534)	(35,186)
Accumulated deficit	(3,223,455)	(3,925,149)

	26,206,934	23,797,768

	$32,526,600	$32,318,349

See notes to consolidated financial statements.

HEALTH FITNESS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
				(Restated)
REVENUE	$17,153,058	$16,340,380	$50,722,258	$46,482,771

COSTS OF REVENUE	12,268,332	11,061,752	36,272,205	33,439,649

GROSS PROFIT	4,884,726	5,278,628	14,450,053	13,043,122

OPERATING EXPENSES
Salaries	2,775,532	2,045,284	7,819,407	6,187,653
Other selling, general and administrative	1,835,136	1,133,118	5,008,770	3,471,455
Amortization of acquired intangible assets	42,771	96,986	128,311	313,058

Total operating expenses	4,653,439	3,275,388	12,956,488	9,972,166

OPERATING INCOME	231,287	2,003,240	1,493,565	3,070,956

OTHER INCOME (EXPENSE)
Interest expense	(16,681)	(1,681)	(23,371)	(5,831)
Change in fair value of warrants	—	—	—	841,215
Other, net	(4,432)	(2,529)	(1,856)	7,532

EARNINGS BEFORE INCOME TAXES	210,174	1,999,030	1,468,338	3,913,872

INCOME TAX EXPENSE	193,151	825,189	766,644	1,352,884

NET EARNINGS	17,023	1,173,841	701,694	2,560,988

Deemed dividend to preferred shareholders	—	—	—	1,576,454

Dividend to preferred shareholders	—	—	—	96,410

NET EARNINGS APPLICABLE TO COMMON SHAREHOLDERS	$17,023	$1,173,841	$701,694	$888,124

NET EARNINGS PER SHARE:
Basic	$0.00	$0.06	$0.04	$0.05
Diluted	0.00	0.06	0.03	0.00

WEIGHTED AVERAGE COMMON SHARES:
Basic	19,834,858	18,963,948	19,618,221	17,665,550
Diluted	20,866,935	19,550,662	20,577,345	18,410,033
See notes to consolidated financial statements.

HEALTH FITNESS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2007	2006
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$701,694	$2,560,988
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation	255,001	117,593
Amortization	447,865	571,256
Warrant valuation	—	(841,215)
Stock-based compensation	683,036	341,553
Deferred taxes	—	(30,160)
Change in assets and liabilities:
Trade and other accounts receivable	(106,675)	(2,001,058)
Inventories	(350,415)	(113,176)
Prepaid expenses and other	(323,881)	(403,693)
Other assets	10,587	17,501
Trade accounts payable	(681,928)	187,437
Accrued liabilities and other	(433,607)	(209,515)
Deferred revenue	(482,869)	(187,369)

Net cash used in operating activities	(281,192)	10,142

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(837,843)	(584,863)
Business acquisition, net of cash acquired	(32,914)	—
Accrued acquisition earnout	(737,500)	—
Other	—	(100,599)

Net cash used in investing activities	(1,608,257)	(685,462)

CASH FLOWS FROM FINANCING ACTIVITIES:
Costs from issuance of preferred stock	(17,415)	(161,725)
Proceeds from the issuance of common stock	190,329	171,287
Proceeds from the exercise of stock options	132,370	3,706
Payment of dividend to preferred shareholders	—	(96,410)
Borrowings under line of credit	17,416,233	—
Repayments under line of credit	(16,567,773)	—

Net cash provided by (used in) financing activities	1,153,744	(83,142)

NET DECREASE IN CASH	(735,705)	(758,462)
CASH AT BEGINNING OF PERIOD	987,465	1,471,505

CASH AT END OF PERIOD	$251,760	$713,043

Supplemental cash flow information:
Cash paid for interest	$19,835	$788
Cash paid for taxes	143,750	521,640

Non-cash investing and financing activities affecting cash flows:
Common stock issued for accrued acquisition earnout	737,500	—
Deemed dividend to preferred shareholders	—	(1,576,454)
Conversion of warrant liability to additional paid in capital	—	1,369,674
See notes to consolidated financial statements.

HEALTH FITNESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1. ORGANIZATION
Health Fitness Corporation, a Minnesota corporation (also referred to as “we,” “us,” “our,” the “Company,” or “Health Fitness”), is a leading provider of population health improvement services and programs to corporations, hospitals, communities and universities located in the United States and Canada. We currently manage 252 corporate fitness center sites and 170 corporate health improvement programs.
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
NOTE 2. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Financial information as of December 31, 2006 has been derived from our audited consolidated financial statements. In accordance with the rules and regulations of the United States Securities and Exchange Commission, the Company has omitted footnote disclosures that would substantially duplicate the disclosures contained in the audited financial statements of the Company. The unaudited consolidated financial statements should be read together with the financial statements for the year ended December 31, 2006, and the footnotes thereto included in the Company’s Form 10-K as filed with the United States Securities and Exchange Commission on March 30, 2007.
In the opinion of management, the interim consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the results for interim periods presented. These financial statements include some amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change in estimate is identified. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the operating results that may be expected for the year ended December 31, 2007.
NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Consolidation – The consolidated financial statements include the accounts of our Company and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Cash – We maintain cash balances at several financial institutions, and at times, such balances exceed insured limits. We have not experienced any losses in such accounts and we believe we are not exposed to any significant credit risk on cash. At September 30, 2007 and December 31, 2006, we had cash of approximately $54,300 and $36,900 (U.S. Dollars) in a Canadian bank account.
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
Inventories – Inventories are stated at the lower of cost, determined on an average costs basis, or market.
Property and Equipment – Property and equipment are stated at cost. Depreciation and amortization are computed using both straight-line and accelerated methods over the useful lives of the assets.
Software Development Costs – Software development costs are accounted for in accordance with Statement SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Accordingly, software development costs incurred subsequent to the determination of technological feasibility and marketability of a software product are capitalized. Capitalization of costs ceases and amortization of capitalized software development costs commences when the products are available for general release. Amortization is determined on a product by product basis using the greater of a ratio of current product revenues to projected current and future product revenues or an amount calculated using the straight-line method over the estimated economic life of the product, which is generally three to five years.
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
During the three and nine months ended September 30, 2007, we capitalized $20,400 and $184,400, respectively, of software development costs related to enhancements we made to our eHealth platform, a web-based system we acquired from HealthCalc. Capitalized software development costs are captured within Software Technology. These software development costs will be amortized over the remaining economic life of the eHealth platform, or approximately four years. We expect to recover our capitalized software development costs from revenue attributable to existing customers, in addition to new customers we obtain within our two operating segments.
Goodwill – Goodwill represents the excess of the purchase price and related costs over the fair value of net assets of businesses acquired. The carrying value of goodwill is tested for impairment on an annual basis or when factors indicating impairment are present. Projected discounted cash flows are used in assessing these assets. In accordance with paragraph 45 of SFAS 142, Accounting for Goodwill, we allocate our total goodwill to our two reportable segments based upon the ratio of the estimated market value for each segment to the estimated market value for the entire company. We elected to complete the annual impairment test of goodwill on December 31 each year.
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
Income Taxes – The Company records income taxes in accordance with the liability method of accounting. Deferred income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities and federal operating loss carryforwards. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment. We do not record a tax liability or benefit in connection with the change in fair value of certain of our warrants. Income taxes are calculated based on management’s estimate of the Company’s effective tax rate, which takes into consideration a federal tax rate of 34% and a net effective state tax rate of 4%. This normal effective tax rate of 38% is less than the tax rate resulting from income tax expense we recognized during the three and nine months ended September 30, 2007 due to the tax rate effects related to compensation expense for incentive stock options.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
REVENUE:
Fitness Management
Staffing Services	$10,042,463	$10,129,304	$29,843,968	$29,781,526
Program and Consulting Services	579,607	593,604	1,901,553	1,793,603

	10,622,070	10,722,908	31,745,521	31,575,129

Health Management
Staffing Services	4,017,025	3,652,879	11,617,304	10,068,134
Program and Consulting Services	2,513,963	1,964,593	7,359,433	4,839,508

	6,530,988	5,617,472	18,976,737	14,907,642

Total Revenue
Staffing Services	14,059,488	13,782,183	41,461,272	39,849,660
Program and Consulting Services	3,093,570	2,558,197	9,260,986	6,633,111

	$17,153,058	$16,340,380	$50,722,258	$46,482,771

GROSS PROFIT:
Fitness Management
Staffing Services	$2,176,722	$2,672,146	$6,278,653	$6,674,676
Program and Consulting Services	294,052	277,366	877,902	860,235

	2,470,774	2,949,512	7,156,555	7,534,911

Health Management
Staffing Services	1,036,109	1,118,053	2,958,681	2,653,074
Program and Consulting Services	1,377,843	1,211,063	4,334,817	2,855,137

	2,413,952	2,329,116	7,293,498	5,508,211

Total Gross Profit
Staffing Services	3,212,831	3,790,199	9,237,334	9,327,750
Program and Consulting Services	1,671,895	1,488,429	5,212,719	3,715,372

	$4,884,726	$5,278,628	$14,450,053	$13,043,122

The following table sets forth certain contract reclassifications we made between Fitness and Health Management segment revenue and gross profit for our first and second quarters ending March 31 and June 30, 2007, respectively, to conform to our contract classifications for segment revenue and gross profit for the quarter ended September 30, 2007. These reclassifications had no effect on total revenue, total net earnings, earnings per share or stockholders’ equity as previously reported.

	For the Three Months Ended		For the Three Months Ended
	March 31,	March 31,	June 30,	June 30,
	2007	2007	2007	2007
	As Reported	Reclassified	As Reported	Reclassified
REVENUE:
Fitness Management	$9,992,684	$9,980,516	$9,848,487	$9,820,989
Staffing Services	696,233	694,234	667,347	627,712

Program and Consulting Services	10,688,917	10,674,750	10,515,834	10,448,701

Health Management
Staffing Services	3,667,338	3,679,504	3,893,275	3,920,775
Program and Consulting Services	2,233,778	2,235,779	2,570,058	2,609,691

	5,901,116	5,915,283	6,463,333	6,530,466

Total Revenue
Staffing Services	13,660,022	13,660,020	13,741,762	13,741,764
Program and Consulting Services	2,930,011	2,930,013	3,237,405	3,237,403

Total Revenue	$16,590,033	$16,590,033	$16,979,167	$16,979,167

GROSS PROFIT:
Fitness Management
Staffing Services	$2,109,181	$2,099,858	$2,012,802	$2,002,073
Program and Consulting Services	364,851	362,851	246,668	220,999

	2,474,032	2,462,709	2,259,470	2,223,072

Health Management
Staffing Services	907,236	911,965	999,876	1,010,607
Program and Consulting Services	1,428,626	1,435,220	1,496,087	1,521,754

	2,335,862	2,347,185	2,495,963	2,532,361

Total Gross Profit
Staffing Services	3,016,417	3,011,823	3,012,678	3,012,680
Program and Consulting Services	1,793,477	1,798,071	1,742,755	1,742,753

Total Gross Profit	$4,809,894	$4,809,894	$4,755,433	$4,755,433

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
NOTE 7. EQUITY
Stock Options – We maintain a stock option plan for the benefit of certain eligible employees and our directors. We have authorized 4,000,000 shares for grant under our Amended and Restated 2005 Stock Option Plan (the “2005 Stock Option Plan”), and a total of 927,150 shares of common stock are reserved for additional grants of options at September 30, 2007. Generally, the options outstanding are granted at prices equal to the market value of our stock on the date of grant, generally vest over four years and expire over a period of six or ten years from the date of grant.
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
For the three and nine months ended September 30, 2007, we recorded stock-based compensation expense of $296,700 and $683,000, respectively, compared to $103,200 and $341,600, respectively, for the three and nine months ended September 30, 2006. The compensation expense reduced diluted earnings per share by approximately $0.01 for the three months ended September 30, 2007 and nine months ended September 30, 2006, and $0.02 for the nine months ended September 30, 2007. The compensation expense reduced diluted earnings per share by less than $0.01 for the three months ended September 30, 2006.
As of September 30, 2007, approximately $932,600 of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.75 years.
The following table summarizes information about stock options at September 30, 2007:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual Life	Exercise	Number	Exercise
Exercise Prices	Outstanding	In Years	Price	Exercisable	Price
$0.30 – $0.39	145,200	1.12	$0.39	145,200	$0.39
0.47 – 0.69	342,500	1.09	0.52	342,500	0.52
0.95 – 1.25	239,000	2.76	1.15	179,250	1.16
1.26 – 2.27	436,100	4.14	1.86	365,825	1.84
2.28 – 3.00	1,190,500	4.46	2.74	398,625	2.70

	2,353,300	3.53	$1.95	1,431,400	$1.53

We use the Black-Scholes option pricing model to determine the weighted average fair value of options. The assumptions utilized to determine fair value of options at the date of grant are indicated in the following table:

	Three Months Ended
	September 30,
	2007	2006
Risk-free interest rate	4.28%	4.57%
Expected volatility	39.2%	54.8%
Expected life (in years)	3.0	3.78
Dividend yield	—	—
Option transactions under the 2005 Stock Option Plan during the three months ended September 30, 2007 are summarized as follows:

		Weighted		Weighted
		Average	Aggregate	Average
		Exercise	Intrinsic	Remaining
	Options	Price	Value	Term
Outstanding at June 30, 2007	2,370,150	$1.92
Granted	30,000	2.98
Forfeited	0	—
Exercised	(46,850)	1.26
Expired	0	—

Outstanding at September 30, 2007	2,353,300	$1.95	$2,854,016	3.59
Exercisable at September 30, 2007	1,431,400	$1.53	$2,328,580	2.92
Option transactions under the 2005 Stock Option Plan during the nine months ended September 30, 2007 are summarized as follows:

		Weighted		Weighted
		Average	Aggregate	Average
		Exercise	Intrinsic	Remaining
	Options	Price	Value	Term
Outstanding at December 31, 2006	2,250,900	$1.64
Granted	640,500	2.82
Forfeited	(34,375)	2.75
Exercised	(313,725)	0.78
Expired	(190,000)	3.00

Outstanding at September 30, 2007	2,353,300	$1.95	$2,854,016	3.59
Exercisable at September 30, 2007	1,431,400	$1.53	$2,328,580	2.92
Restricted Stock – In connection with our employment agreement dated as of December 1, 2006 with Gregg O. Lehman, Ph.D., our President and Chief Executive Officer, on January 1, 2007 we granted an award of 50,000 shares of restricted common stock to Mr. Lehman.  This restricted common stock vests in three equal installments on the first of the year for each of 2007, 2008 and 2009.  For the three and nine months ended September 30, 2007, we recorded $16,600 and $93,900, respectively, of stock-based compensation related to this grant, which was valued using a price of $2.65 per share, which was the market value of our common stock on the date of grant. As of September 30, 2007, $38,600 of unrecognized compensation expense related to the non-vested portion of this award will be recognized through December 31, 2008.
Equity Incentive Plan – At our Annual Meeting of Shareholders on May 21, 2007, our shareholders approved the implementation of our 2007 Equity Incentive Plan (the “Equity Plan”). The Equity Plan was developed to provide our executives with restricted stock incentives if certain financial targets are achieved for calendar years 2007 through 2009. In lieu of selecting restricted stock, executives can choose to receive a cash bonus under our 2007 Cash Incentive Plan (the “Cash Plan”). The performance objectives, and monetary potential of the Cash Plan would be the same as those under the Equity Plan and participants would receive their cash bonuses at the same time as the restricted stock vests under the Equity Plan. Restricted stock granted under the Equity Plan is earned on an annual basis upon achievement of certain financial objectives for each of 2007, 2008 and 2009. All shares earned during these years will vest upon completion of our 2009 annual audit.  For the three and nine months ended

September 30, 2007, we recorded $24,200 and $40,300, respectively, of stock-based compensation related to this program, which was valued using a price of $2.78 per share, which was the market value of our common stock on the date our shareholders approved the program. As of September 30, 2007, $1,754,100 of unrecognized compensation costs related to the non-vested portion of this program will be recognized through March 2010.
Accrued Acquisition Earnout – In accordance with the Stock Purchase Agreement executed in connection with our acquisition of HealthCalc.Net, Inc. on December 23, 2005, we agreed to pay the shareholders of HealthCalc a contingent earnout payment based upon the achievement of specific 2006 revenue objectives. In accordance with this Stock Purchase Agreement the contingent earnout payment could be made by us in cash, stock or a combination thereof. At December 31, 2006, we recorded a liability of $1,475,000 in favor of the former shareholders of HealthCalc representing the contingent earnout payment, with the offset reflected as an increase to goodwill. On March 27, 2007, our Board of Directors determined that this earnout payment would be made by a cash payment of $737,500 and the issuance of 262,590 shares of common stock, which was determined using an average closing share price of $2.81 for the twenty-one trading days preceding the date of payment. We made the cash payment on March 28, 2007 and issued the common stock effective on March 27, 2007.
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
NOTE 9. RESTATEMENT
On November 12, 2007, subsequent to our third quarter earnings release on November 5, 2007, we determined that a $1,576,454 deemed dividend to preferred shareholders should have been reflected in our financial statements by recording a reduction to net earnings applicable to common shareholders in the consolidated statement of operations for the quarter ended March 31, 2006, with a corresponding increase being recorded to additional paid in capital in the consolidated balance sheet as of March 31, 2006. This restatement will result in no change to total net earnings or to total stockholders’ equity as of September 30, 2007, or any other prior period.
This restatement will not affect the results of operations for the three and nine months ended September 30, 2007, nor will it affect our statement of cash flows for the nine months ended September 30, 2007. This Form 10-Q accurately reflects this deemed dividend in our consolidated balance sheet for the nine months ended September 30, 2007 and year ended December 31, 2006, and our consolidated statements of operations and cash flows for the nine months ended September 30, 2006. In addition, we do not intend to amend our previously filed Quarterly Reports on Form 10-Q for the periods ended March 31, 2007 and June 30, 2007.
The determination to restate these financial statements in the foregoing respects results from comments we received in a letter from the Securities and Exchange Commission (the “SEC”) following their routine review of our Form 10-K for the year ended December 31, 2006. We are in the process of resolving other comments that were addressed in the SEC’s letter.
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
The Audit Committee worked closely with our management to review the restatement and our policies and practices related to the restatement. The Audit Committee has determined that, despite this restatement, the

Company’s internal controls over accounting and financial reporting are effective, and that the restatement does not relate to any misconduct on the part of management.
Management and the Audit Committee of the Company’s Board of Directors discussed these matters with the Company’s independent registered public accounting firm, Grant Thornton LLP.
Following is a presentation of the effects of this restatement on our consolidated financial statements for the periods that were affected by this restatement. All other numbers reported for these periods not affected by this restatement are the same as originally reported.
The following table presents the effect of the restatement on our consolidated balance sheet as of December 31, 2006:

	As Reported	Restatement	As Restated

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value	$192,202	—	$192,202
Additional paid-in capital	25,989,447	1,576,454	27,565,901
Accumulated comprehensive income	(35,186)	—	(35,186)
Accumulated deficit	(2,348,695)	(1,576,454)	(3,925,149)

	$23,797,768	—	$23,797,768

The following table presents the effect of the restatement on our consolidated statement of operations for the nine months ended September 30, 2006:

	As Reported	Restatement	As Restated

NET EARNINGS	$2,560,988	—	$2,560,988

Deemed dividend to preferred shareholders	—	1,576,454	1,576,454

Dividend to preferred shareholders	96,410	—	96,410

NET EARNINGS APPLICABLE TO COMMON SHAREHOLDERS	$2,464,578	$(1,576,454)	$888,124

NET EARNINGS PER COMMON SHARE:
Basic	$0.14		$0.05
Diluted	0.09		0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	17,665,550		17,665,550
Diluted	19,680,363		18,410,033
The following table presents the effect of the restatement on our consolidated statement of cash flows for the nine months ended September 30, 2006:

	As Reported	Restatement	As Restated

Noncash investing and financing activities affecting cash flows:

Deemed to preferred shareholders	—	$(1,576,454)	$(1,576,454)

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
Results of Operations
The following table sets forth our statement of operations data as a percentage of total revenues for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

REVENUE	100.0%	100.0%	100.0%	100.0%

COSTS OF REVENUE	71.5	67.7	71.5	71.9

GROSS PROFIT	28.5	32.3	28.5	28.1

OPERATING EXPENSES
Salaries	16.2	12.5	15.4	13.3
Other selling, general and administrative	10.7	6.9	9.9	7.5
Amortization of acquired intangible assets	0.3	0.6	0.2	0.7

Total operating expenses	27.2	20.0	25.5	21.5

OPERATING INCOME	1.3	12.3	3.0	6.6

OTHER INCOME (EXPENSE)	(0.1)	—	(0.1)	1.8

EARNINGS BEFORE INCOME TAXES	1.2	12.3	2.9	8.4

INCOME TAX EXPENSE	1.1	5.1	1.5	2.9

NET EARNINGS	0.1	7.2	1.4	5.5

Dividend to preferred shareholders	—	—	—	3.6

NET EARNINGS APPLICABLE TO COMMON SHAREHOLDERS	0.1%	7.2%	1.4%	1.9%

Results of Operations for the quarter ended September 30, 2007 compared to the quarter ended September 30, 2006.

Revenue. Revenue increased $813,000 or 5.0%, to $17,153,000 for the three months ended September 30, 2007, from $16,340,000 for the three months ended September 30, 2006.
Of this growth in revenue, our Fitness Management segment experienced a slight decline of $101,000, which includes a decline of $87,000 from staffing services and $14,000 from program and consulting services. The decline in fitness management staffing revenue is due to revenue losses from terminated contracts outpacing revenue from 2007 new contracts. The revenue decrease for program and consulting services is primarily due to fewer biometric screening engagements at our fitness center sites.
Our Health Management segment contributed total growth of $914,000, which includes growth of $364,000 from staffing services and growth of $550,000 from program and consulting services. Overall, health management revenue growth is attributed to new customers and the expansion of existing customers. The increase in program and consulting services, compared to last year, was primarily driven by an increase in biometric screening services, health coaching services and eHealth platform sales and customizations. The decrease in sequential quarterly revenue growth is primarily due to longer service implementation planning schedules for our larger, new customer commitments we obtained during the first two quarters of 2007.
During the quarter, we obtained four new customer commitments in our health management segment that may realize incremental annualized revenue of approximately $2.0 million. In our fitness management segment, we obtained one new customer commitment that may realize incremental annualized revenue of approximately $0.6 million. The $2.6 million total for potential new, incremental annualized revenue is offset by a potential annualized revenue loss of $1.2 million from fitness management contract cancellations. Approximately $0.7 million of these contract cancellations is due to our decision to not renew an underperforming contract.
Gross Profit. Gross profit decreased $394,000, or 7.5%, to $4,885,000 for the three months ended September 30, 2007, from $5,279,000 for the three months ended September 30, 2006, which includes a $313,000 benefit related to a refund of workers compensation premiums for our 2005 plan year.
Of this decrease in gross profit, our Fitness Management segment contributed a decline of $479,000, which includes a decline of $496,000 from staffing services and a slight increase of $17,000 from program and consulting services.
Our Health Management segment contributed total gross profit growth of $85,000, which includes a slight decline of $82,000 from staffing services and growth of $167,000 from program and consulting services.
Total gross margin decreased to 28.5%, from 32.3% for the same period last year. Gross margin for our Health Management segment decreased to 37.0%, from 41.5% for the prior year period. This result is due to a gross margin decrease for staffing services, which fell to 25.8%, from 30.6% last year, and a gross margin decrease for programs and consulting services, which fell to 54.8%, from 61.6% last year. The gross margin decrease for staffing services is primarily due to the $0.3 million workers compensation premium refund in the third quarter of 2006, in addition to lower pricing for our new 2007 contracts. The gross margin decrease for programs and consulting is primarily due to a higher level of unproductive staff time for biometric screening services, and higher costs attributable to providing our eHealth platform.
Gross margin for our Fitness Management segment fell to 23.3%, from 27.5% in the prior year period. This result is primarily due to a gross margin decrease for staffing services, which fell to 21.7%, from 26.4%. This decline is primarily due to the $0.3 million workers compensation premium refund in the third quarter of 2006, lower pricing for our new 2007 contracts, and gross margin loss due to the cancellation of a large automotive contract effective March 31, 2007. This gross margin decrease was partially offset by gross margin growth in programs and consulting services, which grew to 50.7%, from 46.7%. This margin improvement is primarily due to lower costs for a number of services we provide at our fitness center sites.

Operating Expenses and Operating Income. Operating expenses increased $1,378,000 or 42.1%, to $4,653,000 for the three months ended September 30, 2007, from $3,275,000 for the three months ended September 30, 2006.
This increase is primarily due to a 25.6% increase in salaries, which excludes a $193,500 increase in stock-based compensation, and a 61.9% increase in other selling, general and administrative expenses. These increases are primarily due to planned investments in additional staff and other operating expenses within certain operating units, including Research, Development and Outcomes, Marketing, Technology and Account Services. During the quarter, we incurred approximately $0.4 million of unplanned expenses. Of this amount, approximately $0.3 million is attributed to the non-cash stock and stock option expense for two new board members, in addition to costs to enhance and improve our corporate governance and compliance procedures. The remaining $0.1 million of unplanned expenses is due to higher legal and business consulting services, which were largely nonrecurring in nature. These expense increases were partially offset by a decrease in amortization expense related to a prior acquisition.
Operating margin for the second quarter declined to 1.3%, from 12.3% for the prior year period. Excluding the effect of the $0.3 million workers compensation premium refund we received in the third quarter of 2006, operating margin was 10.3% for the third quarter of 2006. This decrease is primarily due to planned investments we made to support our future growth plans, in addition to unplanned expenses we incurred during the third quarter of 2007.
Other Income and Expense. Interest expense increased $15,000 to $17,000 for the three months ended September 30, 2007, from $2,000 for the three months ended September 30, 2006. The increase was due to the increased use of our credit line to fund temporarily working capital needs.
Income Taxes. Current income tax expense decreased $632,000 to $193,000 for the three months ended September 30, 2007, from $825,000 for 2006. The decrease is primarily due to the lower operating income in 2007 compared to 2006. Included in income tax expense for the quarter ended September 30, 2007 is an additional $99,400 of expense resulting from a change in estimated 2006 income taxes payable.
Our effective tax rate, which excludes the additional tax expense attributable to a change in estimated 2006 income tax payable, was 45% of earnings before income taxes for the third quarter of 2007, compared to 41% for the same period last year. Compared to a normal effective tax rate of 38%, our current effective tax rate is higher due to the tax rate effect of compensation expense for incentive stock options.
Dividend and Deemed Dividend to Preferred Shareholders. There was no dividend or deemed dividend to preferred shareholders for the three months ended September 30, 2007 and 2006, respectively. This is attributable to the conversion of our Series B Convertible Preferred Stock to common stock on March 10, 2006.
Net Earnings Applicable to Common Shareholders. As a result of the above, net earnings applicable to common shareholders for the quarter ended September 30, 2007 decreased approximately $1,157,000 to $17,000, compared to net earnings applicable to common shareholders of $1,174,000 for the quarter ended September 30, 2006.

Results of Operations for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.
Revenue. Revenue increased $4,239,000 or 9.1%, to $50,722,000 for the nine months ended September 30, 2007, from $46,483,000 for the nine months ended September 30, 2006.
Of this growth in revenue, our Fitness Management segment contributed total growth of $170,000, which includes growth of $62,000 from staffing services and growth of $108,000 from program and consulting services. The increase in fitness management segment revenue is attributed to new customers, the expansion of existing customers, and growth of program revenue at existing sites, including personal training, weight management services and massage therapy. This growth was mostly offset by the previously announced termination of a large automotive customer contract, in addition to other customer contracts that were terminated during our first nine months.
Our Health Management segment contributed total growth of $4,069,000, which includes growth of $1,549,000 from staffing services and growth of $2,520,000 from program and consulting services. Health management revenue growth is attributed to new customers and the expansion of existing customers. The significant increase in program and consulting services was primarily driven by an increase in biometric screening services, health coaching services and eHealth platform sales and customizations.
For the first nine months of 2007, we obtained 27 new customer commitments in our health management segment that may realize incremental annualized revenue of approximately $7.1 million, which includes approximately $0.7 million of potential annualized revenue from two existing fitness management customers. In our fitness management segment, we obtained five new customer commitments, and received a commitment to expand our management services for an existing customer, all of which may realize incremental annualized revenue of approximately $2.7 million. The $9.8 million combined total for this potential new, incremental annualized revenue will be offset by a potential annualized revenue loss of $3.3 million, which is entirely attributed to the cancellation of fitness management contracts. Approximately $0.7 million of these contract cancellations is due to our decision to not renew an underperforming contract.
Gross Profit. Gross profit increased $1,407,000, or 10.8%, to $14,450,000 for the nine months ended September 30, 2007, from $13,043,000 for the nine months ended September 30, 2006, which includes a $313,000 benefit related to a refund of workers compensation premiums for our 2005 plan year.
Of this change in gross profit, our Fitness Management segment experienced a total decline of $378,000, which includes a decline of $396,000 from staffing services and growth of $18,000 from program and consulting services.
Our Health Management segment contributed total gross profit growth of $1,785,000, which includes growth of $306,000 from staffing services and growth of $1,479,000 from program and consulting services.
Total gross margin increased to 28.5%, from 28.1% for the same period last year. Gross margin for our health management segment increased to 38.4%, from 36.9% for the prior year period. This increase is primarily due to the accelerated growth of our higher margin program and consulting services, which slightly fell to 58.9% of revenue, from 59.0%. Offsetting this margin expansion was a decrease of gross margin from staffing services, which fell to 25.5% from 26.4%, due primarily to the refund of workers compensation premiums in the third quarter of 2006.
Gross margin for our fitness management segment decreased to 22.5%, from 23.9% for the prior year period. This decrease is due in part to gross margins from staffing services of 21.0%, compared to 22.4% for the same period last year, which is primarily due to the refund of workers compensation premiums in the third quarter of 2006, and a decrease of gross margin for program and consulting services to 46.2%, from 48.0% for the same period last year, which is primarily due to slight gross margin decreases for personal training services, weight management products and eHealth platform services.

Operating Expenses and Operating Income. Operating expenses increased $2,984,000, or 29.9%, to $12,956,000 for the nine months ended September 30, 2007, from $9,972,000 for the nine months ended September 30, 2006.
This increase is primarily due to a 21.4% increase in salaries, which excludes a $341,500 increase in stock-based compensation, and a 44.3% increase in other selling, general and administrative expenses. These increases are primarily due to planned investments in additional staff and other operating expenses within certain operating units, including Research, Development and Outcomes, Marketing, Technology and Account Services, in addition to the unplanned expenses we incurred during the third quarter of 2007, which were largely nonrecurring in nature. These expense increases were partially offset by a decrease in amortization expense related to a prior acquisition.
Operating margin for the nine months ended September 30, 2007 decreased to 2.9%, from 6.6% for the prior year period. Excluding the effect of the $0.3 million workers compensation premium refund we received in the third quarter of 2006, operating margin was 5.9% for the first nine months of 2006. This decrease is primarily due to planned investments we made to support our future growth plans, in addition to unplanned expenses we incurred during the third quarter of 2007.
Other Income and Expense. Interest expense increased $17,000 to $23,000 for the nine months ended September 30, 2007, from $6,000 for the nine months ended September 30, 2006. The increase was due to the increased use of our credit line to fund temporary working capital needs.
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
Income Taxes. Current income tax expense decreased $586,000 to $767,000 for the nine months ended September 30, 2007, from $1,353,000 for 2006. The decrease is primarily due to lower operating income in 2007 compared to 2006. Included in income tax expense for the nine months ended September 30, 2007 is an additional $99,400 of expense resulting from a change in estimated 2006 income taxes payable.
Our effective tax rate, which excludes the additional tax expense attributable to a change in estimated 2006 income tax payable, was 45% of earnings before income taxes for the first nine months of 2007, compared to 35% for the same period last year. For the first nine months of 2006, we did not reflect a tax liability on the $841,000 non-cash benefit related to the revaluation of warrants. Excluding this gain related to the revaluation of warrants, our effective tax rate would be 44% for the first nine months of 2006. Compared to our past effective tax rate of 38%, our current effective tax rate is higher due to the tax rate effect of compensation expense for incentive stock options.
Dividend and Deemed Dividend to Preferred Shareholders. Dividend to preferred shareholders decreased $96,000 to $0 for the nine months ended September 30, 2007, compared to $96,000 for the nine months ended September 30, 2006. In addition, the deemed dividend to preferred shareholders decreased to $0, from $1,576,000 for the nine months ended September 30, 2006. These decreases are attributable to the conversion of our Series B Stock to common stock on March 10, 2006.
Net Earnings Applicable to Common Shareholders. As a result of the above, net earnings applicable to common shareholders for the nine months ended September 30, 2007 decreased approximately $186,000 to $702,000, compared to net earnings applicable to common shareholders of $888,000 for the nine months ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES
Our working capital increased $2,246,000 to $8,037,000 for the nine months ended September 30, 2007, from $5,791,000 at December 31, 2006. This increase is largely attributable to decreases in accounts payable, accrued expenses and accrued acquisition earnout.
In addition to cash flows generated from operating activities, our other primary source of liquidity and working capital is provided by a $7,500,000 Credit Agreement with Wells Fargo Bank, N.A. (the “Wells Loan”). At our option, the Wells Loan bears interest at prime, or the one-month LIBOR plus a margin of 2.25% to 2.75% based upon our Senior Leverage Ratio (effective rate of 8.25% at September 30, 2007 and December 31, 2006, respectively). The availability of the Wells Loan decreases $250,000 on the last day of each calendar quarter, beginning September 30, 2003, and matures on June 30, 2009, as amended. Working capital advances from the Wells Loan are based upon a percentage of our eligible accounts receivable, less any amounts previously drawn. The facility provided maximum borrowing capacity of $3,500,000 and $4,000,000 at September 30, 2007 and December 31, 2006, respectively, and $2,652,000 and $4,000,000 was available for drawing on such respective dates. All borrowings are collateralized by substantially all of our assets. At September 30, 2007, we were in compliance with all of our financial covenants.
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
OFF-BALANCE SHEET ARRANGEMENTS
As of September 30, 2007, the Company had no off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities.
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
Forward-looking statements include all statements based on future expectations and specifically include, among other things, all statements relating to increasing revenue, improving margins, growth of our Fitness and Health Management business segments, the development of new business models, our ability to expand our programs and services, the materiality of the restatement on our financial statements, the effectiveness of our internal controls, the materiality of a letter inquiring about our interest in negotiating a license for certain technology patents or the materiality of such patents and the sufficiency of our liquidity and capital resources to meet our obligations and finance our expected operational investments. In addition, the estimated annualized revenue value of our new and lost contracts is a forward looking statement, which is based upon an estimate of the anticipated annualized revenue to be realized or lost. Such information should be used only as an indication of the activity we have recently experienced in our two business segments. These estimates, when considered together, should not be considered an indication of the total net, incremental revenue growth we expect to generate in 2007, or in any year, as actual net growth may differ from these estimates due to actual staffing levels, participation rates and contract duration, in addition to other revenue we may lose in the future due to contract termination. Any statements that are not based upon historical facts, including the outcome of events that have not yet occurred and our expectations for future performance, are forward-looking statements. The words “potential,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” “plan,” “anticipate,” and similar words and expressions are intended to identify forward-looking statements. Such statements are based upon the current beliefs and expectations of our management. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to those matters identified and discussed in Item 1A of the Company’s Form 10-K/A for the year ended December 31, 2006 under “Risk Factors.“ and the risk factors contained in Item 1A of Part II of this Form 10-Q.
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
The following risk factor has been added to those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006:
Any further restatements of our financial statements may divert management’s attention, result in litigation or otherwise harm our business.
As explained in Note 9 to this 10-Q, we have issued a Restatement resulting from comments we received in a letter from the Securities and Exchange Commission following their routine review of our Form 10-K for the year ended December 31, 2006. We are in the process of responding to the SEC’s other comments contained in their letter. Any need to further restate our financial statements could be costly and could divert the efforts and attention of our management team. In addition, any further restatements may result in increased regulatory scrutiny towards us, private civil actions against us, a reduction in the price of our stock, or other adverse consequences.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
On September 27, 2007, we entered into the Fifth Amendment to the Credit Agreement with Wells Fargo Bank, National Association. The Fifth Amendment changes the maturity date of the Credit Agreement to June 30, 2009 and eliminates a restriction on making capital expenditures. The foregoing description of the Fifth Amendment is qualified by the provisions of the Fifth Amendment, which is filed herewith as Exhibit 10.1 and incorporated herein by reference.
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
Wesley W. Winnekins
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
HEALTH FITNESS CORPORATION
FORM 10-Q

Exhibit No.	Description
10.1	Fifth Amendment dated September 27, 2007 to Credit Agreement, dated August 22, 2003, between the Company and Wells Fargo Bank, N.A. — incorporated by reference to Exhibit 10.1 to our Form 8-K filed November 14, 2007

**11.0	Statement re: Computation of Earnings per Share

**31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Filed herewith