Form 10-K/A
period 2006-12-31
Health Fitness Corp /MN/
filed 2007-11-20
CIK 886432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Amendment No. 2)
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

HEALTH FITNESS CORPORATION
EXPLANATORY NOTE
This Amendment No. 2 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2006, initially filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2007, is being filed to correct certain typographical errors in Footnote 15, Quarterly Financial Information (Unaudited) and Footnote 16, Restatement, within Item 8, Financial Statements and Supplementary Data, contained in Amendment No. 1 on Form 10-K/A, which was filed with the SEC on November 19, 2007. This Amendment No. 2 only contains Item 8, as corrected, and Item 15.
In Footnote 15, for the quarter ended March 31, 2006, we changed basic and diluted net earnings (loss) per common share to $(0.07), from $0.04 for basic and $0.01 for diluted net earnings per common share. We also changed the number of diluted weighted average common shares outstanding to 15,001,832, from 15,756,941.
In Footnote 16, for the table presenting the effect of the restatement on our consolidated statement of operations for the quarter ended March 31, 2006, we changed the “As Restated” numbers for basic and diluted net earnings (loss) per common share to $(0.07), from $0.04 for basic and $0.01 for diluted net earnings per common share. We also changed the number of diluted weighted average common shares outstanding to 15,001,832, from 15,756,941. Finally, we changed the third sentence of the first paragraph of Footnote 16 to indicate that Amendment No. 1 has already been filed.
All other notes and financial statements as filed in Amendment No. 1 on Form 10-K/A remain unchanged.

Page No.
PART II
Item 8. Financial Statements and Supplementary Data	4

PART IV
Item 15. Exhibits, Financial Statement Schedules	31
Consent of Independent Registered Public Accounting Firm
302 Certification of Chief Executive Officer
302 Certification of Chief Financial Officer
906 Certification of Chief Executive Officer
906 Certification of Chief Financial Officer
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

HEALTH FITNESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
15.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

		Quarter ended
	March 31,	June 30,	September 30,	December 31,
	(Restated)
2006
Revenue	$14,567,261	$15,575,130	$16,340,380	$17,095,769
Gross profit	3,604,480	4,160,014	5,278,628	4,587,462
Net earnings (loss) applicable to common shareholders	(1,013,191)	727,474	1,173,841	463,549

Net earnings (loss) per common share
Basic	$(0.07)	$0.04	$0.06	$0.02
Diluted	(0.07)	0.02	0.06	0.02

Weighted average common shares outstanding
Basic	15,001,832	18,831,169	18,963,948	19,085,789
Diluted	15,001,832	20,310,830	19,550,662	19,823,346

		Quarter ended
	March 31,	June 30,	September 30,	December 31,
2005
Revenue	$13,465,101	$13,678,615	$13,464,278	$14,334,211
Gross profit	3,441,802	3,450,616	3,498,814	3,425,942
Net earnings (loss) applicable to common shareholders	627,934	498,183	506,488	(428,204)

Net earnings (loss) per common share
Basic	$0.05	$0.04	$0.04	$(0.03)
Diluted	0.04	0.03	0.03	(0.03)

Weighted average common shares outstanding
Basic	12,619,603	12,652,370	12,836,971	13,008,291
Diluted	16,614,522	16,618,997	16,662,753	13,008,291

HEALTH FITNESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
16.	RESTATEMENT

On November 12, 2007, subsequent to our third quarter earnings release on November 5, 2007, we determined that a $1,576,454 deemed dividend to preferred shareholders should have been reflected in our financial statements for the quarter ended March 31, 2006. The effect of this restatement results in a reduction to net earnings applicable to common shareholders in our consolidated statement of operations for the quarter ended March 31, 2006, with a corresponding increase to additional paid in capital in our consolidated balance sheet as of March 31, 2006. In Amendment No. 1 to our Original Filing, we restated our consolidated balance sheet for the quarter ended March 31, 2006 and for the year ended December 31, 2006, our consolidated statements of operations and cash flows for the quarter ended March 31, 2006 and year ended December 31, 2006, and the notes related thereto. No other quarterly reporting periods during our year ended December 31, 2006 were affected by this restatement. This restatement will result in no change to total net earnings or to total stockholders’ equity as of December 31, 2006 and March 31, 2006.

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

HEALTH FITNESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
The following table presents the effect of the restatement on our consolidated statement of operations for the quarter ended March 31, 2006:

	As Reported	Restatement	As Restated

NET EARNINGS	$659,673	—	$659,673
Deemed dividend to preferred shareholders	—	1,576,454	1,576,454
Dividend to preferred shareholders	96,410	—	96,410

NET EARNINGS (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$563,263	$(1,576,454)	$(1,013,191)

NET EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.04		$(0.07)
Diluted	0.01		(0.07)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	15,001,832		15,001,832
Diluted	19,666,941		15,001,832
The following table presents the effect of the restatement on our consolidated statement of cash flows for the quarter ended March 31, 2006:

	As Reported	Restatement	As Restated

Noncash investing and financing activities affecting cash flows:
Deemed to preferred shareholders	—	$(1,576,454)	$(1,576,454)
The following table presents the effect of the restatement on our consolidated balance sheet for the year ended December 31, 2006:

	As Reported	Restatement	As Restated

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value	$192,202	—	$192,202
Additional paid-in capital	25,989,447	1,576,454	27,565,901
Accumulated comprehensive income	(35,186)	—	(35,186)
Accumulated deficit	(2,348,695)	(1,576,454)	(3,925,149)

	$23,797,768	—	$23,797,768

The following table presents the effect of the Restatement on our consolidated statement of operations for the year ended December 31, 2006:

	As Reported	Restatement	As Restated

NET EARNINGS	$3,024,537	—	$3,024,537
Deemed dividend to preferred shareholders	—	1,576,454	1,576,454
Dividend to preferred shareholders	96,410	—	96,410

NET EARNINGS APPLICABLE TO COMMON SHAREHOLDERS	$2,928,127	$(1,576,454)	$1,351,673

NET EARNINGS PER COMMON SHARE:
Basic	$0.16		$0.07
Diluted	0.11		0.03
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	18,023,298		18,023,298
Diluted	19,736,785		18,772,675

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
Dated: November 20, 2007
HEALTH FITNESS CORPORATION

By	/s/ Gregg O. Lehman, Ph.D.	By	/s/ Wesley W. Winnekins
Gregg O. Lehman, Ph.D.		Wesley W. Winnekins
Chief Executive Officer		Chief Financial Officer
      In accordance with the requirement of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed by the following persons in the capacities and on the dates indicated.

Signatures	Title

/s/ Gregg O. Lehman, Ph.D. Gregg O. Lehman, Ph.D.	Chief Executive Officer, President (principal executive officer) and Director	November 20, 2007

/s/ Wesley W. Winnekins Wesley W. Winnekins	Chief Financial Officer (principal financial and accounting officer)	November 20, 2007

/s/ Mark W. Sheffert* Mark W. Sheffert	Chairman	November 20, 2007

/s/ Jerry V. Noyce* Jerry V. Noyce	Vice Chairman and Director	November 20, 2007

/s/ K. James Ehlen, M.D.* K. James Ehlen, M.D.	Director	November 20, 2007

Signatures		Title
/s/ Robert J. Marzec* Robert J. Marzec		Director	November 20, 2007

/s/ John C. Penn* John C. Penn		Director	November 20, 2007

/s/ Linda Hall Whitman, Ph.D.* Linda Hall Whitman, Ph.D.		Director	November 20, 2007

/s/ Rodney A. Young* Rodney A. Young		Director	November 20, 2007

Curtis M. Selquist		Director

David F. Durenburger		Director

*By:	/s/ Wesley W. Winnekins Wesley W. Winnekins As Attorney-in-Fact pursuant to Powers of Attorney previously filed. Date: November 20, 2007

EXHIBIT INDEX
HEALTH FITNESS CORPORATION
FORM 10-K/A

Exhibit No.	Description

3.1	Articles of Incorporation, as amended on September 20, 2004 – incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004

3.2	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock – incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 (No. 333-131045) filed January 13, 2006

3.3	Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock – incorporated by reference to Exhibit 4.1 to our Form 8-K filed November 16, 2005

3.4	Restated By-Laws of the Company – incorporated by reference to the Company’s Registration Statement on Form SB-2, File No. 33-83784C

4.1	Specimen of Common Stock Certificate – incorporated by reference to the Company’s Registration Statement on Form SB-2, File No. 33-83784C

10.1	Standard Office Lease Agreement (Net) dated as of June 13, 1996 covering a portion of the Company’s headquarters – incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-KSB for the year ended December 31, 1996, File No. 000-25064

10.2	Amendment dated March 1, 2001 to Standard Office Lease Agreement (Net) dated as of June 13, 1996 covering a portion of the Company’s headquarters-incorporated by reference to Exhibit 10.12 to our Form 10-K for the year ended December 31, 2000, File No. 000-25064

10.3	Second Amendment, dated June 12, 2002, to Standard Office Lease Agreement dated as of June 13, 1996- incorporated by reference to Exhibit 10.13 to our Form 10-Q for the quarter ended June 30, 2002

10.4	Company’s 2005 Stock Option Plan – incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed June 14, 2005 (1)

10.5	Forms of Incentive Stock Option Agreement (1)

10.6	Form of Non-Qualified Stock Option Agreement under the 2005 Stock Option Plan – incorporated by reference to Exhibit 10.2 to our report on Form 8-K dated June 14, 2005 (1)

10.7	Employment Agreement dated November 30, 2000 between the Company and Jerry V. Noyce – incorporated by reference to Exhibit 10.9 to our Form 10-K for the fiscal year ended December 31, 2000, File No. 000-25064 (1)

10.8	Amendment, dated December 1, 2006, to Employment Agreement dated November 30, 2000 between the Company and Jerry V. Noyce – incorporated by reference to Exhibit 99.1 to our report on Form 8-K filed December 4, 2006 (1)

10.9	Employment Agreement dated February 9, 2001 between the Company and Wesley W. Winnekins – incorporated by reference to Exhibit 10.11 to our Form 10-K for the fiscal year ended December 31, 2000, File No. 000-25064 (1)

10.10	Amendment, dated as of December 21, 2006, to Employment Agreement dated February 9, 2001 between the Company and Wesley W. Winnekins (1) – incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K filed March 30, 2007

10.11	Employment Agreement dated March 1, 2003 between the Company and Jeanne Crawford – incorporated by reference to Exhibit 10.9 to our Form 10-K for the fiscal year ended December 31, 2002 (1)

Exhibit No.	Description

10.12	Amendment, dated as of December 21, 2006, to Employment Agreement dated March 1, 2003 between the Company and Jeanne Crawford (1) – incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K filed March 30, 2007

10.13	Amended and Restated Employment Agreement dated March 25, 2003 between the Company and James A. Narum incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K for the year ended December 31, 2002 (1)

10.14	Employment Agreement dated December 8, 2003 between the Company and Brian Gagne – incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (1)

10.15	Amendment, dated as of December 21, 2006, to Employment Agreement dated December 8, 2003 between the Company and Brian Gagne (1) – incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K filed March 30, 2007

10.16	Employment Agreement dated December 22, 2003 between the Company and Michael Seethaler – incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (1)

10.17	Amendment, dated as of December 21, 2006, to Employment Agreement dated December 22, 2003 between the Company and Michael Seethaler (1) – incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K filed March 30, 2007

10.18	Employment Agreement dated August 13, 2001 between the Company and Dave Hurt – incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (1)

10.19	Employment Agreement dated December 8, 2003 between the Company and Katherine Hamlin – incorporated by reference to Exhibit 10.13 to our Form 10-K for the fiscal year ended December 31, 2005 (1)

10.20	Amendment, dated as of December 21, 2006, to Employment Agreement dated December 8, 2003 between the Company and Katherine Hamlin (1) – incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K filed March 30, 2007

10.21	Employment Agreement dated December 23, 2005 between the Company and John F. Ellis – incorporated by reference to Exhibit 10.16 Form 10-K for the fiscal year ended December 31, 2005 (1)

10.22	Amendment, dated as of December 21, 2006, to Employment Agreement dated December 23, 2005 between the Company and John F. Ellis (1) – incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K filed March 30, 2007

10.23	Employment Agreement dated December 23, 2005 between the Company and Peter A. Egan – incorporated by reference to Exhibit 10.17 Form 10-K for the fiscal year ended December 31, 2005 (1)

10.24	Amendment, dated as of December 21, 2006, to Employment Agreement dated December 23, 2005 between the Company and Peter A. Egan (1) – incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K filed March 30, 2007

10.25	Employment Agreement dated December 1, 2006 between the Company and Gregg O. Lehman, Ph.D. – incorporated by reference to Exhibit 99.2 to our report on Form 8-K for the fiscal year ended December 4, 2006 (1)

10.26	Restricted Stock Agreement, dated as of January 1, 2007, between the Company and Gregg O. Lehman, Ph.D. (1) – incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K filed March 30, 2007

10.27	Credit Agreement, dated August 22, 2003, between the Company and Wells Fargo Bank, National Association – incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003

Exhibit No.	Description

10.28	Third Amendment, dated August 25, 2003, to Standard Office Lease Agreement dated as of June 13, 1996, between the Company and NEOC Holdings LLC – incorporated by reference to Exhibit 10.14 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003

10.29	Second Amendment dated May 14, 2004 to Credit Agreement and Waiver of Defaults, dated August 22, 2003, between the Company and Wells Fargo Bank, N.A. – incorporated by reference to Exhibit 10.16 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004

10.30	Third Amendment to Credit Agreement and Consent dated December 29, 2004 to Credit Agreement dated August 22, 2003, between the Company and Wells Fargo Bank, N.A. – incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004

10.31	Securities Purchase Agreement dated November 14, 2005 – incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed November 16, 2005

10.32	Registration Rights Agreement dated November 14, 2005 – incorporated by reference to Exhibit 10.2 to our report on Form 8-K filed November 16, 2005

10.33	Form of Warrant issued pursuant to the Securities Purchase Agreement dated November 14, 2005 – incorporated by reference to Exhibit 10.3 to our report on Form 8-K filed November 16, 2005

10.34	Stock Purchase Agreement dated December 23, 2005 between the Company, HealthCalc.Net, Inc., Peter A. Egan and John F. Ellis, among others – incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed on December 29, 2005

10.35	Escrow Agreement dated December 23, 2005 between the Company, Wells Fargo Bank, National Association, Peter A. Egan and John F. Ellis, among others – incorporated by reference to Exhibit 10.2 to our report on Form 8-K filed December 29, 2005

10.36	Shareholders’ Agreement dated December 23, 2005 between the Company, Peter A. Egan and John F. Ellis – incorporated by reference to Exhibit 10.3 to our report on Form 8-K filed December 29, 2005

10.37	Fourth Amendment dated June 6, 2006 to Credit Agreement, dated August 22, 2003, between the Company and Wells Fargo Bank, N.A. – incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006

10.38	Form of Amendment No. 1 to Warrants issued November 14, 2005 – incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006

10.39	Form of Amendment No. 1 to Registration Rights Agreement – incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006

10.40	Director Compensation Arrangements (1) – incorporated by reference to Exhibit 10.40 to our Annual Report on Form 10-K filed March 30, 2007

10.41	2007 Executive Bonus Plan (1) – incorporated by reference to Exhibit 10.41 to our Annual Report on Form 10-K filed March 30, 2007

10.42	Compensation Arrangements for Executive Officers for Fiscal Year 2007 (1) – incorporated by reference to Exhibit 10.42 to our Annual Report on Form 10-K filed March 30, 2007

10.43	Cash Incentive Plan (1) – incorporated by reference to Exhibit 10.43 to our Annual Report on Form 10-K filed March 30, 2007

11.0	Statement re: Computation of Earnings per Share – incorporated by reference to Exhibit 11.0 to our Annual Report on Form 10-K/A filed November 19, 2007

21.1	Subsidiaries - incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K for the year ended December 31, 2004

Exhibit No.	Description

*23.1	Consent of Independent Registered Public Accounting Firm

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

(1)	Indicates management contract or compensatory plan or arrangement