Form 10-K
period 2007-12-31
Health Fitness Corp /MN/
filed 2008-03-26
CIK 886432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
Commission File No. 000-25064

HEALTH FITNESS CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	No. 41-1580506
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)
1650 West 82nd Street, Bloomington, Minnesota 55431
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of our common stock held by non-affiliates as of June 30, 2007 was approximately $48,800,000 (based on the closing sale price of $3.16 per share as reported on the OTC Bulletin Board).
The number of shares outstanding of the registrant’s common stock as of March 24, 2008 was: Common Stock, $0.01 par value, 20,255,834 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant’s 2008 Annual Meeting of Shareholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report.

Table of Contents

		Page No.
	PART I
Item 1.	Business	3
Item 1A.	Risk Factors	10
Item 1B.	Unresolved Staff Comments	14
Item 2.	Properties	14
Item 3.	Legal Proceedings	14
Item 4.	Submission of Matters to a Vote of Security Holders	14
	Executive Officers of the Registrant	15

	PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters	17
	and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data	19
Item 7.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	19
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 8.	Financial Statements and Supplementary Data	31
Item 9.	Changes in and Disagreements with Accountants on Accounting and
	Financial Disclosure	56
Item 9A.	Controls and Procedures	56
Item 9B.	Other Information	57

	PART III
Item 10.	Directors, Executive Officers and Corporate Governance	57
Item 11.	Executive Compensation	57
Item 12.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	58
Item 13.	Certain Relationships and Related Transactions, and Director	58
	Independence
Item 14.	Principal Accounting Fees and Services	58

	PART IV
Item 15.	Exhibits, Financial Statement Schedules	59
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

PART I
ITEM 1. BUSINESS
OVERVIEW
Health Fitness Corporation, a Minnesota corporation (also referred to as “we,” “us,” “our,” the “Company,” or “Health Fitness”), is a leading provider of population health improvement services and programs to corporations, hospitals, communities and universities located in the United States and Canada. We currently manage 231 corporate fitness center sites, 170 corporate health management sites and 97 unstaffed health management programs.
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
You may contact us at our executive offices at 1650 West 82nd Street, Suite 1100, Minneapolis, Minnesota 55431, telephone number (952) 831-6830. We maintain an internet website at www.hfit.com.
BUSINESS MODEL
Major corporations, hospitals and universities invest in fitness centers and health improvement programs for several reasons. First, it is widely understood that healthier employees are more productive, experience reduced levels of stress and are absent from work less often due to illness. At the same time, companies are struggling to deal with the rising cost of employee healthcare, which has historically increased at double-digit rates. According to a recent government report, U.S. spending on prescription drugs, hospital care and other health services is expected to double to $4.1 trillion over the next decade, up from $2.1 trillion in 2006. This dramatic increase in expected healthcare costs is primarily attributed to an aging population and poor lifestyle choices relating to diet and exercise. Many companies realize that they may be able to decrease the financial burden of employee healthcare and lost productivity by making health improvement programs a strategic business priority. We believe the services we offer will help employees make better lifestyle behavior choices, thus improving their health, in addition to helping companies decrease the rate of spending on employee healthcare costs.
To capitalize on the growth opportunities within the employer marketplace, we organized our business into two segments: Fitness Management Services and Health Management Services. Within each of these business segments, we provide two types of service: (i) Staffing Services, and (ii) Program and Consulting Services. Our decision to move to segment reporting was based on (i) the evolution of our Health Management segment, and management’s belief that the future growth of our Company may depend on our Health Management segment; (ii) management’s belief that total revenue and gross profit from our Health Management segment may outpace the total revenue and gross profit from our legacy Fitness Management segment; (iii) management has invested significant resources to hire additional service and account management staff to handle the growth we have experienced, and expect to experience in the future; (iv) management has invested, and expects to continue investing resources to enhance the functionality of our web-based software system to appeal to a wider range of current and new customers for both of our operating segments, and (v) on a monthly, quarterly and annual basis, we manage the performance of our business by reviewing internally-generated financial reports that detail revenue and gross profit results for each segment.

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
In terms of size, we believe we are the largest provider of corporate fitness center management services in the United States. Currently, we manage 231 corporate sites, including two sites located in Canada, all of which accounted for approximately 61% and 66% of our 2007 and 2006 revenue, respectively. From a sales perspective, we generally obtain new corporate customers by submitting a proposal, which answers specific questions regarding our management philosophies and pricing structures.
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
In 2007, 2006 and 2005, revenue from our Fitness Management staffing services accounted for 56.8%, 62.4% and 69.6%, respectively, of total consolidated revenue.
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
In 2007, 2006 and 2005, revenue from our Fitness Management program and consulting services accounted for 3.8%, 4.0% and 4.4%, respectively, of total consolidated revenue.
Health Management Services
The Health Management segment of our business involves the delivery of services to help corporations and other organizations assess the health characteristics of their employees. We also provide health education services to employees dealing with multiple health risks to improve their lifestyle behaviors.
This segment of our business has experienced the fastest rate of growth, with 2007 revenue growing approximately 29% over 2006, and 2006 revenue growing approximately 49% over 2005. This growth is attributed to our past and recent investments to strategically enhance this segment, which has improved our ability to meet the increasing market demand for health improvement services, as well as meet the increasing needs of our customers. Currently, we manage 170 corporate health management sites and 97 unstaffed health management programs, which accounted for approximately 39% and 34% of our 2007 and 2006 revenue, respectively. In this segment, we generally obtain new corporate customers by submitting a proposal, which answers specific questions regarding our management philosophies and pricing structures.
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
In 2007, 2006 and 2005, revenue from our Health Management staffing services accounted for 22.6%, 21.5% and 22.3%, respectively, of total consolidated revenue.
Program and Consulting Services. We offer a comprehensive menu of products and services to assess the health risks of our customer’s employees, and manage specific health risks by delivering programs to educate and coach participants to improve lifestyle behaviors. We derive program revenue from participant fees we charge for our e-Health platform; paper and web-based health risk assessments; biometric screenings to assess blood profiles and body composition; and face-to-face, web-based and telephonic health coaching services. We also derive revenue from data collection and reporting services as it relates to the demonstration of program effectiveness. Revenue from these program services are generally paid by our corporate customer, although they may ask their employees to share in the cost. Our costs of revenue for these services are mainly comprised of supply expenses and the direct cost of staff wages, taxes and benefits.
Within our health management consulting practice, we provide corporations and other organizations with a comprehensive analysis of the effectiveness of employee health improvement programs, with a focus on demonstrating a return on investment. We also provide a suite of occupational health consulting services, including injury prevention program design, work-hardening programs, injury treatment, return-to-work programs and regulatory compliance consulting.
In 2007, 2006 and 2005, revenue from our Health Management program and consulting services accounted for 16.7%, 12.1% and 3.7%, respectively, of total consolidated revenue.
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

SEGMENT FINANCIAL INFORMATION
We assess and manage the performance of each business segment by reviewing internally-generated reports that detail revenue and gross profit results for each of our customer sites. This information is used to formulate plans regarding the future prospects of our business, and aids in our determination of how we will invest our resources to ensure we achieve our future revenue and profitability targets.
The following table provides an analysis of business segment revenue and gross profit for each of the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Revenue

Fitness Management Services
Staffing Services	$39,747,239	$39,670,546	$38,226,444
Program and Consulting Services	2,679,881	2,574,463	2,392,272

	42,427,120	42,245,009	40,618,716

Health Management Services
Staffing Services	15,819,481	13,669,201	12,267,973
Program and Consulting Services	11,711,450	7,664,330	2,055,516

	27,530,931	21,333,531	14,323,489

Total Revenue
Staffing Services	55,566,720	53,339,747	50,494,417
Program and Consulting Services	14,391,331	10,238,793	4,447,788

	$69,958,051	$63,578,540	$54,942,205

Gross Profit

Fitness Management Services
Staffing Services	$8,643,280	$8,861,829	$8,772,194
Program and Consulting Services	1,155,217	1,129,585	810,401

	9,798,497	9,991,414	9,582,595

Health Management Services
Staffing Services	3,974,348	3,399,875	3,499,117
Program and Consulting Services	5,868,032	4,239,295	735,462

	9,842,380	7,639,170	4,234,579

Total Gross Profit
Staffing Services	12,617,628	12,261,704	12,271,311
Program and Consulting Services	7,023,249	5,368,880	1,545,863

	$19,640,877	$17,630,584	$13,817,174

With respect to segment asset allocation in accordance with SFAS 131, management believes the Company does not have assets that are related solely to each segment, except for the segmentation of goodwill for annual impairment testing, and thus has not allocated assets to our reportable segments for the following reasons:
a.	The Company is a service business that depends heavily on the joint efforts of our staff to operate and grow each segment of our business.

b.	We do not maintain a large asset infrastructure. The tangible and intangible assets we do own, including the web-based software system we acquired from HealthCalc, are deployed across both segments of our business to generate segment revenue and gross profit results.

c.	Our future growth plans involve a tighter integration between our Fitness and Health Management segments, resulting in opportunities to cross-sell our fitness and health management services to existing customers within each segment. It is difficult to ascertain which assets are responsible for segment results.

d.	We do not separate assets into our reportable segments for internal accounting and reporting purposes. Management believes an arbitrary allocation of assets to each reportable segment would not result in meaningful information about our business.

GROWTH STRATEGY
In the long-term, we believe that we can enhance our position as the leading integrator of fitness and health management services for corporations and other large organizations. Key elements of our growth strategy include:
•	Pursue both aggressive organic growth and strategic opportunities in our Health Management business segment. We believe the market for population health management programs will continue to grow.

•	Pursue new customers in our Fitness Management business segment to expand market share. As the largest provider of corporate fitness management services, we believe we can continue to add new customers, and sell additional fitness services to our current customers. However, this segment operates in a mature market, and price competition is common.

•	Maximize opportunities to sell our Fitness Management customers on adopting the services we offer in our integrated Health Management model.

•	Pursue strategic opportunities that provide operational capabilities and long-term financial value.
We intend to continue investing in our Health Management business segment commensurate with the addition of new business, including investments in people, systems and infrastructure in order to enhance our ability to scale, gain greater cost efficiencies and provide a broader base of services.
OPERATIONS
In our Fitness Management segment, we have one Vice President of Account Services, who has management responsibility for all of our geographical regions in the United States. Each region is managed by a Regional Vice President, who is responsible for fitness center and wellness program staffing, service quality, financial performance, client relationships and the introduction of new service capabilities to our customers.
In our Health Management segment, we have one Vice President of Account Services, who manages all activities related to our health management customers. We also have Regional Vice Presidents who are directly responsible for program implementation, service delivery, financial performance and client relationships.
The Vice President of each segment reports to a Senior Vice President of Account Services, who in turn reports directly to our Chief Operations Officer. These two positions have primary operational management responsibility for our entire business.
Our corporate office provides centralized administrative support, including accounting and finance, human resources and payroll, information technology systems, sales and marketing, and executive management functions, including the offices of the Chief Financial Officer and Chief Executive Officer, who also retains responsibility as our head of sales.
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
SEASONALITY
In our Fitness Management segment, we do not experience any seasonal fluctuations in the realization of new business, or recognition of revenue. In our Health Management business segment, we may experience seasonal fluctuations in the realization of new business, which will generally be timed with the start of a client’s benefit plan year. We have also found that the early stage of certain health management engagements result in a higher rate of revenue recognition due to the delivery of on-site biometric screening services. Thereafter, revenue will decrease to a lower level until we deliver a second phase of biometric screening services to assess health improvement, which is generally one year after the initial phase of screenings.
RESEARCH AND DEVELOPMENT
All research and development activities pertaining to the maintenance of our e-Health technology platform, as well as activities leading up to establishing technological feasibility for significant e-Health platform enhancements, are expensed as incurred.
SIGNIFICANT CUSTOMER RELATIONSHIP
We had one customer that provided 9.8%, 10.3% and 11.9% of our total revenue in 2007, 2006 and 2005, respectively. For this customer, we provide fitness center management and employee wellness administration services for approximately 50 locations. The agreement with this customer was recently renewed and expires on December 31, 2009, and will automatically renew for successive one year periods unless either party delivers written notice at least 90 days prior to termination. We believe that our relationship with this customer is good.
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
Within the business-to-business health management services industry, there has been a trend toward consolidation as companies establish a better position to compete for the growth that is expected in this industry. Disease management and managed care companies have made acquisitions of health management companies within the past twenty-four months. To effectively compete with these organizations, which are larger and have access to more resources, we have made considerable investments into the development of our corporate health management business model. Our December 2005 acquisition of HealthCalc.Net, Inc. and the development of our web-based and telephonic health coaching services have enabled us to more effectively compete with these larger companies. With additional strategic investments to augment our current capabilities, we believe we can build a sustainable competitive advantage in order to compete for new business opportunities against these larger competitors.

PROPRIETARY RIGHTS
We have three registered trademarks, “Insight”®, “It Pays To Be Healthy”® and “Live For Life”® that are used in connection with the sale and delivery of our fitness and health management services. We do not have any other significant proprietary rights.
GOVERNMENT REGULATION
Management believes there is no significant government regulation which materially limits our ability to provide fitness and health management services to our corporate, hospital, community and university-based clients. Although our occupational health, health risk assessment and health coaching services, in addition to the group health plan we sponsor for our employees, are subject to the requirements of the Health Insurance Portability and Accountability Act of 1996, or HIPAA, we do not believe that these regulations have a material impact on our activities.
FOREIGN OPERATIONS
We provide services to companies located in Canada through our wholly-owned subsidiary Health Fitness Corporation of Canada, Inc. Revenue recognized from our Canadian customers totaled approximately $241,000, $259,300 and $277,600 for the years ended December 31, 2007, 2006 and 2005, respectively. Although we invoice these customers in their local currency, we do not believe there is a risk of material loss due to foreign currency translation.
EMPLOYEES
At December 31, 2007, we had 878 full-time and 2,931 part-time and on-call employees, of which 117 were employed at our corporate, divisional and regional offices. The remainder is primarily engaged in providing our staffing and programs services to our Fitness and Health Management customers. Management believes our relationship with employees is good.
AVAILABLE INFORMATION
We file reports with the Securities and Exchange Commission, or as referred to herein as the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and other reports from time to time. We are an electronic filer and the SEC maintains an Internet site at www.sec.gov that contains the reports, proxy, information statements and other information filed electronically. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may also obtain information from the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, we maintain at our website (www.hfit.com), and make available free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such information is filed electronically with the SEC. The information provided on our website is not a part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.
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
Within our Fitness Management segment, recessionary pressures in recent years have negatively affected the corporate landscape, which has negatively affected the prices we offer to induce renewal of customer agreements, and to obtain new customers. Although we believe that price competition will not materially affect results of operations, we believe that price competition will continue for the foreseeable future. In addition, we have customers that operate in industries that are experiencing negative financial and competitive pressures. Specifically, in 2007 we experienced the termination of fitness management services at a large automotive company. Although we believe that the loss of this business will not materially affect our results of operations, additional large contract terminations from customers operating in a troubled industry may have a material adverse effect on our results of operation.
ITEM 1A. RISK FACTORS
The foregoing discussion in this Item 1 and the discussion contained in Item 7 of this Form 10-K contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on current expectations or beliefs concerning future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “will,” “forecast” and similar words or expressions. Our forward-looking statements generally relate to growth strategies, demand for our services, financial results, marketing efforts, competitive conditions and cash requirements. Although it is not possible to foresee all of the factors that may cause actual results to differ from our forward-looking statements, such factors include, among others, the risk factors that follow. However, investors are cautioned that all forward-looking statements involve risks and uncertainties.
We may not be able to implement our growth strategy successfully. Our growth strategy is based on becoming the leading integrator of fitness and health management services for corporations and other large organizations. The key elements of our strategy are to pursue growth in our Health Management business segment, pursue new customers in our Fitness Management business segment, sell our Fitness Management customers on adopting the services we offer in our integrated Health Management model, and pursue strategic opportunities that provide operational and financial value. Our ability to implement each of these elements depends largely upon our ability to make strategic investments in our Health Management business segment to fund this growth, and the success of those investments. If we do not have sufficient resources to make the necessary investments, or do not successfully make these investments, our growth strategy will be adversely affected and we may not be able to increase our revenues or profitability. Similarly, if we are unable to implement any of the elements of our growth strategy, our growth may be adversely affected.
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
Failure to renew existing customer contracts could have a negative effect on our financial condition and results of operations. The majority of our contracts are with large corporations for the management of on-site fitness centers and corporate wellness programs. While the specific terms of such agreements vary, some contracts are subject to early termination by the corporate customer without cause. Although we have a history of consistent contract renewals, there can be no assurance that future renewals will be secured. The early termination or non-renewal of corporate contracts may have a material adverse effect on our results of operation and financial condition.
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
We operate within a highly competitive market against formidable companies. We compete for new and existing corporate customers in a highly fragmented and competitive market. Management believes that our ability to compete successfully depends on a number of factors, including quality and depth of service, locational convenience and cost. The market for on-site fitness center management services is price-sensitive, and the health management market is dominated by competitors that are larger and have more resources and experience. From time to time, our competitors in either or both of the fitness management and health management markets may put us at a disadvantage by proposing a substantially lower price than us. There can be no assurance that we will be able to compete successfully against current and future competitors, or that competitive pressures faced by us will not have a material adverse effect on our results of operation and financial condition.
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
The loss of any of our key employees could have a material adverse effect on our performance and results of operations. Our success is highly dependent on the efforts, abilities and continued services of its executive officers, including Gregg Lehman, Ph.D., our President and Chief Executive Officer, Wesley Winnekins, our Chief Financial Officer, and other key employees. The loss of any of the executive officers or key employees may have a material adverse effect on our results of operation and financial condition. We also believe that our future success will depend on our ability to attract, motivate and retain highly-skilled corporate, regional and site-based personnel. Although historically we have been successful in retaining the services of our senior management, there can be no assurance that we will be able to do so in the future.
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
We could experience a potential depressive effect on the price of our common stock following the exercise and sale of existing convertible securities. At December 31, 2007, the Company had outstanding stock options and warrants to purchase an aggregate of 4,032,731 shares of common stock. The exercise of such outstanding stock options and warrants, and the sale of the common stock acquired thereby, may have a material adverse effect on the price of our common stock. In addition, the exercise of such outstanding stock options and warrants and sale of such shares of our common stock could occur at a time when we might otherwise be able to obtain additional equity capital on terms and conditions more favorable to us.

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
Our share repurchase plan could affect our stock price and add volatility. On March 24, 2008, we announced that our Board of Directors authorized the repurchase of up to $2.5 million of the Company’s outstanding common stock. Any repurchases pursuant to this repurchase plan could affect our stock price and add volatility. The repurchase plan is at our discretion, and thus there can be no assurance that any repurchases will actually be made under the plan, nor is there any assurance that a sufficient number of shares of our common stock will be repurchased to satisfy any market expectations. Furthermore, there can be no assurance that any repurchases conducted under the plan will be made at the best possible price. The announcement and existence of the share repurchase plan could also cause our stock price to be higher than it would be in the absence of such a plan and could potentially reduce the market liquidity for our stock. Additionally, we are permitted to and could discontinue our share repurchase plan at any time and any such discontinuation could cause the market price of our stock to decline.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
We lease approximately 28,000 square feet of commercial office space for our corporate headquarters in Bloomington, Minnesota, mostly under a lease that expires in December 2012. Our monthly base rent for this office space is approximately $31,000, plus taxes, insurance and other related operating costs. We also assumed a lease in connection with our 2005 acquisition of HealthCalc for approximately 8,200 square feet of office space in Dallas, Texas, which expires in December 2012. Our minimum monthly base rent for this space is approximately $14,000.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

EXECUTIVE OFFICERS OF THE REGISTRANT.
The information required by Item 10 relating to directors, our code of ethics, procedures for shareholder recommendations of director nominees, the audit committee and compliance with Section 16 of the Exchange Act is incorporated herein by reference to the sections entitled “Election of Directors”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which appear in the Company’s definitive proxy statement for its 2008 Annual Meeting.
The names, ages and positions of our executive officers are as follows:

Name	Age	Position

Gregg O. Lehman, Ph.D.	60	President, Chief Executive Officer and Director
John E. Griffin	51	Chief Operations Officer
Wesley W. Winnekins	46	Chief Financial Officer and Treasurer
Jeanne C. Crawford	50	Chief Human Resources Officer and Secretary
David T. Hurt	42	Vice President Account Services-Fitness Management
Katherine M. Hamlin	41	Vice President Account Services-Health Management
Brian J. Gagne	45	Senior Vice President-Account Services
John F. Ellis	48	Chief Information Officer
James O. Reynolds, M.D.	60	Chief Medical Officer
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
John E. Griffin has been the Company’s Chief Operations Officer since February 1, 2008. Mr. Griffin is responsible for overseeing the Company’s information technology, account services functions and operations, excluding sales and marketing, finance, human resources and research, development and outcomes. Mr. Griffin has served as President of The Meridian Group, a consulting company he founded that focused on health case financial forecasting, budgeting, strategic planning and operational management, since August 2006 and from September 1995 to April 2003. From July 2007 through January 31, 2008, the Company engaged Mr. Griffin as an operations consultant. From April 2003 to July 2006, Mr. Griffin served as Chief Operating Officer of Gordian Health Solutions, a Nashville-headquartered population health management organization. Mr. Griffin has also served as Chief Operating Officer of eClickMD, Inc. and Computer Sentry Software, Inc. Mr. Griffin holds a Doctor of Jurisprudence from the University of Tennessee College of Law and a Bachelor of Science in Business Administration with a major in accounting. He is a member of the Health Law Section of the Tennessee Bar Association.
Wesley W. Winnekins has been Chief Financial Officer and Treasurer of the Company since February 2001. Prior to joining the Company, Mr. Winnekins served as CFO (from January 2000 to February 2001) of University.com, Inc., a privately held provider of on line learning solutions for corporations. From June 1995 to April 1999 he served as CFO and vice president of operations for Reality Interactive, a publicly held developer of CD-ROMs and online training for the corporate market. From June 1993 to May 1995 he served as controller and director of operations for The Marsh, a Minneapolis-based health club, and was controller of the Greenwood Athletic Club in Denver from October 1987 to January 1989. From May 1985 to October 1987, he served in the audit practice at

Arthur Andersen. Mr. Winnekins received a Bachelor’s in Business Administration with a major in Accounting from Iowa State University. He has passed the CPA exam.
Jeanne C. Crawford has been the Company’s Chief Human Resources Officer (formerly titled Vice President — Human Resources) since July 1998 and Secretary of the Company since February 2001. From July 1996 through July 1998, Ms. Crawford served as a Human Resource consultant to the Company. From October 1991 through September 1993, Ms. Crawford served as Vice President of Human Resources for RehabClinics, Inc. a publicly held outpatient rehabilitation company. From May 1989 through October 1991, Ms. Crawford served as Director of Human Resources for Greater Atlantic Health Service, an HMO and physicians medical group. From 1979 through 1989, Ms. Crawford served in various human resources management positions in both the retail and publishing industries. Ms. Crawford graduated cum laude from Temple University with a bachelor’s degree in business administration, and is a member of the Society for Human Resources Management.
David T. Hurt has served as Vice President Account Services-Fitness Management, where he is responsible for the operation of accounts within the Company’s Fitness Management business segment, since April 2001. He directs the overall development and management of Corporate, Hospital, Community and University fitness center operations. Mr. Hurt has been active in the industry for more than 16 years. His experience in health and fitness management began in 1988 with the Valley Wellness Center in Harrisonburg, Virginia. In recent years, he has been involved in the successful development and management of several start-up fitness center projects ranging in size from 45,000 – 150,000 square feet. Mr. Hurt is a graduate of James Madison University, where he received a bachelor’s degree in sports management.
Katherine M. Hamlin was appointed as the Company’s Vice President Account Services-Health Management, in March 2005. In this role, she directs the implementation and management of the Company’s Health Management accounts. From December 2003 to March 2005, she served as the Company’s Vice President of Marketing. Previously, Ms. Hamlin spent 15 years with the Health & Fitness Division of Johnson & Johnson Health Care Systems Inc., a subsidiary of Johnson & Johnson, a business acquired by the Company. Ms. Hamlin was the Director of Marketing Services and National Sales leading business expansion in the United States and internationally, while exploring new markets. Ms. Hamlin serves on the board for International Council on Active Aging (ICAA). She is a member of the Alliance for Work Life Progress (AWLP), National Business Group on Health (NBGH), American Marketing Association (AMA) and Wellness Councils of America (WELCOA). Ms. Hamlin has a bachelor’s degree in business with an emphasis in exercise science and sports management from the University of Tennessee and a Master of Business Administration from East Tennessee State University. Additionally, Katherine has completed advanced studies in organizational theory from Pepperdine University.
Brian J. Gagne has served as the Company’s Senior Vice President-Account Services since January 2008 and served as National Vice President-Health Management from August 2006 to December 2007, and as Vice President of Programs and Partnerships from December 2003 to August 2006. In his current role, he oversees the Company’s Fitness and Health Management account services function. Mr. Gagne brings more than 16 years of health, fitness and wellness experience in the corporate, commercial and medical fitness markets. Mr. Gagne joined the Company after the acquisition of Johnson & Johnson Health Care Systems in December 2003. Prior to Health Fitness, he was the Director of Integrated Behavioral Solutions and was responsible for the strategic design and development of patient education programs and tools for the Johnson & Johnson Family of Companies. Mr. Gagne started his career in 1987 as an Exercise Physiologist at Gottlieb Health & Fitness Center (GHFC). Mr. Gagne has a master’s degree in exercise physiology and a bachelor’s degree in exercise science from the University of Illinois-Chicago.
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

James O. Reynolds, M.D., has been the Company’s Chief Medical Officer since February 1, 2008. Dr. Reynolds has oversight of all clinical aspects of the Company’s programs and services and the Company’s Research, Development and Outcomes division. Dr. Reynolds served from October 2005 to January 2008 as Principal and Senior Healthcare Consultant for Mercer Human Resource Consulting, a global provider of consulting, outsourcing and investment services, where he served as a senior clinical consultant on Mercer’s Health and Productivity Management specialty practice. From September 2003 to October 2005, Dr. Reynolds served as Vice President and Medical Director, Integrated Care Solutions, for CorSolutions Medical, Inc., a provider of disease management and related services to employers, health plans and government-sponsored healthcare programs that was acquired by Matria Healthcare, Inc. in 2005. From January 2001 to September 2003, Dr. Reynolds served as Co-Founder, Chief Operating Officer and Executive Vice President of Health and Productivity Corporation of America, which was acquired by CorSolutions in 2003. Prior to these positions, Dr. Reynolds served in various positions in the healthcare industry, was in private practice as an internal medicine physician, and served as an Associate Professor of Medicine at the University of Missouri Hospital and Clinics. Dr. Reynolds has Bachelor’s of Science from Drury College, an M.D. degree from the University of Missouri and is board certified in internal medicine. He is an active member of the American College of Physicians, American Medical Association, and the American College of Environmental and Occupational Medicine.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Trading of the Company’s common stock is conducted in the over-the-counter markets (often referred to as “pink sheets”) or on the OTC Bulletin Board under the symbol “HFIT.”
The following table sets forth, for the periods indicated, the range of low and high closing prices for the Company’s common stock as reported by the OTC Bulletin Board.

Fiscal Year 2007:	Low	High
Fourth quarter	$2.27	$3.20
Third quarter	2.80	3.20
Second quarter	2.42	3.16
First quarter	2.45	2.98

Fiscal Year 2006:	Low	High
Fourth quarter	$1.52	$2.65
Third quarter	1.48	1.90
Second quarter	1.78	2.40
First quarter	2.18	2.75
The trading volume for the Company’s common shares has historically been relatively limited and a consistently active trading market for our common stock may not occur on the OTC Bulletin Board or in the “pink sheets.”
On March 24, 2008, the published high and low sale prices for the Company’s common stock were $2.30 and $2.00 per share, respectively. On March 24, 2008, there were issued and outstanding 20,255,834 shares of common stock of the Company held by 609 shareholders of record (not including shares held in street name).

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
REPURCHASES
We did not engage in any repurchases of our Common Stock during the fourth quarter of 2007.
On March 24, 2008, we announced that our Board of Directors authorized the repurchase of up to $2.5 million of the Company’s outstanding common stock. Under the plan, the Company may repurchase shares on the open market in amounts and at times deemed appropriate by management and in accordance with Rule 10b-18 and other pertinent rules and regulations. Share repurchases will be funded by the Company’s available working capital. The timing and amount of any such repurchases under the plan will depend on share price, economic and market conditions and applicable corporate and regulatory requirements. The share repurchase plan is effective on April 1, 2008 and will continue for a period of six months, subject to the Company’s right to announce earlier termination or an extension of the plan. The Company’s insiders will be prohibited from trading in the company’s stock throughout the duration of the plan. The plan does not require the Company to repurchase a specific number of shares, and may be modified, suspended, or discontinued at any time.
SALES OF UNREGISTERED SECURITIES
There were no unregistered sales of the Company’s equity securities during the fourth quarter or year ended December 31, 2007 that were not previously disclosed on a Form 8-K.

ITEM 6.	SELECTED FINANCIAL DATA
The data given below as of and for each of the five years in the period ended December 31, 2007, has been derived from the Company’s Audited Consolidated Financial Statements. In order to understand the effect of accounting policies and material uncertainties that could affect our presentation of financial information, such data should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included under Item 8 to this Form 10-K and in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operation included under Item 7 to this Form 10-K.

	Years Ended December 31,
	2007	2006	2005	2004	2003
STATEMENT OF OPERATIONS DATA (in thousands except per share amounts):

REVENUE	$69,958	$63,579	$54,942	$52,455	$31,479

NET EARNINGS	910	3,025	1,345	1,674	633

NET EARNINGS (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	910	1,352	1,204	1,588	(27)

NET EARNINGS PER COMMON SHARE:
Basic	$0.05	$0.07	$0.09	$0.13	$0.00
Diluted	$0.04	$0.03	$0.08	$0.10	$0.00

BALANCE SHEET DATA (in thousands):

TOTAL ASSETS	$35,962	$32,318	$27,585	$20,934	$19,808

LONG-TERM DEBT	—	—	—	$1,613	$4,350

SHAREHOLDERS’ EQUITY	$26,478	$23,798	$10,488	$11,484	$9,732

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
BUSINESS DESCRIPTION
As a leading provider of population health improvement services and programs to corporations, hospitals, communities and universities located in the United States and Canada, we currently manage 231 corporate fitness center sites, 170 corporate health management sites and 97 unstaffed health management programs.
We provide staffing services as well as a comprehensive menu of programs, products and consulting services within our Health Management and Fitness Management business segments. Our broad suite of services enables our clients’ employees to live healthier lives, and our clients to control rising healthcare costs, through participation in our assessment, education, coaching, physical activity, weight management and wellness program services, which can be offered as follows: (i) through on-site fitness centers we manage; (ii) remotely via the web; and (iii) through telephonic health coaching.
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
Segment Reporting – Effective with the fourth quarter of 2006, we made a decision to move to segment reporting based upon (i) the evolution of our Health Management segment, and management’s belief that the future growth of our Company may depend on our Health Management segment; (ii) management’s belief that total revenue and gross profit from our Health Management segment may outpace the total revenue and gross profit from our legacy Fitness Management segment; (iii) management has invested significant resources to hire additional service and account management staff to handle the growth we have experienced, and expect to experience in the future; (iv) management has invested, and expects to continue investing resources to enhance the functionality of our web-based software system to appeal to a wider range of current and new customers for both of our operating segments, and (v) on a monthly, quarterly and annual basis, we manage the performance of our business by reviewing internally-generated financial reports that detail revenue and gross profit results for each segment. As a result of these factors, we follow FASB Statement No. 131, Disclosure about Segments of an Enterprise and Related Information (“SFAS 131”), for the two segments of our business: Fitness Management and Health Management. We do not believe that our decision to follow FASB Statement No. 131 will impact the presentation of our financial information or the ability to compare our financial results to prior periods.
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
Inventories – Inventories, which consist primarily of health management resource materials and supplies used in our biometric screenings services, are stated at the lower of cost or market. Cost is determined using average cost, which approximates the first-in, first-out method.
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
In connection with goodwill impairment testing as of December 31, 2006, and consistent with the guidance provided in paragraphs 34 and 35 of SFAS 142, Accounting for Goodwill, we allocated our total goodwill of $14,546,250 to our Fitness and Health Management business segments based upon the ratio of the estimated market value for each segment to the total estimated market value for the entire company. In connection with this allocation, 24.4%, or $3,549,285 of our total goodwill was allocated to our Fitness Management segment, and 75.6%, or $10,996,965 was allocated to our Health Management segment. This allocation of goodwill to each segment will be the base amount that is subject to write-down should we determine that impairment exists in future years.
Stock-Based Compensation – We maintain a stock option plan for the benefit of certain eligible employees and directors of the Company. Commencing January 1, 2006, we adopted Statement of Financial Accounting Standard No. 123R, “Share Based Payment” (“SFAS 123R”), using the modified prospective method of adoption, which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values over the requisite service period. The compensation cost we record for these awards is based on their fair value on the date of grant. The Company continues to use the Black Scholes option-pricing model as its method for valuing stock options. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate and dividend yield. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. Further information on our share-based payments can be found in Note 8 in the Notes to the Consolidated Financial Statements under Item 8 in this Form 10-K.
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

Software Development Costs - We expense all costs of software development that we incur to establish technological feasibility of an enhancement, including activities related to initial planning, functionality design, health content sourcing and organization, technical performance requirements and assessing integration issues with the overall software system. Accordingly, software development costs incurred subsequent to the determination of technological feasibility are capitalized. Capitalization of costs ceases and amortization of capitalized software development costs commences when the products are available for general release. We amortize our capitalized software development costs using the straight-line method over the estimated economic life of the product, which is generally three to five years.
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
Income Taxes – The Company records income taxes in accordance with the liability method of accounting. Deferred income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities and federal operating loss carryforwards. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment. Tax benefits are recognized when management believes the benefit is more likely than not to be sustained upon review from the relevant authorities. If the Company were to record a liability for unrecognized tax benefits, interest and penalties would be recorded as a component of income tax expense. We do not record a tax liability or benefit in connection with the change in fair value of certain of our warrants. Income taxes are calculated based on management’s estimate of the Company’s effective tax rate, which takes into consideration a federal tax rate of 34% and an effective state tax rate of approximately 7%. This normal effective tax rate of 41% is less than the tax rate resulting from income tax expense we recognized during the year ended December 31, 2007 due to the tax rate effects of compensation expense for incentive stock options.
RESULTS OF OPERATIONS
Years Ended December 31, 2007 and 2006
Revenue. Revenue increased $6,379,000 or 10.0%, to $69,958,000 for 2007, from $63,579,000 for 2006.
Of this growth in revenue, our Fitness Management segment grew $182,000, which includes growth of $77,000 from staffing services and $105,000 from program and consulting services. The growth in staffing revenue is due to revenue from new 2007 contracts slightly outpacing revenue losses from terminated contracts. The revenue growth for program and consulting services is primarily due to higher biometric screening and flu shot services at our fitness center sites.
Our Health Management segment contributed total growth of $6,197,000, which includes growth of $2,150,000 from staffing services and growth of $4,047,000 from program and consulting services. Overall, the growth in staffing revenue is attributable to new customers and the expansion of sales to existing customers. The increase in program and consulting services, compared to last year, was primarily driven by an increase in biometric screening services, health coaching services, flu shots and eHealth platform sales and customizations.
During the fourth quarter, we obtained six new customer commitments in our Health Management segment that may realize incremental annualized revenue of approximately $1.3 million. In our Fitness Management segment, we obtained one new customer commitment that may realize incremental annualized revenue of approximately $0.2 million. The $1.5 million total for potential new, incremental annualized revenue is offset by a potential annualized revenue loss of $2.1 million from fitness ($1.8 million) and health ($0.3 million) management contract cancellations.
For 2007, we obtained 33 new customer commitments in our Health Management segment that may realize incremental annualized revenue of approximately $8.4 million, which includes approximately $0.7 million of potential annualized revenue from two existing fitness management customers. In our Fitness Management segment, we obtained six new customer commitments, and received a commitment to expand our management services for an existing customer, all of which may realize incremental annualized revenue of approximately $2.9 million. The $11.3 million combined total for this potential incremental annualized revenue will be offset by a potential annualized revenue loss of $5.4 million, of which $5.1 million and $0.3 million is related to fitness and health managements contract terminations, respectively. Approximately $0.7 million of these contract cancellations is due to our decision to not renew an underperforming fitness management contract.
Gross Profit. Gross profit increased $2,010,000, or 11.4%, to $19,641,000 for 2007, from $17,631,000 for 2006.
Of this increase in gross profit, our Fitness Management segment declined $193,000, which includes a decline of $219,000 from staffing services and a slight increase of $26,000 from program and consulting services. This decline in gross profit is primarily due to the gross profit loss attributable to 2007 staffing contract cancellations, which had more favorable pricing than the new staffing contracts we secured during 2007.
Our Health Management segment contributed gross profit growth of $2,203,000, which includes growth of $574,000 from staffing services and growth of $1,629,000 from program and consulting services. This growth in gross profit is primarily due to the 29.1% health management revenue growth we experienced during 2007.
Total gross margin increased to 28.1%, from 27.7% for the same period last year. Gross margin for our Health Management segment remained at 35.8% for 2007. This result is due to a gross margin increase for staffing services, which grew to 25.1%, from 24.9% last year, and a gross margin decrease for programs and consulting services, which fell to 50.1%, from 55.3% last year. The gross margin decrease for programs and consulting services is primarily due to a higher level of unproductive staff time for biometric screening and health coaching services during the fourth quarter. Also contributing to this gross margin decline were flu shots we delivered during the fourth quarter, which contributed approximately $850,000 in revenue and no gross margin.
Gross margin for our Fitness Management segment fell to 23.1%, from 23.7% for 2006. This result is primarily due to a gross margin decrease for staffing services, which fell to 21.7%, from 22.3%. This decline is primarily due to a $300,000 workers compensation premium refund we received in the third quarter of 2006, lower pricing for our new 2007 contracts, and gross margin loss due to the cancellation of a large automotive contract effective March 31, 2007. We also experienced a gross margin decline for programs and consulting services, which fell to 43.1%, from 43.9%. This margin decrease is primarily due to lower participant fees for screening and flu shot services we provided during the fourth quarter to various fitness center management customers.
Operating Expenses and Operating Income. Operating expenses increased $3,827,000 or 27.4%, to $17,781,000 for 2007, from $13,954,000 for 2006.
This increase is due to a $2,225,000, or 26.0% increase in salaries, and a $1,800,000, or 35.7% increase in other selling, general and administrative expenses. These increases are primarily due to planned investments in additional staff and other operating expenses within certain operating units, including Research, Development and Outcomes, Marketing, Technology and Account Services. These expense increases were partially offset by a $198,000 decrease in amortization expense related to intangibles acquired in a prior acquisition.
Operating margin declined to 2.7% for 2007, from 5.8% for 2006. This decrease is primarily due to planned investments we made to strengthen our health management service capabilities to support our future growth plans.

Other Income and Expense. Interest expense increased $28,000 to $36,000 for 2007, from $8,000 for 2006. This increase was due to the use of our credit line to temporarily fund working capital needs during 2007.
The change in fair value of warrants was $0 for 2007, compared to $841,000 for 2006. This decrease is due to elimination of liability accounting, in the second quarter of 2006, for the warrants we issued to investors in connection with our 2005 PIPE financing. Refer to “Critical Accounting Policies”, Valuation of Derivative Instruments, and the section titled “Liquidity and Capital Resources” contained under this Item 7 for further discussion of the accounting for this equity transaction.
Income Taxes. Income tax expense decreased $589,000 to $906,000 for 2007, from $1,495,000 for 2006. The decrease is primarily due to lower operating income in 2007 compared to 2006. Included in income tax expense for 2007 is an additional $99,400 of expense resulting from a change in estimated 2006 income taxes payable.
Our effective tax rate, which excludes the additional tax expense attributable to a change in estimated 2006 income tax payable, was 44.4% of earnings before income taxes for 2007, compared to 40.6% for 2006, which excludes from earnings before income taxes the $841,215 gain related to a change in fair value of warrants (see Note 2). Compared to our normal effective tax rate of 41%, our current effective tax rate is higher due primarily to the non-deductibility of compensation expense for incentive stock options, which added approximately 4.0% to our effective tax rate for 2007.
Dividend and Deemed Dividend to Preferred Shareholders. There was no dividend or deemed dividend to preferred shareholders for 2007, compared to a dividend and deemed dividend to preferred shareholders of $96,000 and $1,576,000, respectively, for 2006. This decrease is attributable to the conversion of our Series B Convertible Preferred Stock to common stock on March 10, 2006. We do not expect to reduce earnings applicable to common shareholders for dividends and deemed dividends to preferred shareholders in the upcoming year, since we no longer have any preferred stock outstanding.
Net Earnings Applicable to Common Shareholders. As a result of the above, net earnings applicable to common shareholders decreased $442,000 to $910,000 for 2007, from $1,352,000 for 2006. This decrease is attributed to the operational investments we made during 2007 to strengthen our health management service capabilities.
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
LIQUIDITY AND CAPITAL RESOURCES
Our working capital increased $2,669,000 to $8,460,000 for 2007, from $5,791,000 for 2006. This increase is largely attributable to increases in cash, accounts receivable, inventory and a decrease in accrued acquisition earnout, which were offset by an increase in accounts payable and accrued expenses.
In addition to cash flows generated from operating activities, our other primary source of liquidity and working capital is provided by a $7,500,000 Credit Agreement with Wells Fargo Bank, N.A. (the “Wells Loan”). At our option, the Wells Loan bears interest at prime, or the one-month LIBOR plus a margin of 2.25% to 2.75% based upon our Senior Leverage Ratio (effective rate of 7.25% and 8.25% at December 31, 2007 and 2006, respectively). The availability of the Wells Loan decreases $250,000 on the last day of each calendar quarter, beginning September 30, 2003, and matures on June 30, 2009, as amended. Working capital advances from the Wells Loan are based upon a percentage of our eligible accounts receivable, less any amounts previously drawn. The facility provided maximum borrowing capacity of $3,250,000 and $4,000,000 at December 31, 2007 and 2006, respectively, and no debt was outstanding on those dates. All borrowings are collateralized by substantially all of our assets. At December 31, 2007, we were not in compliance with a financial covenant. Wells Fargo was made aware of this noncompliance and has agreed to waive its default rights with respect to this breach. Wells Fargo has also agreed to continue making capital advances available to us as new loan covenants are negotiated. This noncompliance had no impact on our liquidity, capital resources or results of operations.
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
Under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), the fair value of the warrants issued under the PIPE Transaction were previously reported as a liability due to the requirement to net-cash settle the transaction. There are two reasons for this treatment: (i) there are liquidated damages, payable in cash, of 1% of the gross proceeds per month ($102,000) should we fail to maintain effectiveness of the registration statement in accordance with the PIPE Transaction; and (ii) our investors may put their warrants back to us for cash if we initiate a change in control that meets the definition previously discussed. As a result of the amendments we structured with the accredited investors on June 15, 2006, we were allowed to account for the warrants as equity. As a result of this accounting change, we made a final valuation of our warrant liability on June 15, 2006, which resulted in non-cash income of $406,694 for our second quarter in 2006, and the remaining warrant liability of $1,369,674 was reclassified to additional paid in capital. We are no longer required to revalue these warrants on a prospective basis.
On March 24, 2008, we announced that our Board of Directors authorized the repurchase of up to $2.5 million of the Company’s outstanding common stock. Under the plan, the Company may repurchase shares on the open market in amounts and at times deemed appropriate by management and in accordance with Rule 10b-18 and other securities and other rules and regulations. Share repurchases will be funded by the Company’s available working capital. The timing and amount of any such repurchases under the plan will depend on share price, economic and market conditions and applicable corporate and regulatory requirements. The share repurchase plan is effective on April 1, 2008 and will continue for a period of six months, subject to the Company’s right to announce earlier termination or an extension of the plan. The plan does not require the Company to repurchase a specific number of shares, and may be modified, suspended, or discontinued at any time.
On a short and long-term basis, we believe that sources of capital to meet our obligations will be provided by cash generated through operations and the Wells Loan. We also believe that our current and available resources will enable us to finance our working capital needs without having to raise additional capital.

The following table represents the Company’s contractual obligations at December 31, 2007:

		Less Than	Payments Due By Period		More Than
	Total	1 Year	1 to 3 Years	3 to 5 Years	5 Years
Long-term debt obligations	$—	$—	$—	$—	$—
Operating lease obligations	$3,064,000	$651,000	$1,205,000	$1,208,000	$—
Inflation
We do not believe that inflation has significantly impacted our results of operations in any of the last three completed fiscal years.
Off-balance Sheet Arrangements
As of December 31, 2007, the Company had no off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities. Refer to the footnotes to the Company’s Consolidated Financial Statements contained herein for disclosure related to the Company’s “Commitments and Contingencies.”
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
Forward-looking statements include all statements based on future expectations and specifically include, among other things, statements relating to management’s belief that the future growth of our Company may depend on our Health Management segment, management’s belief that total revenue and gross profit from our Health Management segment may outpace the total revenue and gross profit from our legacy Fitness Management segment, management’s expectation that it will continue to invest resources to enhance the functionality of our web-based software system, our belief that we can enhance our position as the leading integrator of fitness and health management services for corporations and other large organizations, our belief that the market for population health management programs will continue to grow, our believe that we can continue to add new customers and sell additional fitness services to our current customers, our intent to invest in the Health Management business segment commensurate with the addition of new business, our belief that we are well positioned to compete in the fitness management services industry, our belief that we can build a sustainable competitive advantage in order to compete for new business opportunities against larger competitors in the health management services industry, our belief that many companies will be interested in addressing the health needs of employees and their dependents and retirees and that we can provide the products, services, expertise and personnel to effectively meet this need, our belief that price competition and the loss of a fitness management services contract with a large automotive company will not materially affect results of operations, our belief that sources of capital to meet our obligations will be provided by cash generated through operations and the Wells Loan, and our belief that our current and available resources will enable us to finance our working capital needs without having to raise additional capital, as well as statements regarding increasing revenue, improving margins, marketing efforts, competitive conditions, the effect of price competition and changes to the economy, the sufficiency of our liquidity and capital resources, and our share repurchase plan. In addition, the estimated annualized revenue value of our new and lost contracts is a forward looking statement, which is based upon an estimate of the anticipated annualized revenue to be realized or lost. Such information should be used only as an indication of the activity we have recently experienced in our two business segments. These estimates, when considered together, should not be considered an indication of the total net, incremental revenue growth we expect to generate in any year, as actual net growth may differ from these estimates due to actual staffing levels, participation rates and contract duration, in addition to other revenue we may lose in the future due to contract termination. Any statements that are not based upon historical facts, including the outcome of events that have not yet occurred and our expectations for future performance, are forward-looking statements. The words “potential,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” “plan,” “anticipate,” and similar words and expressions are intended to identify forward-looking statements. Such statements are based upon the current beliefs and expectations of our management. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, our inability to deliver the health management services demanded by major corporations and other clients, our inability to successfully cross-sell health management services to our fitness management clients, our inability to successfully obtain new business opportunities, our failure to have sufficient resources to make investments, our ability to make investments and implement strategies successfully, continued delays in obtaining new commitments and implementing services, and those matters identified and discussed in Item 1A of this Form 10-K under “Risk Factors.”
RECENTLY PASSED LEGISLATION
Sarbanes-Oxley. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, referred to herein as the Act, which immediately impacts Securities and Exchange Commission registrants, public accounting firms, lawyers and securities analysts.  This legislation is the most comprehensive securities legislation since the passage of the Securities Acts of 1933 and 1934.  It has far reaching effects on the standards of integrity for corporate management, board of directors, and executive management.  We do not expect any material adverse effect on our business as a result of the passage of this legislation. We were in compliance with the Act as of December 31, 2007.
Refer to management’s certifications contained elsewhere in this report regarding our compliance with Sections 302 and 906 of the Act.
HIPAA. The Administrative Simplification provisions of the Health Insurance Portability and Accountability Act of 1996, referred to herein as HIPAA, require group health plans and health care providers who conduct certain administrative and financial transactions electronically, referred to herein as Standard Transactions, to (a) comply with a certain data format and coding standards when conducting electronic transactions; (b) use appropriate technologies to protect the security and integrity of individually identifiable health information transmitted or maintained in an electronic format; and (c) protect the privacy of patient health information. Our occupational health, health risk assessment and health coaching services, in addition to the group health plan we sponsor for our employees, are subject to HIPAA’s requirements. We are in compliance with HIPAA requirements for our affected business segments. Our corporate, hospital, community and university-based fitness center management lines of business are not subject to the requirements of HIPAA.
RECENT ACCOUNTING PRONOUNCEMENTS
We adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. Previously, we had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. As required by Interpretation 48, which clarifies Statement 109, Accounting for Income Taxes, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, we applied Interpretation 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of Interpretation 48, we recognized no liability for unrecognized tax benefits, which would have been accounted for as a reduction to the January 1, 2007, balance of retained earnings.

We are subject to income taxes in the U.S. federal jurisdiction, various state, and Canadian jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. We completed US Federal (IRS) tax examinations for the 2005 tax year during the past year. With few exceptions, we are no longer subject to US Federal or state and local tax examinations by tax authorities for years before 2004. We have recorded no liability for unrecognized tax benefits during the year. If we were to record a liability for unrecognized tax benefits, interest and penalties would be recorded as a component of income tax expense.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. However, on December 14, 2007, the FASB issued proposed FSP FAS 157-b, which would delay the effective date of SFAS 157 for all non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for 2008, we will adopt SFAS 157 except as it applies to those non-financial assets and non-financial liabilities as noted in proposal FSP FAS 157-b. The partial adoption of SFAS 157 will not have a material impact on our consolidated financial position, results of operation or cash flows.   In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”) which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2008. We do not believe that the adoption of SFAS 159 will have a material effect on our financial position or results of operation.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008 (our 2009 fiscal year). This statement will impact us if we complete an acquisition after the effective date.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008 (our 2009 fiscal year). We do not believe the adoption of SFAS 160 will have a material effect on our consolidated financial statements.

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
The Consolidated Balance Sheets of the Company as of December 31, 2007 and 2006, and the related Consolidated Statements of Operations, Stockholders’ Equity, and Cash Flows for each of the three years in the period ended December 31, 2007, and the notes thereto have been audited by Grant Thornton LLP, independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Health Fitness Corporation
Minneapolis, Minnesota
      We have audited the accompanying consolidated balance sheets of Health Fitness Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15 (a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Health Fitness Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based payments to adopt Financial Accounting Standards Board Statement No. 123(R), Share-Based Payments.
/s/ Grant Thornton LLP
Minneapolis, Minnesota
March 24, 2008

HEALTH FITNESS CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

	2007	2006
ASSETS

CURRENT ASSETS
Cash	$1,946,028	$987,465
Trade and other accounts receivable, less allowances of $243,300 and $283,100	14,686,879	12,404,856
Inventory	569,458	326,065
Prepaid expenses and other	226,891	375,824
Deferred tax assets	406,367	217,476

Total current assets	17,835,623	14,311,686

PROPERTY AND EQUIPMENT, net	1,400,570	767,675

OTHER ASSETS
Goodwill	14,546,250	14,509,469
Software technology, less accumulated amortization of $795,100 and $370,200	1,734,920	1,658,575
Trademark, less accumulated amortization of $345,500 and $246,300	147,561	246,809
Other intangible assets, less accumulated amortization of $241,700 and $166,500	287,334	362,528
Deferred tax assets	—	437,010
Other	9,807	24,597

	$35,962,065	$32,318,349

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Trade accounts payable	$2,121,154	$1,811,939
Accrued salaries, wages, and payroll taxes	4,011,580	3,249,424
Accrued acquisition earnout	—	1,475,000
Other accrued liabilities	1,187,045	120,044
Accrued self funded insurance	333,724	201,053
Deferred revenue	1,722,254	1,663,121

Total current liabilities	9,375,757	8,520,581

DEFERRED TAX LIABILITY	108,623	—

LONG-TERM OBLIGATIONS	—	—

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 50,000,000 shares authorized; 19,928,590 and 19,220,217 shares issued and outstanding at December 31, 2007 and 2006	199,285	192,202
Additional paid-in capital	29,350,211	27,565,901
Accumulated comprehensive income from foreign currency translation	(56,413)	(35,186)
Accumulated deficit	(3,015,398)	(3,925,149)

	26,477,685	23,797,768

	$35,962,065	$32,318,349

See notes to consolidated financial statements.

HEALTH FITNESS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
REVENUE	$69,958,051	$63,578,540	$54,942,205

COSTS OF REVENUE	50,317,174	45,947,956	41,125,031

GROSS PROFIT	19,640,877	17,630,584	13,817,174

OPERATING EXPENSES
Salaries	10,769,048	8,544,885	5,769,082
Other selling, general and administrative	6,840,621	5,040,709	3,712,429
Amortization of trademarks and other intangible assets	171,081	368,618	821,611

Total operating expenses	17,780,750	13,954,212	10,303,122

OPERATING INCOME	1,860,127	3,676,372	3,514,052

OTHER INCOME (EXPENSE)
Interest expense	(35,771)	(7,512)	(25,965)
Change in fair value of warrants	—	841,215	(634,435)
Other, net	(8,627)	9,646	10,585

EARNINGS BEFORE INCOME TAXES	1,815,729	4,519,721	2,864,237

INCOME TAX EXPENSE	905,978	1,495,184	1,518,946

NET EARNINGS	909,751	3,024,537	1,345,291

Deemed dividend to preferred shareholders	—	1,576,454	—
Dividend to preferred shareholders	—	96,410	140,890

NET EARNINGS APPLICABLE TO COMMON SHAREHOLDERS	$909,751	$1,351,673	$1,204,401

NET EARNINGS PER COMMON SHARE:
Basic	$0.05	$0.07	$0.09
Diluted	0.04	0.03	0.08

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	19,685,980	18,023,298	12,780,724
Diluted	20,593,112	18,772,675	16,929,636
See notes to consolidated financial statements.

HEALTH FITNESS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

			Additional	Accumulated		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Capital	Income	Deficit	Equity	Income
BALANCE AT JANUARY 1, 2005	12,582,170	$125,822	$17,836,675	$2,459	$(6,481,223)	$11,483,733
Issuance of common stock through stock purchase plan	89,227	892	162.116	—	—	163,008
Issuance of common stock for options	98,681	987	14,566	—	—	15,553
Issuance of common stock for acquisition	847,281	8,473	1,991,527	—	—	2,000,000
Issuance of common stock for warrants	169,990	1,700	(1,700)	—	—	—
Net repurchase of Series A preferred stock and warrants	—	—	(3,539,466)	—	—	(3,539,466)
Payment of Series B preferred stock financing costs	—	—	(813,021)	—	—	(813,021)
Reallocation of deferred financing costs	—	—	(25,272)	—	—	(25,272)
Dividend to preferred shareholders	—	—	—	—	(140,890)	(140,890)
Net earnings	—	—	—	—	1,345,291	1,345,291	$1,345,291
Foreign currency translation	—	—	—	(1,214)	—	(1,214)	(1,214)

Comprehensive Income							$1,344,077

BALANCE AT DECEMBER 31, 2005	13,787,349	$137,874	$15,625,425	$1,245	$(5,276,822)	$10,487,722
Issuance of common stock through stock purchase plan	90,572	905	170,384	—	—	171,289
Redemption of common stock for option exercises	(31,554)	(315)	(67,526)			(67,841)
Issuance of common stock for options	253,850	2,538	75,392	—	—	77,930
Payment of Series B preferred stock financing costs			(161,725)			(161,725)
Issuance of common stock for Series B preferred stock	5,100,000	51,000	10,149,000	—	—	10,200,000
Reclassification of warrant liability			1,369,674			1,369,674
Issuance of common stock for board of directors compensation	20,000	200	31,800	—	—	32,000
Stock option compensation	—	—	373,477	—	—	373,477
Deemed dividend to preferred shareholders	—	—	—	—	(1,576,454)	(1,576,454)
Dividend to preferred shareholders	—	—	—	—	(96,410)	(96,410)
Net earnings	—	—	—	—	3,024,537	3,024,537	$3,024,537
Foreign currency translation	—	—	—	(36,431)	—	(36,431)	(36,431)

Comprehensive Income							$2,988,106

BALANCE AT DECEMBER 31, 2006	19,220,217	$192,202	$27,565,901	$(35,186)	$(3,925,149)	$23,797,768
Issuance of common stock through stock purchase plan	57,854	578	160,664	—	—	161,242
Redemption of common stock for option exercises	(14,129)	(141)	(40,177)	—	—	(40,318)
Issuance of common stock for option exercises	328,725	3,287	248,873	—	—	252,160
Issuance of common stock for executive compensation	50,000	500	109,917	—	—	110,417
Redemption of common stock for executive compensation	(16,667)	(167)	(41,968)	—	—	(42,135)
Issuance of common stock for accrued acquisition earnout	262,590	2,626	734,874	—	—	737,500
Issuance of common stock for board of directors compensation	40,000	400	118,600	—	—	119,000
Payment of Series B preferred stock financing costs	—	—	(17,415)	—	—	(17,415)
Executive equity compensation program	—	—	53,097	—	—	53,097
Stock option compensation	—	—	457,845	—	—	457,845
Net earnings	—	—	—	—	909,751	909,751	$909,751
Foreign currency translation	—	—	—	(21,227)	—	(21,227)	(21,227)

Comprehensive Income							$888,524

BALANCE AT DECEMBER 31, 2007	19,928,590	$199,285	$29,350,211	$(56,413)	$(3,015,398)	$26,477,685

     See notes to consolidated financial statements.

HEALTH FITNESS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$909,751	$3,024,537	$1,345,291
Adjustment to reconcile net earnings to net cash provided by operating activities:
Common stock issued for Board of Directors compensation	119,000	32,000	—
Stock-based compensation	579,225	373,477	—
Depreciation and amortization	959,331	905,205	905,873
Warrant valuation adjustment	—	(841,215)	634,435
Deferred taxes	356,742	57,814	1,169,200
Loss on disposal of assets	—	—	1,897
Change in assets and liabilities, net of assets acquired:
Trade and other accounts receivable	(2,282,023)	(3,565,810)	(554,637)
Inventory	(243,393)	(326,065)	—
Prepaid expenses and other	148,933	133,449	(295,319)
Other assets	14,790	22,508	39,910
Trade accounts payable	287,985	1,088,382	(222,537)
Accrued liabilities and other	1,961,828	1,338,479	127,031
Deferred revenue	59,133	(205,325)	(175,294)

Net cash provided by operating activities	2,871,302	2,037,436	2,975,850

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(992,841)	(588,180)	(232,485)
Capitalized software development costs	(501,285)	(266,760)	—
Business acquisitions, net of cash acquired	(36,781)	(1,589,780)	(4,344,476)
Acquisition earnout payment	(737,500)	—	—
Net cash payment made for acquisition	—	—	(7,085)

Net cash used in investing activities	(2,268,407)	(2,444,720)	(4,584,046)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	22,042,206	—	13,899,950
Repayments under line of credit	(22,042,206)	—	(15,512,709)
Net proceeds from issuance of preferred stock and warrants	—	—	9,386,979
Repurchase of equity securities	—	—	(5,114,382)
Costs from the issuance of preferred stock	(17,415)	(161,725)	—
Proceeds from the issuance of common stock	161,242	171,288	163,008
Proceeds from the exercise of stock options	211,841	10,091	15,553
Payment of Series B preferred stock dividend	—	(96,410)	—

Net cash provided by (used in) financing activities	355,668	(76,756)	2,838,399

NET INCREASE (DECREASE) IN CASH	958,563	(484,040)	1,230,203

CASH AT BEGINNING OF YEAR	987,465	1,471,505	241,302

CASH AT END OF YEAR	$1,946,028	$987,465	$1,471,505

SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow information:
Cash paid for interest	$31,295	$1,681	$30,366
Cash paid for taxes	348,650	1,502,987	672,147

Noncash investing and financing activities affecting cash flows:
Redemption of common stock for executive compensation	(42,135)	—	—
Deemed dividend to preferred shareholders	—	(1,576,454)	—
Dividend to preferred shareholders	—	—	(140,890)
Common stock issued in business acquisition	737,500	—	2,000,000
Value of warrants issued to placement agents	—	—	114,191
Redemption of common stock	(40,319)	(67,841)	—
See notes to consolidated financial statements.

HEALTH FITNESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
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

Segment Reporting - We reflect our business into two segments: Fitness Management and Health Management. We made this decision based on the following factors: (i) the evolution of our Health Management segment, and management’s belief that the future growth of our Company may depend on our Health Management segment; (ii) management’s belief that total revenue and gross profit from our Health Management segment may outpace the total revenue and gross profit from our legacy Fitness Management segment; (iii) management has invested significant resources to hire additional service and account management staff to handle the growth we have experienced, and expect to experience in the future; (iv) management has invested, and expects to continue investing resources to enhance the functionality of our web-based software system to appeal to a wider range of current and new customers for both of our operating segments, and (v) on a monthly, quarterly and annual basis, we manage the performance of our business by reviewing internally-generated financial reports that detail revenue and gross profit results for each segment.

Management believes the Company does not have assets that are related solely to each segment, and thus has not allocated assets to our reportable segments for the following reasons: (i) Health Fitness is a service business that depends heavily on the joint efforts of our staff to operate and grow each segment of our business, (ii) we do not require or maintain a large asset infrastructure. The tangible and intangible assets we do own, including the web-based software system we acquired from HealthCalc, are deployed across both segments of our business to generate segment revenue and gross profit results, (iii) our future growth plans involve a tighter integration between our Fitness and Health Management segments, resulting in significant opportunities to cross-sell our fitness and health management services to existing customers within each segment, and (iv) management believes an arbitrary allocation of assets to each reportable segment would not result in meaningful information regarding how management uses the Company’s assets to grow the business.

Consolidation - The consolidated financial statements include the accounts of our Company and our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Cash - We maintain cash balances at several financial institutions, and at times, such balances exceed insured limits. We have not experienced any losses in such accounts and we believe we are not exposed to any significant credit risk on cash. At December 31, 2007 and 2006, we had cash of approximately $59,400 and $36,900 (U.S. Dollars) in a Canadian bank account.

Trade and Other Accounts Receivable - Trade and other accounts receivable represent amounts due from companies and individuals for services and products. We grant credit to customers in the ordinary course of business, but generally do not require collateral or any other security to support amounts due. Management performs ongoing credit evaluations of customers. Accounts receivable from sales of services are typically due from customers within 30 to 90 days. Accounts outstanding longer than contractual payment terms are considered past due. We determine our allowance for doubtful accounts by considering

HEALTH FITNESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customer’s current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole. We write off accounts receivable when they become uncollectible, and payments subsequently received on such receivable are credited to the allowance. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers and their geographic dispersion. We had bad debt expense of $30,000, $104,000 and $3,870 for the periods ended December 31, 2007, 2006 and 2005.

Inventories - Inventories, which consist primarily of health management resource materials and supplies used in our biometric screenings services, are stated at the lower of cost or market. Cost is determined using average cost, which approximates the first-in, first-out method.

Property and Equipment - Property and equipment are stated at cost. Depreciation and amortization are computed using both straight-line and accelerated methods over the useful lives of the assets.

Software Development Costs - In connection with our December 23, 2005 acquisition of HealthCalc.Net, Inc., the primary asset we acquired was a web-based software system that collects fitness and health related data from, and delivers health related information to, employees of our corporate customers. We allocated $1,762,000 of our total purchase price for HealthCalc to this web-based software system, which was the fair value that resulted from an appraisal conducted by a third-party expert in accordance with SFAS 141, Business Combinations. Commensurate with this acquisition, we also developed a strategic plan to enhance this web-based software system to include additional electronic services that we could offer to our customers.

Software development costs we incur subsequent to achieving technological feasibility are capitalized. Capitalization of costs ceases and amortization of capitalized software development costs starts when the products are available for general release. We amortize our capitalized software development costs using the straight-line method over the estimated economic life of the product, which is generally three to five years.

Capitalized software development costs are stated at the lower of amortized cost or net realizable value. Recoverability of these capitalized costs is determined by comparing the forecasted future revenues from the related products, based on management’s best estimates using appropriate assumptions and projections at the time, to the carrying amount of the capitalized software development costs. If the carrying value is determined not to be recoverable from future revenues, an impairment loss is recognized equal to the amount by which the carrying amount exceeds the future revenues. We determined that no impairment loss existed at December 31, 2007 and 2006.

During 2007 and 2006, we capitalized $501,000 and $267,000, respectively, of software development costs related to enhancements we made to our eHealth platform. Such enhancements include the development of a web-based health coaching program, a web-based point of sale system to electronically capture transactions and improvements to our data management infrastructure with the platform. These capitalized costs are captured within Software Technology, and will be amortized over the remaining economic life of the eHealth platform, or five years, once the programs are placed into service. We expect to recover our capitalized software development costs due to the growth of our business.

Goodwill - Goodwill represents the excess of the purchase price and related costs over the fair value of net assets of businesses acquired. The carrying value of goodwill is not amortized, but is tested for impairment on an annual basis or when factors indicating impairment are present. We elected to complete the annual

HEALTH FITNESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
impairment test of goodwill on December 31 of each year and determined that our goodwill relates to two reporting units for purposes of impairment testing.

In connection with goodwill impairment testing as of December 31, 2006, and consistent with the guidance provided in paragraphs 34 and 35 of SFAS 142, Goodwill and Other Intangibles (SFAS 142), we allocated our total goodwill of $14,546,250 to our Fitness and Health Management business segments based upon the ratio of the estimated market value for each segment to the total estimated market value for the entire company. In connection with this allocation, 24.4%, or $3,549,285 of our total goodwill was allocated to our Fitness Management segment, and 75.6%, or $10,996,965 was allocated to our Health Management segment. This initial allocation of goodwill to each segment will be the base amount that is subject to write-down should we determine that impairment exists in future years.

In connection with goodwill impairment testing as of December 31, 2007 and 2006, and consistent with the guidance provided in paragraphs 32 and 33 of SFAS 142, we allocated our assets and liabilities of our Fitness and Health Management business segments based upon the respective benefit received for each segment. Assets were allocated based on the percentage of revenue generated as substantially all the assets consisted of accounts receivable. Liabilities were allocated based on a percentage of cost of sales contributed. The net asset allocation that resulted for each segment was then compared to an estimate of market value for each segment.

Based upon the results of this test, we determined that no impairment of goodwill existed at December 31, 2007, 2006, and 2005.

Intangible Assets - Our intangible assets include customer contracts, trademarks and tradenames, software and other intangible assets, all of which are amortized on a straight-line basis. Customer contracts represent the fair value assigned to acquired customer contracts, which are amortized over the remaining life of the contracts, approximately 13 to 23 months. Trademarks and tradenames represent the value assigned to acquired trademarks and tradenames, and are amortized over a period of five years. Software represents the value assigned to an acquired web-based software program, in addition to capitalized development costs, and is amortized over a period of five years. Other intangible assets include the value assigned to acquired customer lists, which is amortized over a period of six years, and deferred financing costs, which are amortized over the term of the related credit agreement. Amortization expense for intangible assets totaled $599,385, $736,878, and $828,355 for the twelve months ended December 31, 2007, 2006, and 2005.

Expected future amortization of intangible assets is as follows:

Years ending December 31
2008	$628,866
2009	591,616
2010	591,616
2011	194,232
Thereafter	96,435
Revenue Recognition — Revenue is recognized at the time the service is provided to the customer. We determine our allowance for discounts by considering historical discount history and current payment practices of our customers. For annual contracts, monthly amounts are recognized ratably over the term of the contract. Certain services provided to the customer may vary on a periodic basis and are invoiced to the customer in arrears. The revenues relating to theses services are estimated in the month that the service is

HEALTH FITNESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
performed. Accounts receivable related to estimated revenues were $2,245,497 and $1,644,211 at December 31, 2007 and 2006.
We also provide services to companies located in Canada. Revenue recognized from our Canadian customers totaled approximately $241,000, $259,300 and $277,600 for the periods ended December 31, 2007, 2006 and 2005. Although we invoice these customers in their local currency, we do not believe there is a risk of material loss due to foreign currency translation.

Amounts received from customers in advance of providing contracted services are treated as deferred revenue and recognized when the services are provided. Accounts receivable relating to deferred revenue were $1,720,146 and $1,663,121 at December 31, 2007 and 2006.

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

Advertising - The Company expenses advertising costs as they are incurred. Advertising expense for the periods ended December 31, 2007, 2006 and 2005 was $203,916, $159,646 and $119,364.

Comprehensive Income - Comprehensive income is net earnings plus certain other items that are recorded directly to stockholders’ equity. Our comprehensive income represents net earnings adjusted for foreign currency translation adjustments. Comprehensive income is disclosed in the consolidated statement of stockholders’ equity.

Net Earnings Per Common Share - Basic net earnings per common share is computed by dividing net earnings applicable to common shareholders by the number of basic weighted average common shares outstanding. Diluted net earnings per share is computed by dividing net earnings applicable to common shareholders, plus dividends to preferred shareholders (net earnings), less the non-cash benefit related to a change in fair value of warrants by the number of diluted weighted average common shares outstanding, and common share equivalents relating to stock options, stock warrants and preferred stock, if dilutive. Refer to Exhibit 11.0 attached hereto for a detail computation of earnings per share.

Common stock options and warrants to purchase 285,500, 2,393,681 and 517,163 shares of common stock with weighted average exercise prices of $2.97, $2.51 and $2.78 were excluded from the 2007, 2006 and 2005 diluted computation because their exercise price exceeded the average trading price of our common stock during each of the periods.

Stock-Based Compensation - We maintain a stock option plan for the benefit of certain eligible employees and directors of the Company. Commencing January 1, 2006, we adopted Statement of Financial Accounting Standard No. 123R, “Share Based Payment” (“SFAS 123R”), using the modified prospective method of adoption, which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values over the requisite service period. The compensation cost we record for these awards is based on their fair value on the date of grant. The Company continues to use the Black Scholes option-pricing model as its method for valuing stock options. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate and dividend yield. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. Further information on our share-based payments can be found in Note 8 in the Notes to the Consolidated Financial Statements.

HEALTH FITNESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
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

Income Taxes - The Company records income taxes in accordance with the liability method of accounting. Deferred income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities and federal operating loss carryforwards. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment. Tax benefits are recognized when management believes the benefit is more likely than not to be sustained upon review from the relevant authorities. If the Company were to record a liability for unrecognized tax benefits, interest and penalties would be recorded as a component of income tax expense. We do not record a tax liability or benefit in connection with the change in fair value of certain of our warrants. Income taxes are calculated based on management’s estimate of the Company’s effective tax rate, which takes into consideration a federal tax rate of 34% and an effective state tax rate of approximately 7%. This normal effective tax rate of 41% is less than the tax rate resulting from income tax expense we recognized during the year ended December 31, 2007 due to the tax rate effects of compensation expense for incentive stock options.

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

On November 14, 2005 (the “Effective Date”), in a Private Investment in Public Equity transaction (the “PIPE Transaction”), we issued an aggregate of 1,000 shares of Series B Convertible Preferred Stock (the “Series B Stock”), together with warrants to purchase 1,530,000 shares of common stock at $2.40 per share, to a limited number of accredited investors for aggregate gross proceeds of $10.2 million. After selling commissions and expenses, we received net proceeds of approximately $9.4 million. The Series B Stock automatically converted into 5,100,000 shares of our common stock on March 10, 2006, the date the Securities and Exchange Commission (the “SEC”) first declared effective a registration statement covering these shares. On this date, we recorded a deemed dividend of $1,576,454 to these preferred shareholders. This deemed dividend is a one-time, noncash adjustment related to the automatic conversion of these preferred shares to common shares. We used the proceeds from this PIPE Transaction to redeem our Series A Convertible Preferred Stock and to fund the acquisition of HealthCalc.Net, Inc.

In accordance with the terms of the PIPE Transaction, we were required to file with the SEC, within sixty (60) days from the Effective Date, a registration statement covering the common shares issued and issuable

HEALTH FITNESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
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

3.	BUSINESS ACQUISITION

In accordance with the Stock Purchase Agreement executed in connection with the acquisition of HealthCalc.Net, Inc. on December 23, 2005, we agreed to pay the shareholders of HealthCalc, in cash, stock or a combination thereof, a contingent earnout payment based upon the achievement of specific 2006 revenue objectives. At December 31, 2006, we recorded a liability of $1,475,000 in favor of the former shareholders of HealthCalc in recognition of achieving certain 2006 revenue objectives, with the offset reflected as an increase to goodwill. Management believes the increase to goodwill is consistent with the guidance provided by EITF 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, which speaks to specific guidance dealing with the events surrounding negotiation of the purchase price, factors involving reasons for developing a contingent payment provision, the development of performance measures to determine the achievement of the contingent earnout and the factors involving the terms of continuing employment of the former shareholders of HealthCalc.

HEALTH FITNESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
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

4.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

	Useful Life	2007	2006
Leasehold improvements	Term of lease	$17,438	$11,757
Office equipment	3-7 years	2,039,000	1,496,302
Software	3 years	338,517	235,371
Health care equipment	1-5 years	1,113,547	772,231

		3,508,502	2,515,661
Less accumulated depreciation and amortization		2,107,932	1,747,986

		$1,400,570	$767,675

5.	LONG-TERM OBLIGATIONS

Our primary source of liquidity and working capital is provided by a $7,500,000 Credit Agreement with Wells Fargo Bank, N.A. (the “Wells Loan”). At our option, the Wells Loan bears interest at prime, or the one-month LIBOR plus a margin of 2.25% to 2.75% based upon our Senior Leverage Ratio (effective rate of 7.25% and 8.25% at December 31, 2007 and 2006, respectively). The availability of the Wells Loan decreases $250,000 on the last day of each calendar quarter, beginning September 30, 2003, and matures on June 30, 2009, as amended. Working capital advances from the Wells Loan are based upon a percentage of our eligible accounts receivable, less any amounts previously drawn. The facility provided maximum borrowing capacity of $3,250,000 and $4,000,000 at December 31, 2007 and 2006, respectively, and no debt was outstanding on those dates. All borrowings are collateralized by substantially all of our assets. At December 31, 2007, we were not in compliance with a financial covenant. Wells Fargo was made aware of this noncompliance and has agreed to waive its default rights with respect to this breach. Wells Fargo has also agreed to continue making capital advances available to us as new loan covenants are negotiated. This noncompliance had no impact on our liquidity, capital resources or results of operations.

6.	COMMITMENTS AND CONTINGENCIES

Leases - We lease office space and equipment under various operating leases. In addition to base rental payments, these leases require us to pay a proportionate share of real estate taxes, special assessments, and maintenance costs. The lease for our corporate headquarters, as well as our office lease in Plano, Texas, has escalating lease payments through 2012. Costs incurred under operating leases are recorded as rent expense and totaled approximately $581,000, $404,000, and $302,000 for the years ended December 31, 2007, 2006, and 2005.

Minimum rent payments due under operating leases are as follows:

Years ending December 31:
2008	$651,000
2009	611,000
2010	593,000
2011	596,000
Thereafter	612,000

HEALTH FITNESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
Legal Proceedings – We are involved in various claims and lawsuits incident to the operation of our business. We believe that the outcome of such claims will not have a material adverse effect on our financial condition, results of operation, or cash flows.

Liquidated Damages – In accordance with the terms of the PIPE Transaction, we were required to file with the SEC, within sixty (60) days from the Effective Date, a registration statement covering the common shares issued and issuable in the PIPE Transaction. We were also required to cause the registration statement to be declared effective on or before the expiration of one hundred twenty (120) days from the Effective Date. We would have been subject to liquidated damages of one percent (1%) per month of the aggregate gross proceeds ($10,200,000), if we failed to meet these date requirements. On March 10, 2006, the SEC declared effective our registration statement and, as a result, we did not pay any liquidated damages for failure to meet the filing and effectiveness date requirements. We could nevertheless be subject to the foregoing liquidated damages if we fail (subject to certain permitted circumstances) to maintain the effectiveness of the registration statement. On June 15, 2006, we entered into an agreement with the accredited investors to amend the Registration Rights Agreement to cap the amount of liquidated damages we could pay at 9% of the aggregate purchase price paid by each accredited investor.

Patent Matter – In March 2007, we received a letter from a patent holder inquiring about our interest in negotiating a license for certain technology patents owned by the patent holder, which pertain to certain aspects of the electronic collection, use and management of health-related electronic data. We do not believe these patents are material based on our initial review, and it is unlikely we will be interested in a license on any material terms. However, we are currently conducting a more detailed review of this matter.

7.	BENEFIT PLAN

We maintain a 401(k) plan whereby employees are eligible to participate in the plan providing they have attained the age of 18 and have completed one month of service. The plan allows participants to contribute up to 20% of their earnings. We may make certain matching contributions, which were approximately $292,000, $297,000, and $261,000 for the years ended December 31, 2007, 2006, and 2005.

8.	EQUITY

Stock Options – We maintain a stock option plan for the benefit of certain eligible employees and our directors. We have authorized 4,000,000 shares for grant under our 2005 Stock Option Plan, and a total of 897,150 shares of common stock are reserved for additional grants of options at December 31, 2007. Generally, the options outstanding are granted at prices equal to the market value of our stock on the date of grant, generally vest over four years and expire over a period of six or ten years from the date of grant.

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

We recorded $457,845 and $373,477 of stock option compensation expense for the years ended December 31, 2007 and 2006, respectively. We also recorded a deferred tax benefit of $183,138 and $149,392 for the

HEALTH FITNESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
twelve months ended December 31, 2007 and 2006 in connection with recording this non-cash expense. This deferred tax benefit will be adjusted based upon the actual tax benefit realized from the exercise of the underlying stock options. The compensation expense reduced diluted earnings per share by approximately $0.02 and $0.01 for the years ended December 31, 2007 and 2006, respectively.

In 2005, we utilized the intrinsic value method of accounting for our stock- based employee compensation plans. All options granted had an exercise price equal to the market value of the underlying common stock on the date of grant and accordingly, no compensation cost is reflected in net earnings for the year ended December 31, 2005.

The following table illustrates the effect on net earnings and earnings per share if we had applied the fair value method:

2005
Net earnings applicable to common shareholders — basic	$1,204,401
Add: Dividends to preferred shareholders	140,890

Net earnings — diluted	1,345,291

Less: Compensation expense determined under the fair value method, net of tax	(187,898)

Proforma net earnings, basic	$1,016,503

Proforma net earnings, diluted	$1,157,393

Net earnings per common share:
Basic-as reported	$0.09

Basic-proforma	$0.08

Diluted-as reported	$0.08

Diluted-proforma	$0.07

As of December 31, 2007, approximately $724,000 of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.60 years.

Prior to adopting SFAS 123R, we accounted for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” We have applied the modified prospective method in adopting SFAS 123R. Accordingly, periods prior to adoption have not been restated.

The following table summarizes information about our stock options at December 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual Life	Exercise	Number	Exercise
Exercise Prices	Outstanding	In Years	Price	Exercisable	Price
$0.30 - $0.39	145,200	1.12	$0.39	145,200	$0.39
0.47 - 0.69	327,500	1.15	0.52	327,500	0.52
0.95 - 1.25	239,000	2.76	1.15	216,500	1.17
1.26 - 2.27	436,100	4.43	1.86	372,075	1.85
2.28 - 3.05	1,190,500	4.46	2.74	402,375	2.70

	2,338,300	3.61	$1.96	1,463,650	$1.54

HEALTH FITNESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
Stock options outstanding at December 31, 2007 have an aggregate intrinsic value of $1,752,933, and a weighted average remaining term of 3.61 years. Stock options exercisable at December 31, 2007 have an aggregate intrinsic value of $1,663,218, and a weighted average remaining term of 2.98 years.

We use the Black-Scholes option pricing model using weighted average assumptions for options granted to determine the fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Fiscal Year Ending
	December 31,
	2007	2006	2005

Risk-free interest rate	4.68%	4.48%	2.79%
Expected volatility	49.9%	68.9%	72.4%
Expected life (in years)	3.99	3.96	3.04
Dividend yield	—	—	—
A summary of the stock option activity is as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding at January 1, 2005	1,921,550	1.06
Granted	357,500	2.58
Exercised	(109,625)	0.39
Forfeited	(12,000)	1.94

Outstanding at December 31, 2005	2,157,425	1.34
Granted	515,500	2.43
Exercised	(253,850)	0.31
Forfeited	(168,175)	2.33

Outstanding at December 31, 2006	2,250,900	$1.64
Granted	640,500	2.82
Exercised	(328,725)	0.77
Forfeited	(224,375)	2.96

Outstanding at December 31, 2007	2,338,300	$1.96

Stock options exercised during the years ended December 31, 2005, 2006 and 2007 had an aggregate intrinsic value of $226,739, $469,218 and $673,368, respectively.

A summary of exercisable stock options is as follows:

	Weighted
	Number of	Average
	Shares	Exercise Price
Options exercisable at December 31:
2007	1,463,650	$1.54
2006	1,606,000	$1.39
2005	1,520,900	$1.18

HEALTH FITNESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
Employee Stock Purchase Plan – We maintain an Employee Stock Purchase Plan, which allows employees to purchase shares of our common stock at 95% of the fair market value. A total of 1,000,000 shares of common stock are reserved for issuance under this plan, of which 333,708 shares are unissued and remain available for issuance at December 31, 2007. There were 57,854, 90,572 and 89,227 shares issued under the plan during 2007, 2006 and 2005.

Warrants – We have outstanding warrants to selling agents and investors that were issued in connection with financing transactions.

A summary of the stock warrants activity is as follows:

		Exercise
	Number of	Price
	Shares	Per Share
Outstanding at January 1, 2005	1,415,320	$0.30 – 0.50
Granted	1,697,143	0.50 – 2.70
Exercised	(1,086,448)	0.30 – 0.50
Forfeited	(331,584)	0.30 – 0.50

Outstanding at December 31, 2005	1,694,431	2.00 – 2.70
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2006	1,694,431	2.00 – 2.70
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2007	1,694,431	2.00 – 2.70

Warrants exercisable at December 31:
2007	1,694,431	$2.00 – 2.70
2006	1,694,431	2.00 – 2.70
2005	1,694,431	2.00 – 2.70
Restricted Stock - In connection with our employment agreement dated as of December 1, 2006 with Gregg O. Lehman, Ph.D., our President and Chief Executive Officer, on January 1, 2007 we granted an award of 50,000 shares of restricted common stock to Mr. Lehman, which was valued at a price of $2.65 per share on the date of grant. This restricted common stock vests in three equal installments on the first of the year for each of 2007, 2008 and 2009. For the year ended December 31, 2007, we recorded $110,400 of stock-based compensation related to this grant. As of December 31, 2007, $22,100 of unrecognized compensation expense related to the non-vested portion of this award will be recognized through December 31, 2008.

Equity Incentive Plan – At our Annual Meeting of Shareholders on May 21, 2007, our shareholders approved the implementation of our 2007 Equity Incentive Plan (the “Equity Plan”). The Equity Plan was developed to provide our executives with restricted stock incentives if certain financial targets are achieved for calendar years 2007 through 2009. In lieu of selecting restricted stock, executives can choose to receive a cash bonus under our 2007 Cash Incentive Plan (the “Cash Plan”). The performance objectives, and monetary potential of the Cash Plan would be the same as those under the Equity Plan and participants would receive their cash bonuses at the same time as the restricted stock vests under the Equity Plan. Restricted stock granted under the Equity Plan is earned on an annual basis upon achievement of certain

HEALTH FITNESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
financial objectives for each of 2007, 2008 and 2009. All shares earned during these years will vest upon completion of our 2009 annual audit. For the year ended December 31, 2007, we recorded $53,100 of stock-based compensation related to elections under the Equity Plan, which was valued using a price of $2.78 per share, the market value of our common stock on the grant date. We also accrued $5,800 of bonus expense related to elections under the Cash Plan. As of December 31, 2007, $1,629,400 of unrecognized compensation costs related to the non-vested portion of this program will be recognized through March 2010.

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

Common Stock Repurchase Plan – On March 24, 2008, we announced that our Board of Directors authorized the repurchase of up to $2.5 million of the Company’s outstanding common stock. Under the plan, the Company may repurchase shares on the open market in amounts and at times deemed appropriate by management and in accordance with applicable securities rules and regulations. Share repurchases will be funded by the Company’s available working capital. The timing and amount of any such repurchases under the plan will depend on share price, economic and market conditions and applicable corporate and regulatory requirements. The share repurchase plan is effective on April 1, 2008 and will continue for a period of six months, subject to the Company’s right to announce earlier termination or an extension of the plan. The plan does not require the Company to repurchase a specific number of shares, and may be modified, suspended, or discontinued at any time.

HEALTH FITNESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
9.	INCOME TAXES

Income tax expense consists of the following for the years ended December 31:

	2007	2006	2005
Current	$740,602	$1,435,000	$412,346
Deferred	165,376	60,184	1,106,600

	$905,978	$1,495,184	$1,518,946

A reconciliation between taxes computed at the expected federal income tax rate and the effective tax rate for the years ended December 31 is as follows:

	2007	2006	2005
Tax expense computed at statutory rates	$617,348	$1,567,910	$973,800
State tax benefit, net of federal effect	93,692	181,745	205,800
Nontaxable warrant expense (income)	—	(286,913)	215,700
Adjustment to income tax provision accruals	99,356	—	110,700
Stock-based compensation	67,241	—	—
Other	28,341	32,442	12,946

	$905,979	$1,518,946	$1,518,946

At December 31, 2007 and 2006, we had no remaining federal operating loss carryforwards. For 2005, federal operating loss carryforwards were used to reduce federal taxes payable by approximately $1,091,000.

The components of deferred tax assets (liabilities) at December 31 consist of the following:

	2007	2006
Current:
Allowances	$—	$69,500
Accrued employee benefits	388,700	84,000
State tax loss carryforwards	—	64,000
Other	17,667	—

Net current asset	$406,367	$217,500

Noncurrent:
Depreciation and amortization	(308,927)	$295,200
Accrued employee benefits	131,994	141,800
State tax loss carryforwards	68,310	—

Net noncurrent (liabilities) assets	$(108,623)	$437,000

We are subject to income taxes in the U.S. federal jurisdiction, various state, and Canadian jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. We completed a US Federal (IRS) tax examination

HEALTH FITNESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
for tax year 2005 during the past year. With few exceptions, we are no longer subject to US Federal or state and local tax examinations by tax authorities for years before 2004.

10.	ACCOUNTING PRONOUNCEMENTS

We adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. Previously, we had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. As required by Interpretation 48, which clarifies Statement 109, Accounting for Income Taxes, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, we applied Interpretation 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of Interpretation 48, we recognized no liability for unrecognized tax benefits, which would have been accounted for as a reduction to the January 1, 2007, balance of retained earnings.

We are subject to income taxes in the U.S. federal jurisdiction, various state, and Canadian jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. We completed US Federal (IRS) tax examinations for the 2005 tax year during the past year. With few exceptions, we are no longer subject to US Federal or state and local tax examinations by tax authorities for years before 2004. We have recorded no liability for unrecognized tax benefits during the year. If we were to record a liability for unrecognized tax benefits, interest and penalties would be recorded as a component of income tax expense.

In June 2006, the Financial Accounting Standards Bound (“FASB”) issued FIN No. 48, "Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes.” (“SFAS 109”). FIN 48 clarifies the application of SFAS No. 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 was effective for us on January 1, 2007.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. However, on December 14, 2007, the FASB issued proposed FSP FAS 157-b, which would delay the effective date of SFAS 157 for all non-financial liabilities, except those that are

HEALTH FITNESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for 2008, we will adopt SFAS 157 except as it applies to those non-financial assets and non-financial liabilities as noted in proposal FSP FAS 157-b. The partial adoption of SFAS 157 will not have a material impact on our consolidated financial position, results of operation or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”) which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not believe that the adoption of SFAS 159 will have a material effect on our financial position or results of operation.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008 (our 2009 fiscal year). This statement will impact us if we complete an acquisition after the effective date.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008 (our 2009 fiscal year). We do not believe the adoption of SFAS 160 will have a material effect on our consolidated financial statements.

11.	SIGNIFICANT CUSTOMER RELATIONSHIP

At December 31, 2007, 2006 and 2005, we had one customer relationship that provided 9.8%, 10.3% and 11.9% of our total revenue. For this customer, we provide fitness center management and employee wellness administration services for approximately 50 locations. The agreement with this customer was recently renewed and expires December 31, 2009, and will automatically renew for successive one year periods unless either party delivers written notice at least 90 days prior to termination. We believe that our relationship with this customer is good.

HEALTH FITNESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
12.	BUSINESS SEGMENTS

The following table provides an analysis of business segment revenue and gross profit for each of the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Revenue

Fitness Management Services
Staffing Services	$39,747,239	$39,670,546	$38,226,444
Program and Consulting Services	2,679,881	2,574,463	2,392,272

	42,427,120	42,245,009	40,618,716

Health Management Services
Staffing Services	15,819,481	13,669,201	12,267,973
Program and Consulting Services	11,711,450	7,664,330	2,055,516

	27,530,931	21,333,531	14,323,489

Total Revenue
Staffing Services	55,566,720	53,339,747	50,494,417
Program and Consulting Services	14,391,331	10,238,793	4,447,788

	$69,958,051	$63,578,540	$54,942,205

Gross Profit

Fitness Management Services
Staffing Services	$8,643,280	$8,861,829	$8,772,194
Program and Consulting Services	1,155,217	1,129,585	810,401

	9,798,497	9,991,414	9,582,595

Health Management Services
Staffing Services	3,974,348	3,399,875	3,499,117
Program and Consulting Services	5,868,032	4,239,295	735,462

	9,842,380	7,639,170	4,234,579

Total Gross Profit
Staffing Services	12,617,628	12,261,704	12,271,311
Program and Consulting Services	7,023,249	5,368,880	1,545,863

	$19,640,877	$17,630,584	$13,817,174

HEALTH FITNESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
13.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter ended
	March 31,	June 30,	September 30,	December 31,
2007
Revenue	$16,590,033	$16,979,167	$17,153,058	$19,235,793
Gross profit	4,809,894	4,755,433	4,884,726	5,190,824
Net earnings applicable to common shareholders	511,667	173,004	17,023	208,057

Net earnings per common share
Basic	$0.03	$0.01	$0.00	$0.01
Diluted	0.03	0.01	0.00	0.01

Weighted average common shares outstanding
Basic	19,306,797	19,702,693	19,834,858	19,887,125
Diluted	20,252,110	20,558,007	20,866,935	20,828,832

	Quarter ended
	March 31,	June 30,	September 30,	December 31,
2006
Revenue	$14,567,261	$15,575,130	$16,340,380	$17,095,769
Gross profit	3,604,480	4,160,014	5,278,628	4,587,462
Net earnings (loss) applicable to common shareholders	(1,013,191)	727,474	1,173,841	463,549

Net earnings (loss) per common share
Basic	$(0.07)	$0.04	$0.06	$0.02
Diluted	(0.07)	0.02	0.06	0.02

Weighted average common shares outstanding
Basic	15,001,832	18,831,169	18,963,948	19,085,789
Diluted	15,001,832	20,310,830	19,550,662	19,823,346

HEALTH FITNESS CORPORATION
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Balance at	Charged to			Balance
	Beginning	Costs and			at End
Description	of Period	Expenses	Deductions		of Period
Trade and other accounts receivable allowances:

Year ended December 31, 2007	$283,100	$30,000	$(68,800	) (a)	$243,300

Year ended December 31, 2006	$200,700	$104,000	$(21,600	) (a)	$283,100

Year ended December 31, 2005	$210,700	$12,400	$(22,400	) (a)	$200,700

(a)	Accounts receivable written off as uncollectible

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls
Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of December 31, 2007. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2007.
This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.
Limitations on Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. In addition, the design of any system of controls is based in part on certain assumptions about the likelihood of future events, and controls may become inadequate if conditions change. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Controls
There were no changes in the Company’s internal controls over financial reporting during the fourth quarter of fiscal year 2007 that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
On October 31, 2007, we entered into the Sixth Amendment to the Credit Agreement with Wells Fargo Bank, National Association. The Sixth Amendment adds a subfeature to the Credit Agreement pursuant to which Wells Fargo has agreed to issue standby letters of credit for our account from time to time, with an aggregate undrawn limit of $250,000. Each drawing paid under a letter of credit shall be deemed an advance under the revolving facility under the Credit Agreement. The foregoing description of the Sixth Amendment is qualified by the provisions of the Sixth Amendment, which is filed herewith as Exhibit 10.11.
On March 21, 2008, our Board of Directors approved the 2008 Executive Bonus Plan, which is set forth in Exhibit 10.45 filed herewith and incorporated by reference herein. Under this bonus plan, the Chief Executive Officer may receive a bonus of between 9.0% and 67.5% of base salary, the Chief Financial Officer may receive a bonus of between 4.6% and 34.5% of base salary and other executive officers may receive between 3.6% and 34.5% of their base salary. The level of bonus to be earned corresponds with the Company achieving between 93.4% to 110% of budgeted revenue objectives, and 78% to 110% of budgeted EBITDA objectives. No bonuses are earned if the Company achieves less than 93.4% of the planned revenue targets and less than 78% of the planned EBITDA targets.
Effective March 23, 2008, the 2008 fiscal year base salaries for the Company’s Section 16 officers as approved by our Board of Directors are as set forth in Exhibit 10.46 filed herewith and incorporated by reference herein.
On March 24, 2008, we announced that our Board of Directors authorized the repurchase of up to $2.5 million of the Company’s outstanding common stock. Please see Item 5 for a description of this share repurchase plan.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     Other than the information included in this Form 10-K under the heading “Executive Officers of the Registrant,” which is set forth at the end of Part I, the information required by Item 10 is incorporated by reference to the sections labeled “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” all of which appear in our definitive proxy statement for our 2008 Annual Meeting.
ITEM 11. EXECUTIVE COMPENSATION
     The information required by Item 11 is incorporated herein by reference to the sections entitled “Executive Compensation,” “2007 Director Compensation,” and “Compensation/Human Capital Committee,” all of which appear in our definitive proxy statement for our 2008 Annual Meeting.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by Item 12 is incorporated herein by reference to the sections entitled “Principal Shareholders and Management Shareholdings” and “Equity Compensation Plan Information,” which appear in our definitive proxy statement for our 2008 Annual Meeting.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information required by Item 13 is incorporated herein by reference to the sections entitled “Corporate Governance – Independence” and “Certain Transactions,” which appear in our definitive proxy statement for our 2008 Annual Meeting.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The information required by Item 14 is incorporated herein by reference to the section entitled “Audit Fees,” which appears in our definitive proxy statement for our 2008 Annual Meeting.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	Documents filed as part of this report.
(1)	Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Grant Thornton LLP on Consolidated Financial Statements and Financial Statement Schedule as of December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2007

Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2007

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2007

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
Dated: March 26, 2008
HEALTH FITNESS CORPORATION

By	/s/ Gregg O. Lehman	By	/s/ Wesley W. Winnekins

Gregg O. Lehman, Ph.D.		Wesley W. Winnekins
Chief Executive Officer		Chief Financial Officer
POWER OF ATTORNEY
     Each person whose signature appears below constitutes GREGG O. LEHMAN and WESLEY W. WINNEKINS his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title

/s/ Gregg O. Lehman Gregg O. Lehman, Ph.D.	Chief Executive Officer, President (principal executive officer) and Director	March 26, 2008

/s/ Wesley W. Winnekins Wesley W. Winnekins	Chief Financial Officer (principal financial and accounting officer)	March 26, 2008

/s/ Mark W. Sheffert	Chairman	March 26, 2008
Mark W. Sheffert

/s/ Jerry V. Noyce	Director	March 26, 2008
Jerry V. Noyce

/s/ K. James Ehlen, M.D.	Director	March 26, 2008
K. James Ehlen, M.D.

/s/ Robert J. Marzec	Director	March 26, 2008
Robert J. Marzec

Signatures	Title

/s/ John C. Penn	Director	March 26, 2008
John C. Penn

/s/ Linda Hall Whitman, Ph.D.	Director	March 26, 2008
Linda Hall Whitman, Ph.D.

/s/ Rodney A. Young	Director	March 26, 2008
Rodney A. Young

/s/ David F. Durenberger David F. Durenberger	Director	March 26, 2008

/s/ Curtis M. Selquist	Director	March 26, 2008
Curtis M. Selquist

EXHIBIT INDEX
HEALTH FITNESS CORPORATION
FORM 10-K

Exhibit No.	Description

3.1	Articles of Incorporation, as amended on September 20, 2004 - incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004

3.2	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock — incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 filed January 13, 2006, File No. 333-131045

3.3	Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock — incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated November 14, 2005

*3.4	Restated Bylaws of the Company, as amended February 11, 2008

4.1	Specimen of Common Stock Certificate — incorporated by reference to the Company’s Registration Statement on Form SB-2, File No. 33-83784C

10.1	Lease Agreement dated May 2, 2007 between United Properties Investment LLC and the Company — incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007

10.2	Office Lease dated September 29, 2003 between CMD Realty Investment Fund II, L.P. and HealthCalc.Net, Inc. — incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007

10.3	First Amendment, dated April 29, 2005, to Office Lease dated September 29, 2003 between Parkway Commons, L.P. (f/k/a CMD Realty Investment Fund II, L.P.) and HealthCalc.Net, Inc. — incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007

10.4	Second Amendment, dated January 31, 2006, to Office Lease dated September 29, 2003 between Parkway Commons, L.P. and HealthCalc.Net, Inc. — incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007

10.5	Third Amendment, dated May 9, 2007, to Lease dated September 29, 2003 between Parkway Commons, L.P. and the Company — incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007

10.6	Credit Agreement dated August 22, 2003 between the Company and Wells Fargo Bank, National Association — incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003

10.7	Second Amendment and Waiver of Defaults, dated May 14, 2004, to Credit Agreement dated August 22, 2003 between the Company and Wells Fargo Bank, N.A. — incorporated by reference to Exhibit 10.16 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004

10.8	Third Amendment and Consent, dated December 29, 2004, to Credit Agreement dated August 22, 2003 between the Company and Wells Fargo Bank, N.A. — incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004

Exhibit No.	Description

10.9	Fourth Amendment, dated June 6, 2006, to Credit Agreement dated August 22, 2003 between the Company and Wells Fargo Bank, N.A. - incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006

10.10	Fifth Amendment, dated September 27, 2007, to Credit Agreement dated August 22, 2003 between the Company and Wells Fargo Bank, N.A. - incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated September 27, 2007

*10.11	Sixth Amendment, dated October 31, 2007, to Credit Agreement dated August 22, 2003 between the Company and Wells Fargo Bank, N.A.

10.12	Securities Purchase Agreement dated November 14, 2005 — incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed November 16,2005

10.13	Form of Warrant issued pursuant to the Securities Purchase Agreement dated November 14, 2005 — incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated November 14, 2005

10.14	Form of Amendment No. 1 to Warrants issued pursuant to the Securities Purchase Agreement dated November 14, 2005 — incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006

10.15	Registration Rights Agreement dated November 14, 2005 — incorporated by reference to Exhibit 10.2 to our report on Form 8-K filed November 16, 2005

10.16	Form of Amendment No. 1 to Registration Rights Agreement — incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006

10.17	Shareholders’ Agreement dated December 23, 2005 between the Company, Peter A. Egan and John F. Ellis — incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated December 23, 2005

10.18	2005 Stock Option Plan — incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated June 7, 2005 (1)

10.19	Form of Incentive Stock Option Agreement under the 2005 Stock Option Plan — incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated June 5, 2005 (1)

10.20	Form of Non-Qualified Stock Option Agreement under the 2005 Stock Option Plan — incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated June 5, 2005 (1)

10.21	Amended and Restated 2005 Stock Option Plan — incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 21, 2007 (1)

10.22	Form of Incentive Stock Option Agreement under the Amended and Restated 2005 Stock Option Plan — incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated May 21, 2007 (1)

10.23	Form of Non-Qualified Stock Option Agreement under the Amended and Restated 2005 Stock Option Plan — incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated May 21, 2007 (1)

10.24	Company’s 2007 Equity Incentive Plan — incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated May 21, 2007 (1)

10.25	Form of Restricted Stock Agreement under the 2007 Equity Incentive Plan - incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated May 21, 2007 (1)

Exhibit No.	Description

10.26	Cash Incentive Plan — incorporated by reference to Exhibit 10.43 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (1)

10.27	Employment Agreement dated December 1, 2006 between the Company and Gregg O. Lehman, Ph.D. — incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K dated November 30, 2006 (1)

10.28	Restricted Stock Agreement dated January 1, 2007 between the Company and Gregg O. Lehman, Ph.D. — incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (1)

10.29	Employment Agreement dated February 9, 2001 between the Company and Wesley W. Winnekins — incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 000-25064 (1)

10.30	Amendment, dated December 21, 2006, to Employment Agreement dated February 9, 2001 between the Company and Wesley W. Winnekins - incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (1)

10.31	Employment Agreement dated March 1, 2003 between the Company and Jeanne Crawford — incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 000-25064 (1)

10.32	Amendment, dated December 21, 2006, to Employment Agreement dated March 1, 2003 between the Company and Jeanne Crawford — incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (1)

10.33	Employment Agreement dated December 8, 2003 between the Company and Brian Gagne — incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005 (1)

10.34	Amendment, dated December 21, 2006, to Employment Agreement dated December 8, 2003 between the Company and Brian Gagne — incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (1)

10.35	Employment Agreement dated August 13, 2001 between the Company and Dave Hurt — incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (1)

10.36	Employment Agreement dated December 8, 2003 between the Company and Katherine Hamlin — incorporated by reference to Exhibit 10.13 to our Form 10-K for the fiscal year ended December 31, 2005 (1)

10.37	Amendment, dated December 21, 2006, to Employment Agreement dated December 8, 2003 between the Company and Katherine Hamlin — incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (1)

10.38	Employment Agreement dated December 23, 2005 between the Company and John F. Ellis — incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (1)

10.39	Amendment, dated December 21, 2006, to Employment Agreement dated December 23, 2005 between the Company and John F. Ellis — incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (1)

10.40	Employment Agreement, dated February 1, 2008, between the Company and John E. Griffin — incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated January 31, 2008 (1)

Exhibit No.	Description

10.41	Employment Agreement, dated February 1, 2008, between the Company and James O. Reynolds — incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated January 31, 2008 (1)

10.42	Agreement for Separation From Employment, dated January 31, 2008, between the Company and Jerry V. Noyce — incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated January 31, 2008 (1)

10.43	Consulting Agreement, dated January 31, 2008, between the Company and Jerry V. Noyce — incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated January 31, 2008 (1)

*10.44	Director Compensation Arrangements for fiscal year 2008 (1)

*10.45	2008 Executive Bonus Plan (1)

*10.46	Compensation Arrangements for Executive Officers for Fiscal Year 2008 (1)

*11.1	Statement re: Computation of Earnings per Share

21.1	Subsidiaries - incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K for the year ended December 31, 2004

*23.1	Consent of Independent Registered Public Accounting Firm

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

(1)	Indicates management contract or compensatory plan or arrangement