Form 10-Q
period 2008-03-31
Health Fitness Corp /MN/
filed 2008-05-15
CIK 886432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
Commission File No. 000-25064

HEALTH FITNESS CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	No. 41-1580506
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
1650 West 82nd Street, Bloomington, MN 55431
(Address of Principal Executive Offices)
Registrant’s telephone number (952) 831-6830

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     The number of shares outstanding of the registrant’s common stock as of May 12, 2007 was: Common Stock, $0.01 par value, 20,301,537 shares.

Health Fitness Corporation
Consolidated Financial Statements

PART I. — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
HEALTH FITNESS CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MARCH 31, 2008 AND DECEMBER 31, 2007

	March 31,	December 31,
	2008	2007
ASSETS

CURRENT ASSETS
Cash	$915,684	$1,946,028
Trade and other accounts receivable, less allowances of $241,800 and $243,300	13,079,407	14,686,879
Inventory	431,199	569,458
Prepaid expenses and other	548,372	226,891
Deferred tax assets	406,367	406,367

Total current assets	15,381,029	17,835,623

PROPERTY AND EQUIPMENT, net	1,307,309	1,400,570

OTHER ASSETS
Goodwill	14,546,250	14,546,250
Software, less accumulated amortization of $914,100 and $795,100	1,721,732	1,734,920
Trademark, less accumulated amortization of $370,300 and $345,500	122,748	147,561
Other intangible assets, less accumulated amortization of $259,700 and $241,700	269,375	287,334
Other	5,607	9,807

	$33,354,050	$35,962,065

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Trade accounts payable	$1,397,450	$2,121,154
Accrued salaries, wages, and payroll taxes	2,618,128	4,011,580
Other accrued liabilities	331,121	1,187,045
Accrued self funded insurance	300,888	333,724
Deferred revenue	1,365,811	1,722,254

Total current liabilities	6,013,398	9,375,757

DEFERRED TAX LIABILITY	108,623	108,623

LONG-TERM OBLIGATIONS	—	—

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 50,000,000 shares authorized; 20,273,817 and 19,928,590 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	202,738	199,285
Additional paid-in capital	29,776,646	29,350,211
Accumulated comprehensive loss from foreign currency translation	(56,669)	(56,413)
Accumulated deficit	(2,690,686)	(3,015,398)

	27,232,029	26,477,685

	$33,354,050	$35,962,065

See notes to consolidated financial statements.

HEALTH FITNESS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
	2008	2007
REVENUE	$18,702,667	$16,590,033

COSTS OF REVENUE	13,360,402	11,780,139

GROSS PROFIT	5,342,265	4,809,894

OPERATING EXPENSES
Salaries	2,972,377	2,398,802
Other selling, general and administrative	1,763,665	1,482,525
Amortization of trademarks and other intangible assets	42,770	42,770

Total operating expenses	4,778,812	3,924,097

OPERATING INCOME	563,453	885,797

OTHER INCOME (EXPENSE)
Interest expense	(923)	(2,099)
Other, net	2,285	(1,514)

EARNINGS BEFORE INCOME TAX EXPENSE	564,815	882,184

INCOME TAX EXPENSE	240,103	370,517

NET EARNINGS	$324,712	$511,667

NET EARNINGS PER COMMON SHARE:
Basic	$0.02	$0.03
Diluted	0.02	0.03

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	20,080,747	19,306,797
Diluted	20,412,464	20,252,110
See notes to consolidated financial statements

HEALTH FITNESS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$324,712	$511,667
Adjustments to reconcile net earnings to net cash used in operating activities:
Stock-based compensation	183,454	157,001
Depreciation and amortization	266,822	220,454
Change in assets and liabilities, net of assets acquired:
Trade and other accounts receivable	1,607,472	345,903
Inventory	138,259	(288,638)
Prepaid expenses and other	(321,481)	(120,171)
Other assets	4,200	3,336
Trade accounts payable	(723,960)	(356,596)
Accrued liabilities and other	(2,282,212)	(641,956)
Deferred revenue	(356,443)	(409,154)

Net cash used in operating activities	(1,159,177)	(578,154)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(11,812)	(195,300)
Capitalized software development costs	(105,789)	(125,480)
Business acquisition, net of cash acquired	—	(13,408)
Net cash payment made for acquisition	—	(737,500)

Net cash used in investing activities	(117,601)	(1,071,688)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	—	1,774,277
Repayments under line of credit	—	(1,154,628)
Costs from issuance of preferred stock	—	(17,415)
Proceeds from the issuance of common stock	92,206	21,249
Proceeds from the exercise of stock options	154,228	93,298

Net cash provided by financing activities	246,434	716,781

NET DECREASE IN CASH	(1,030,344)	(933,061)

CASH AT BEGINNING OF PERIOD	1,946,028	987,465

CASH AT END OF PERIOD	$915,684	$54,404

SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow information:
Cash paid for interest	$923	$2,099
Cash paid for taxes	65,963	101,109

Noncash investing and financing activities affecting cash flows:
Common stock issued for acquisition earnout	—	737,500
See notes to consolidated financial statements.

HEALTH FITNESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. ORGANIZATION
Health Fitness Corporation, a Minnesota corporation (also referred to as “we,” “us,” “our,” the “Company,” or “Health Fitness”), is a leading provider of population health improvement services and programs to corporations, hospitals, communities and universities located in the United States and Canada. We currently manage 229 corporate fitness center sites, 171 corporate health management sites and 103 unstaffed health management programs.
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
You may contact us at our executive offices at 1650 West 82nd Street, Suite 1100, Bloomington, Minnesota 55431, telephone number (952) 831-6830. We maintain an internet website at www.hfit.com.
NOTE 2. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements for the three months ended March 31, 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Financial information as of December 31, 2007 has been derived from our audited consolidated financial statements. In accordance with the rules and regulations of the United States Securities and Exchange Commission, the Company has omitted footnote disclosures that would substantially duplicate the disclosures contained in the audited financial statements of the Company. The unaudited consolidated financial statements should be read together with the financial statements for the year ended December 31, 2007, and the footnotes thereto included in the Company’s Form 10-K as filed with the United States Securities and Exchange Commission on March 26, 2008.
In the opinion of management, the interim consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the results for interim periods presented. These financial statements include some amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change in estimate is identified. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the operating results that may be expected for the year ended December 31, 2008.
NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Consolidation - The consolidated financial statements include the accounts of our Company and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Cash - We maintain cash balances at several financial institutions, and at times, such balances exceed insured limits. We have not experienced any losses in such accounts and we believe we are not exposed to any significant credit risk on cash. At March 31, 2008 and December 31, 2007, we had cash of approximately $101,900 and $59,400 (U.S. Dollars), respectively, in a Canadian bank account.
Trade and Other Accounts Receivable - Trade and other accounts receivable represent amounts due from companies and individuals for services and products. We grant credit to customers in the ordinary course of business, but generally do not require collateral or any other security to support amounts due. Management performs ongoing credit evaluations of customers. Accounts receivable from sales of services are typically due from customers within 30 to 90 days. Accounts outstanding longer than contractual payment terms are considered past due. We determine our allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customer’s current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole. We write off accounts receivable when they become uncollectible, and payments subsequently received on such receivable are credited to the allowance. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers and their geographic dispersion.
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
Software Development Costs - We expense all costs of software development that we incur to establish technological feasibility of an enhancement, including activities related to initial planning, functionality design, health content sourcing and organization, technical performance requirements and assessing integration issues with the overall software system. Accordingly, software development costs incurred subsequent to the determination of technological feasibility are capitalized. Capitalization of costs ceases and amortization of capitalized software development costs commences when the products are available for their intended purpose. We amortize our capitalized software development costs using the straight-line method over the estimated economic life of the product, which is generally three to five years.
Capitalized software development costs are stated at the lower of amortized cost or net realizable value. Recoverability of these capitalized costs is determined by comparing the forecasted future revenues from the related products and services, based on management’s best estimates using appropriate assumptions and projections at the time, to the carrying amount of the capitalized software development costs. If the carrying value is determined not to be recoverable from future revenues, an impairment loss is recognized equal to the amount by which the carrying amount exceeds the future revenues.
During the three months ended March 31, 2008, we capitalized $105,800 of software development costs related to enhancements we made to our eHealth platform. Such enhancements include the development of a program that will allow us to deliver our online health risk assessment services in multiple languages, a web-based point of sale system to electronically capture sales transactions and improvements to our platform data management infrastructure. These capitalized costs are captured within Software Technology, and will be amortized over the remaining economic life of the eHealth platform, or five years, once the programs are placed into service. We expect to recover our capitalized software development costs due to the growth of our business.
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

Intangible Assets - Our intangible assets include trademarks and tradenames, software and other intangible assets, all of which are amortized on a straight-line basis. Trademarks and tradenames represent the value assigned to acquired trademarks and tradenames, and are amortized over a period of five years. Software represents the value assigned to an acquired web-based software program and is amortized over a period of five years. Other intangible assets include the value assigned to acquired customer lists, which is amortized over a period of six years, as well as deferred financing costs, which are amortized over the term of the related credit agreement.
Revenue Recognition — Revenue is recognized at the time the service is provided to the customer. We determine our allowance for discounts by considering historical discount history and current payment practices of our customers. For annual contracts, monthly amounts are recognized ratably over the term of the contract. Certain services provided to the customer may vary on a periodic basis and are invoiced to the customer in arrears. The revenues relating to theses services are estimated and recorded in the month that the service is performed.
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
Net Earnings Per Common Share - Basic net earnings per common share is computed by dividing net earnings by the number of basic weighted average common shares outstanding. Diluted net earnings per share is computed by dividing net earnings by the number of diluted weighted average common shares outstanding, and common share equivalents relating to stock options, unearned restricted stock and stock warrants, if dilutive. Refer to Exhibit 11.0 attached hereto for a detailed computation of earnings per share.
Stock-Based Compensation - We maintain a stock option plan for the benefit of certain eligible employees and directors of the Company. Commencing January 1, 2006, we adopted Statement of Financial Accounting Standard No. 123R, “Share Based Payment” (“SFAS 123R”), using the modified prospective method of adoption, which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values over the requisite service period. The compensation cost we record for these awards is based on their fair value on the date of grant. The Company continues to use the Black Scholes option-pricing model as its method for valuing stock options. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate and dividend yield. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. Further information on our share-based payments can be found in Note 6 in the Notes to the Consolidated Financial Statements under Part I, Item 1.
Fair Values of Financial Instruments — Due to their short-term nature, the carrying value of our current financial assets and liabilities approximates their fair values. The fair value of long-term obligations, if recalculated based on current interest rates, would not significantly differ from the recorded amounts.
Income Taxes - The Company records income taxes in accordance with the liability method of accounting. Deferred income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities and federal operating loss carryforwards. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment. Tax benefits are recognized when management believes the benefit is more likely than not to be sustained upon review from the relevant authorities. If the Company were to record a liability for unrecognized tax benefits, interest and penalties would be recorded as a component of income tax expense. Income taxes are calculated based on management’s estimate of the Company’s effective tax rate, which takes into consideration a federal tax rate of 34% and a net effective state tax rate of approximately 7%. This normal effective tax rate of 41% is less than the tax rate resulting from income tax expense we recognized during the quarter due to the tax rate effects of compensation expense for incentive stock options.
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
Segment Data:

	Three Months Ended
	March 31,
	2008	2007
REVENUE:
Fitness Management
Staffing Services	$9,706,347	$9,980,516
Program and Consulting Services	619,759	694,234

	10,326,106	10,674,750

Health Management
Staffing Services	4,295,744	3,679,504
Program and Consulting Services	4,080,817	2,235,779

	8,376,561	5,915,283

Total Revenue
Staffing Services	14,002,091	13,660,020
Program and Consulting Services	4,700,576	2,930,013

	$18,702,667	$16,590,033

GROSS PROFIT:
Fitness Management
Staffing Services	$2,115,870	$2,099,858
Program and Consulting Services	237,045	362,851

	2,352,915	2,462,709

Health Management
Staffing Services	938,907	911,965
Program and Consulting Services	2,050,443	1,435,220

	2,989,350	2,347,185

Total Gross Profit
Staffing Services	3,054,777	3,011,823
Program and Consulting Services	2,287,488	1,798,071

	$5,342,265	$4,809,894

NOTE 5. RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. However, on December 14, 2007, the FASB issued proposed FSP FAS 157-b, which would delay the effective date of SFAS 157 for all non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for 2008, we adopted SFAS 157 except as it applies to those non-financial assets and non-financial liabilities as noted in proposal FSP FAS 157-b. We do not believe the partial adoption of SFAS 157 will have a material impact on our consolidated financial position, results of operation or cash flows.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008 (our 2009 fiscal year). This statement will impact us if we complete an acquisition after the effective date.
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
In March 2008, the FASB issued statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (SFAS 133). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities to improve the transparency of financial reporting. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (our 2009 fiscal year). We do not believe the adoption of SFAS 161 will have a material effect on our consolidated financial statements.
NOTE 6. EQUITY
Stock Options - We maintain a stock option plan for the benefit of certain eligible employees and our directors. We have authorized 4,000,000 shares for grant under our 2005 Stock Option Plan, and a total of 832,150 shares of common stock were reserved for additional grants of options at March 31, 2008. Generally, the options outstanding are granted at prices equal to the market value of our stock on the date of grant, generally vest over four years and expire over a period of six or ten years from the date of grant.
For the three months ended March 31, 2008 and 2007, we recorded stock option compensation expense of $77,800 and $96,300, respectively. The compensation expense reduced diluted earnings per share by less than $0.01 for each of the three months ended March 31, 2008 and 2007.
As of March 31, 2008, approximately $985,000 of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 3.31 years.

The following table summarizes information about stock options at March 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual Life	Exercise	Number	Exercise
Exercise Prices	Outstanding	In Years	Price	Exercisable	Price
$0.30 — $0.39	60,500	0.87	$0.39	60,500	$0.39
0.47 — 0.69	170,000	1.55	0.55	170,000	0.55
0.95 — 1.25	174,000	1.94	1.19	166,500	1.20
1.26 — 2.27	356,100	3.87	1.84	323,600	1.82
2.28 — 3.05	1,345,500	4.70	2.69	521,875	2.72

	2,106,100	3.97	$2.18	1,242,475	$1.87

We use the Black-Scholes option pricing model using weighted average assumptions for options granted to determine the fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Three Months Ended
	March 31,
	2008	2007
Risk-free interest rate	2.83%	4.69%
Expected volatility	41.0%	52.6%
Expected life (in years)	4.25	4.25
Dividend yield	—	—
Option transactions under the 2005 Stock Option Plan during the first quarter ended March 31, 2008 are summarized as follows:

		Weighted		Weighted
		Average	Aggregate	Average
		Exercise	Intrinsic	Remaining
	Options	Price	Value	Term
Outstanding at December 31, 2007	2,338,300	$1.96
Granted	385,000	2.55
Exercised	(297,200)	0.57
Canceled/Forfeited	(320,000)	2.45

Outstanding at March 31, 2008	2,106,100	$2.18	$807,738	3.96
Exercisable at March 31, 2008	1,242,475	$1.87	$786,014	3.17
Restricted Stock - In connection with our employment agreement dated as of December 1, 2006 with Gregg O. Lehman, Ph.D., our President and Chief Executive Officer, on January 1, 2007 we granted an award of 50,000 shares of restricted common stock to Mr. Lehman. This restricted common stock vests in three equal installments on the first of the year for each of 2007, 2008 and 2009. For the three months ended March 31, 2008 and 2007, we recorded stock-based compensation of $5,521 and $60,730, respectively, related to this grant, which was valued using a price of $2.65 per share. As of March 31, 2008, $16,562 of unrecognized compensation costs related to the non-vested portion of this award will be recognized through December 31, 2008.
Employee Stock Purchase Plan - We maintain an Employee Stock Purchase Plan, which allows employees to purchase shares of our common stock at 95% of the fair market value. A total of 1,000,000 shares of common stock are reserved for issuance under this plan, of which 297,082 shares are unissued and remain available for issuance at March 31, 2008.

Equity Incentive Plan - At our Annual Meeting of Shareholders on May 21, 2007, our shareholders approved the implementation of our 2007 Equity Incentive Plan (the “Equity Plan”). The Equity Plan was developed to provide our executives with restricted stock incentives if certain financial targets are achieved for calendar years 2007 through 2009. In lieu of selecting restricted stock, and at the discretion of our Board of Directors, executives can choose to receive a cash bonus under our 2007 Cash Incentive Plan (the “Cash Plan”). The performance objectives, and monetary potential of grants under the Cash Plan would be the same as those under the Equity Plan and participants would receive their cash bonuses at the same time as the restricted stock vests under the Equity Plan. Restricted stock granted under the Equity Plan through March 31, 2008 is earned on an annual basis upon achievement of certain financial objectives for each of 2007, 2008 and 2009. All such shares earned during these years will vest upon completion of our 2009 annual audit. For the three months ended March 31, 2008, we recorded $100,319 of stock-based compensation related to elections under the Equity Plan, which was valued using a price of $2.78 per share, the market value of our common stock on the grant date. We also accrued $7,510 of bonus expense related to elections under the Cash Plan. As of March 31, 2008, $1,516,000 of unrecognized compensation costs related to the non-vested portion of this program will be recognized through March 2010.
Accrued Acquisition Earnout - In accordance with the Stock Purchase Agreement executed in connection with our acquisition of HealthCalc.Net, Inc. on December 23, 2005, we agreed to pay the shareholders of HealthCalc a contingent earnout payment based upon the achievement of specific 2007 revenue objectives. In accordance with the Stock Purchase Agreement executed in this transaction, the contingent earnout payment could be made by us in cash, stock or a combination thereof. At December 31, 2006, we recorded a liability of $1,475,000 in favor of the former shareholders of HealthCalc representing the contingent earnout payment, with the offset reflected as an increase to goodwill. On March 27, 2007, our Board of Directors determined that this earnout payment would be made by a cash payment of $737,500 and the issuance of 262,590 shares of common stock, which was determined using an average closing share price of $2.81 for the twenty-one trading days preceding the date of payment. We made the cash payment on March 28, 2007 and issued the common stock effective on March 27, 2007.
Common Stock Repurchase Plan - On March 24, 2008, we announced that our Board of Directors authorized the repurchase of up to $2.5 million of the Company’s outstanding common stock. Under the plan, the Company may repurchase shares on the open market in amounts and at times deemed appropriate by management and in accordance with applicable securities rules and regulations. Share repurchases will be funded by the Company’s available working capital. The timing and amount of any such repurchases under the plan will depend on share price, economic and market conditions and applicable corporate and regulatory requirements. The share repurchase plan was effective on April 1, 2008 and will continue for a period of six months from commencement date, subject to the Company’s right to announce earlier termination or an extension of the plan. The plan does not require the Company to repurchase a specific number of shares, and may be modified, suspended, or discontinued at any time.
NOTE 8. CONTINGENCIES
Legal Proceedings - We are involved in various claims and lawsuits incident to the operation of our business. We believe that the outcome of such claims will not have a material adverse effect on our financial condition, results of operation, or cash flows.
Liquidated Damages - In accordance with the terms of the PIPE Transaction, we were required to file with the SEC, within sixty (60) days from the Effective Date, a registration statement covering the common shares issued and issuable in the PIPE Transaction. We were also required to cause the registration statement to be declared effective on or before the expiration of one hundred twenty (120) days from the Effective Date. We would have been subject to liquidated damages of one percent (1%) per month of the aggregate gross proceeds ($10,200,000), if we failed to meet these date requirements. On March 10, 2006, the SEC declared effective our registration statement and, as a result, we did not pay any liquidated damages for failure to meet the filing and effectiveness date requirements. We could have nevertheless been subject to the foregoing liquidated damages if we failed (subject to certain permitted circumstances) to maintain the effectiveness of the registration statement. On June 15, 2006, we entered into an agreement with the accredited investors to amend the Registration Rights Agreement to cap the amount of liquidated damages we could pay at 9% of the aggregate purchase price paid by each accredited investor. On May 1, 2008, in accordance with the terms of the Registration Rights Agreement we deregistered all shares that remained unsold under the registration statement and terminated the offering of the common shares issued and issuable in the PIPE transaction. Holders of these shares may continue to sell the shares without volume limitations as may be permitted by Rule 144 under the Securities Act of 1933, as amended.
Patent Matter - In March 2007, we received a letter from a patent holder inquiring about our interest in negotiating a license for certain technology patents owned by the patent holder, which pertain to certain aspects of the electronic collection, use and management of health-related electronic data. We do not believe these patents are material based on our initial review, and it is unlikely we will be interested in a license on any material terms. However, we are currently conducting a more detailed review of this matter.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing under Item 1 of Part 1. Some of the information contained in this discussion and analysis or set forth elsewhere in this quarterly report, including information with respect to our plans and strategy for our business and expected financial results, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” under Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
CRITICAL ACCOUNTING POLICIES
Our most critical accounting policies, which are those that require significant judgment, include: revenue recognition, trade and other accounts receivable, goodwill and stock-based compensation. A more in-depth description of these can be found in Note 3 to the interim consolidated financial statements included in this Quarterly Report and Note 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
BUSINESS DESCRIPTION
As a leading provider of population health improvement services and programs to corporations, hospitals, communities and universities located in the United States and Canada, we currently manage 229 corporate fitness center sites, 171 corporate health management sites and 103 unstaffed health management programs.
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

RESULTS OF OPERATIONS
The following table sets forth our statement of operations data as a percentage of total revenues for the quarter ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007
REVENUE	100.0%	100.0%

COSTS OF REVENUE	71.4	71.0

GROSS PROFIT	28.6	29.0

OPERATING EXPENSES
Salaries	15.9	14.5
Other selling, general and administrative	9.4	8.9
Amortization of acquired intangible assets	0.2	0.3

Total operating expenses	25.6	23.7

OPERATING INCOME	3.0	5.3

OTHER INCOME (EXPENSE)	0.0	0.0

EARNINGS BEFORE INCOME TAXES	3.0	5.3

INCOME TAX EXPENSE	1.3	2.2

NET EARNINGS	1.7%	3.1%

Results of Operations for the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007.
Revenue. Revenue increased $2,113,000, or 12.7%, to $18,703,000 for the three months ended March 31, 2008, from $16,590,000 for the three months ended March 31, 2007.
Our Fitness Management segment declined $348,000, which included a decline in staffing services of $274,000 and a decline in program and consulting services of $74,000. This revenue decline is primarily due to the termination of a large automotive contract in the first quarter of 2007.
Our Health Management segment contributed total growth of $2,461,000, which includes growth of $616,000 from staffing services and growth of $1,845,000 from program and consulting services. Overall, the growth in staffing revenue is attributable to new customers and the expansion of sales to existing customers. The increase in program and consulting services revenue is primarily due to an increase in biometric screening services, health coaching and advising services and recurring revenue growth from eHealth platform sales.
During the first quarter of 2008, we obtained nine new customer commitments in our Health Management segment that may realize incremental annualized revenue of approximately $2.0 million. In our Fitness Management segment, we did not obtain any new customer commitments during the quarter. The $2.0 million total for potential incremental annualized revenue is offset by a potential annualized revenue loss of $0.4 million from fitness management contract cancellations that occurred during the quarter.
Gross Profit. Gross profit increased $532,000, or 11.1%, to $5,342,000 for the three months ended March 31, 2008, from $4,810,000 for the three months ended March 31, 2007.
Of this increase in gross profit, our Fitness Management segment declined $110,000, which includes a small increase of $16,000 from staffing services and a decline of $126,000 from program and consulting services. The overall decline in gross profit is primarily due to lower revenue and higher costs relating to fitness program services, including personal training, massage therapy and our branded walking program.
Our Health Management segment contributed gross profit growth of $642,000, which includes growth of $27,000 from staffing services and growth of $615,000 from program and consulting services. This growth in gross profit is primarily due to the 41.9% health management revenue growth we experienced during the first quarter of 2008.
Total gross margin in the three months ended March 31, 2008 decreased from 29.0% for the same period last year to 28.6%. Gross margin for our Health Management segment declined in the quarter from 39.7% to 35.7%. This result is due to a gross margin decrease for staffing services, which declined to 21.9%, from 24.8% in the same period last year, and a gross margin decrease for programs and consulting services, which fell to 50.2%, from 64.2% in the same period last year. The gross margin decrease for staffing services is primarily attributed to higher staff costs and lower margins on revenue growth we achieved for the quarter. The decrease in gross margin for programs and consulting services is due in part to lower pricing for new health management business we won in 2007, and the cost of additional screening and health coaching staff we hired in late 2007 to meet forecasted future demand for these services. We believe that our Health Management margins will improve over the remainder of the year as we implement new customers, which will allow us to better leverage the investments we made in 2007 to improve our service delivery infrastructure.
Gross margin for our Fitness Management segment fell in the three months ended March 31, 2008 to 22.8%, from 23.1% for the same period of 2007. This result is primarily due to a gross margin decrease for program and consulting services, which fell to 38.2%, from 52.3%. This margin decrease is primarily due to lower revenue and higher costs relating to fitness program services, including personal training, massage therapy and our branded walking program. Gross profit for staffing services increased from 21.0% to 21.8%.
Operating Expenses and Operating Income. Operating expenses increased $855,000, or 21.8%, to $4,779,000 for the three months ended March 31, 2008, from $3,924,000 for the three months ended March 31, 2007.
This increase is due to a $574,000, or 23.9% increase in salaries, and a $281,000, or 19.0% increase in other selling, general and administrative expenses. These increases are primarily due to planned investments we made subsequent to first quarter of 2007 to strengthen our management infrastructure in certain operating areas, including Research, Development and Outcomes, Marketing, Technology and Account Services, in order to support our future revenue growth plans.
Operating margin declined to 3.0% for the first quarter 2008, from 5.3% for the same period 2007. This decrease is primarily due to the investments we made in our business operations to support our future growth plans.
Other Income and Expense. Interest expense was inconsequential during the quarters ended March 31, 2008 and 2007, respectively.
Income Taxes. Income tax expense decreased $130,000 to $240,000 for the three months ended March 31, 2008, from $371,000 for the three months ended March 31, 2007. The decrease is primarily due to lower operating income for the quarter ended March 31, 2008 as compared to same period of 2007.
Our effective tax rate was 42.5% of earnings before income taxes for the first quarter of 2008, compared to 42.0% for the same period last year. Compared to a normal effective tax rate of 41%, our current effective tax rate is slightly higher due primarily to the non-deductibility of compensation expense for incentive stock options.
Net Earnings. As a result of the above, net earnings for the quarter ended March 31, 2008 decreased approximately $187,000 to $325,000, compared to net earnings of $512,000 for the quarter ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES
Our working capital increased $908,000 to $9,368,000 for the three months ended March 31, 2008, from $8,460,000 at December 31, 2007. This increase is attributable to a larger decrease in our current liabilities than the decrease we experienced in current assets.
In addition to cash flows generated from operating activities, our other primary source of liquidity and working capital is provided by a $7,500,000 Credit Agreement with Wells Fargo Bank, N.A. (the “Wells Loan”). At our option, the Wells Loan bears interest at prime, or the one-month LIBOR plus a margin of 2.25% to 2.75% based upon our Senior Leverage Ratio (effective rate of 5.25% and 7.25% at March 31, 2008 and December 31, 2007, respectively). The availability of the Wells Loan decreases $250,000 on the last day of each calendar quarter, beginning September 30, 2003, and matures on June 30, 2009, as amended. Working capital advances from the Wells Loan are based upon a percentage of our eligible accounts receivable, less any amounts drawn and outstanding. The facility provided maximum borrowing capacity of $3,250,000 at March 31, 2008 and December 31, 2007, respectively, and no debt was outstanding on those dates. All borrowings are collateralized by substantially all of our assets. At March 31, 2008, we were in compliance with all of our financial covenants.
On March 24, 2008, we announced that our Board of Directors authorized the repurchase of up to $2.5 million of the Company’s outstanding common stock. Under the plan, the Company may repurchase shares on the open market in amounts and at times deemed appropriate by management and in accordance with Rule 10b-18 and other securities and other rules and regulations. Share repurchases will be funded by the Company’s available working capital. The timing and amount of any such repurchases under the plan will depend on share price, economic and market conditions and applicable corporate and regulatory requirements. The share repurchase plan was effective on April 1, 2008 and will continue for a period of six months from commencement date, subject to the Company’s right to announce earlier termination or an extension of the plan. The plan does not require the Company to repurchase a specific number of shares, and may be modified, suspended, or discontinued at any time.
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
OFF-BALANCE SHEET ARRANGEMENTS
As of March 31, 2008, the Company had no off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities.
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
Forward-looking statements include all statements based on future expectations and specifically include, among other things, statements relating to our belief that our Health Management margins will improve over the remainder of the year as we implement new customers, which will allow us to better leverage the investments we made in 2007 to improve our service delivery infrastructure, forecasted future demand of our screening and health coaching services, our planned investments made to strengthen our management infrastructure in order to support our future revenue growth plans, our belief that sources of capital to meet our obligations will be provided by cash generated through operations and the Wells Loan, and our belief that our current and available resources will enable us to finance our working capital needs without having to raise additional capital, as well as statements regarding increasing revenue, improving margins, marketing efforts, competitive conditions, the effect of price competition and changes to the economy, the sufficiency of our liquidity and capital resources, and our share repurchase plan. In addition, the estimated annualized revenue value of our new and lost contracts is a forward looking statement, which is based upon an estimate of the anticipated annualized revenue to be realized or lost. Such information should be used only as an indication of the activity we have recently experienced in our two business segments. These estimates, when considered together, should not be considered an indication of the total net, incremental revenue growth we expect to generate in any year, as actual net growth may differ from these estimates due to actual staffing levels, participation rates and contract duration, in addition to other revenue we may lose in the future due to contract termination. Any statements that are not based upon historical facts, including the outcome of events that have not yet occurred and our expectations for future performance, are forward-looking statements. The words “potential,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” “plan,” “anticipate,” and similar words and expressions are intended to identify forward-looking statements. Such statements are based upon the current beliefs and expectations of our management. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, our inability to deliver the health management services demanded by major corporations and other clients, our inability to successfully cross-sell health management services to our fitness management clients, our inability to successfully obtain new business opportunities, our failure to have sufficient resources to make investments, our ability to make investments and implement strategies successfully, continued delays in obtaining new commitments and implementing services, and those matters identified and discussed in Item 1A of this Form 10-K under “Risk Factors.”
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
ITEM 4. CONTROLS AND PROCEDURES
Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of March 31, 2008. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2008 that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Refer to Item 3 (Legal Proceedings) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, including the important information in “Private Securities Litigation Reform Act,” you should carefully consider the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended December 31, 2007. Those factors, if they were to occur, could cause our actual results to differ materially from those expressed in our forward-looking statements in this report, and materially adversely affect our financial condition or future results. Although we are not aware of any other factors that we currently anticipate will cause our forward-looking statements to differ materially from our future actual results, or materially affect the Company’s financial condition or future results, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS
(a) Exhibits — See Exhibit Index on page following signatures

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2008	HEALTH FITNESS CORPORATION

	By	/s/ Gregg O. Lehman

Gregg O. Lehman
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Wesley W. Winnekins

Wesley W. Winnekins
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
HEALTH FITNESS CORPORATION
FORM 10-Q

Exhibit No.	Description

3.4	Restated Bylaws of the Company, as amended February 11, 2008 - incorporated by reference to Exhibit 3.4 to our Form 10-K for the fiscal year ended December 31, 2007

*10.1	Agreement for Separation From Employment, dated January 31, 2008, between the Company and Jerry V. Noyce — incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated January 31, 2008

*10.2	Consulting Agreement, dated January 31, 2008, between the Company and Jerry V. Noyce — incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated January 31, 2008

*10.3	Employment Agreement, dated February 1, 2008, between the Company and John E. Griffin — incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated January 31, 2008

*10.4	Employment Agreement, dated February 1, 2008, between the Company and James O. Reynolds — incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated January 31, 2008

*10.5	2008 Executive Bonus Plan — incorporated by reference to Exhibit 10.45 to our Form 10-K for the fiscal year ended December 31, 2007

*10.6	Compensation Arrangements for Executive Officers for Fiscal Year 2008 — incorporated by reference to Exhibit 10.46 to our Form 10-K for the fiscal year ended December 31, 2007

**11.0	Statement re: Computation of Earnings per Share

**31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement

**	Filed herewith