Form 10-Q
period 2008-06-30
Health Fitness Corp /MN/
filed 2008-08-13
CIK 886432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares outstanding of the registrant’s common stock as of August 11, 2008 was: Common Stock, $0.01 par value, 19,276,810 shares.

Health Fitness Corporation
Consolidated Financial Statements

PART I. — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
HEALTH FITNESS CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
JUNE 30, 2008 AND DECEMBER 31, 2007

	June 30,	December 31,
	2008	2007
ASSETS

CURRENT ASSETS
Cash	$201,722	$1,946,028
Trade and other accounts receivable, less allowances of $242,800 and $243,300	13,570,650	14,686,879
Inventory	589,784	569,458
Prepaid expenses and other	473,885	226,891
Deferred tax assets	406,367	406,367

Total current assets	15,242,408	17,835,623

PROPERTY AND EQUIPMENT, net	1,313,692	1,400,570

OTHER ASSETS
Goodwill	14,546,250	14,546,250
Software, less accumulated amortization of $1,033,100 and $795,100	1,805,649	1,734,920
Trademark, less accumulated amortization of $395,100 and $345,500	97,936	147,561
Other intangible assets, less accumulated amortization of $277,700 and $241,700	251,417	287,334
Other	1,401	9,807

	$33,258,753	$35,962,065

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Trade accounts payable	$1,012,088	$2,121,154
Accrued salaries, wages, and payroll taxes	3,876,816	4,011,580
Other accrued liabilities	521,904	1,187,045
Accrued self funded insurance	289,357	333,724
Line of credit	640,068	—
Deferred revenue	1,299,483	1,722,254

Total current liabilities	7,639,716	9,375,757

DEFERRED TAX LIABILITY	108,623	108,623

LONG-TERM OBLIGATIONS	—	—

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 50,000,000 shares authorized; 19,221,576 and 19,928,590 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	192,216	199,285
Additional paid-in capital	27,703,966	29,350,211
Accumulated comprehensive loss from foreign currency translation	(57,782)	(56,413)
Accumulated deficit	(2,327,986)	(3,015,398)

	25,510,414	26,477,685

	$33,258,753	$35,962,065

See notes to consolidated financial statements.

HEALTH FITNESS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
REVENUE	$18,815,458	$16,979,167	$37,518,125	$33,569,200

COSTS OF REVENUE	13,278,965	12,223,734	26,639,367	24,003,873

GROSS PROFIT	5,536,493	4,755,433	10,878,758	9,565,327

OPERATING EXPENSES
Salaries	3,026,310	2,645,073	5,998,687	5,043,875
Other selling, general and administrative	1,832,102	1,691,109	3,595,767	3,173,634
Amortization of acquired intangible assets	42,770	42,770	85,540	85,540

Total operating expenses	4,901,182	4,378,952	9,679,994	8,303,049

OPERATING INCOME	635,311	376,481	1,198,764	1,262,278

OTHER INCOME (EXPENSE)
Interest expense	(3,208)	(4,591)	(4,131)	(6,690)
Other, net	(1,211)	4,090	1,074	2,576

EARNINGS BEFORE INCOME TAXES	630,892	375,980	1,195,707	1,258,164

INCOME TAX EXPENSE	268,192	202,976	508,295	573,493

NET EARNINGS	$362,700	$173,004	$687,412	$684,671

NET EARNINGS PER SHARE:
Basic	$0.02	$0.01	$0.03	$0.04
Diluted	0.02	0.01	0.03	0.03

WEIGHTED AVERAGE COMMON SHARES:
Basic	19,727,954	19,702,693	19,906,247	19,508,107
Diluted	19,984,737	20,558,007	20,281,772	20,415,501
See notes to consolidated financial statements

HEALTH FITNESS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$687,412	$684,671
Adjustments to reconcile net earnings to net cash used in operating activities:
Stock-based compensation	411,973	386,338
Depreciation and amortization	549,608	457,609
Change in assets and liabilities, net of assets acquired:
Trade and other accounts receivable	1,116,229	(22,847)
Inventory	(20,326)	(482,223)
Prepaid expenses and other	(246,994)	(226,603)
Other assets	8,406	6,671
Trade accounts payable	(1,110,435)	(603,508)
Accrued liabilities and other	(844,272)	381,047
Deferred revenue	(422,771)	(453,101)

Net cash provided by operating activities	128,830	128,054

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(139,234)	(510,978)
Capitalized software development costs	(308,683)	(163,940)
Business acquisition, net of cash acquired	—	(20,205)
Net cash payment made for acquisition	—	(737,500)

Net cash used in investing activities	(447,917)	(1,432,623)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	3,003,110	7,229,742
Repayments under line of credit	(2,363,042)	(6,955,251)
Costs from issuance of preferred stock	—	(17,415)
Repurchase of common stock	(2,354,923)	—
Proceeds from the issuance of common stock	92,206	21,249
Proceeds from the exercise of stock options	197,429	170,532

Net cash (used in) provided by financing activities	(1,425,220)	448,857

NET DECREASE IN CASH	(1,744,306)	(855,712)

CASH AT BEGINNING OF PERIOD	1,946,028	987,465

CASH AT END OF PERIOD	$201,722	$131,753

SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow information:
Cash paid for interest	$4,132	$3,153
Cash paid for taxes	720,958	101,364

Noncash investing and financing activities affecting cash flows:
Common stock issued for acquisition earnout	—	737,500
See notes to consolidated financial statements.

HEALTH FITNESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 1. ORGANIZATION
Health Fitness Corporation, a Minnesota corporation (also referred to as “we,” “us,” “our,” the “Company,” or “Health Fitness”), is a leading provider of population health improvement services and programs to corporations, hospitals, communities and universities located in the United States and Canada. We currently manage 226 corporate fitness center sites, 173 corporate health management sites and 104 unstaffed health management programs.
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
NOTE 2. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Financial information as of December 31, 2007 has been derived from our audited consolidated financial statements. In accordance with the rules and regulations of the United States Securities and Exchange Commission, the Company has omitted footnote disclosures that would substantially duplicate the disclosures contained in the audited financial statements of the Company. The unaudited consolidated financial statements should be read together with the financial statements for the year ended December 31, 2007, and the footnotes thereto included in the Company’s Form 10-K as filed with the United States Securities and Exchange Commission on March 26, 2008.
In the opinion of management, the interim consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the results for interim periods presented. These financial statements include some amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change in estimate is identified. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the operating results that may be expected for the year ended December 31, 2008.
NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Consolidation — The consolidated financial statements include the accounts of our Company and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Cash — We maintain cash balances at several financial institutions, and at times, such balances exceed insured limits. We have not experienced any losses in such accounts and we believe we are not exposed to any significant credit risk on cash. At June 30, 2008 and December 31, 2007, we had cash of approximately $110,300 and $59,400 (U.S. Dollars), respectively, in a Canadian bank account.

Trade and Other Accounts Receivable — Trade and other accounts receivable represent amounts due from companies and individuals for services and products. We grant credit to customers in the ordinary course of business, but generally do not require collateral or any other security to support amounts due. Management performs ongoing credit evaluations of customers. Accounts receivable from sales of services are typically due from customers within 30 to 90 days. Accounts outstanding longer than contractual payment terms are considered past due. We determine our allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customer’s current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole. We write off accounts receivable when they become uncollectible, and payments subsequently received on such receivable are credited to the allowance. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers and their geographic dispersion.
Inventories — Inventories, which consist primarily of health management resource materials and supplies used in our biometric screenings services, are stated at the lower of cost or market. Cost is determined using average cost, which approximates the first-in, first-out method.
Property and Equipment — Property and equipment are stated at cost. Depreciation and amortization are computed using both straight-line and accelerated methods over the useful lives of the assets.
Software Development Costs — We expense all costs of software development that we incur to establish technological feasibility of an enhancement, including activities related to initial planning, functionality design, health content sourcing and organization, technical performance requirements and assessing integration issues with the overall software system. Accordingly, software development costs incurred subsequent to the determination of technological feasibility are capitalized. Capitalization of costs ceases and amortization of capitalized software development costs commences when the products are available for their intended purpose. We amortize our capitalized software development costs using the straight-line method over the estimated economic life of the product, which is generally three to five years.
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
During the three and six months ended June 30, 2008, we capitalized $202,900 and $308,700, respectively, of software development costs related to enhancements we made to our eHealth platform. Such enhancements include the development of a program that will allow us to deliver our online health risk assessment services in multiple languages, a web-based point of sale system to electronically capture sales transactions and improvements to our platform data management infrastructure. These capitalized costs are captured within Software Technology, and will be amortized over the remaining economic life of the eHealth platform, or five years, once the programs are placed into service. We expect to recover our capitalized software development costs through the growth of our business, enhancements to our services, and cost efficiencies generated.
Goodwill — Goodwill represents the excess of the purchase price and related costs over the fair value of net assets of businesses acquired. The carrying value of goodwill is not amortized, but is tested for impairment on an annual basis or when factors indicating impairment are present. We elected to complete the annual impairment test of goodwill on December 31 of each year and determined that our goodwill relates to two reporting units for purposes of impairment testing.

Intangible Assets — Our intangible assets include trademarks and tradenames, software and other intangible assets, all of which are amortized on a straight-line basis. Trademarks and tradenames represent the value assigned to acquired trademarks and tradenames, and are amortized over a period of five years. Software represents the value assigned to an acquired web-based software program and is amortized over a period of five years. Other intangible assets include the value assigned to acquired customer lists, which is amortized over a period of six years, as well as deferred financing costs, which are amortized over the term of the related credit agreement.
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
Net Earnings Per Common Share — Basic net earnings per common share is computed by dividing net earnings by the number of basic weighted average common shares outstanding. Diluted net earnings per share is computed by dividing net earnings by the number of diluted weighted average common shares outstanding, and common share equivalents relating to stock options, unearned restricted stock and stock warrants, if dilutive. Refer to Exhibit 11.0 attached hereto for a detailed computation of earnings per share.
Stock-Based Compensation — We maintain a stock option plan for the benefit of certain eligible employees and directors of the Company. Commencing January 1, 2006, we adopted Statement of Financial Accounting Standard No. 123R, “Share Based Payment” (“SFAS 123R”), using the modified prospective method of adoption, which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values over the requisite service period. The compensation cost we record for these awards is based on their fair value on the date of grant. The Company continues to use the Black Scholes option-pricing model as its method for valuing stock options. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate and dividend yield. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. Further information on our share-based payments can be found in Note 6 in the Notes to the Consolidated Financial Statements under Part I, Item 1.

Fair Values of Financial Instruments — Due to their short-term nature, the carrying value of our current financial assets and liabilities approximates their fair values. The fair value of long-term obligations, if recalculated based on current interest rates, would not significantly differ from the recorded amounts.
Income Taxes — The Company records income taxes in accordance with the liability method of accounting. Deferred income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities and federal operating loss carryforwards. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment. Tax benefits are recognized when management believes the benefit is more likely than not to be sustained upon review from the relevant authorities. If the Company were to record a liability for unrecognized tax benefits, interest and penalties would be recorded as a component of income tax expense. Income taxes are calculated based on management’s estimate of the Company’s effective tax rate, which takes into consideration a federal tax rate of 34% and a net effective state tax rate of approximately 7%. This normal effective tax rate of 41% is less than the tax rate resulting from income tax expense we recognized during the three and six months ended June 30, 2007, due to the tax rate effects of compensation expense for incentive stock options.
Use of Estimates — Preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
Segment Data:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
REVENUE:
Fitness Management Revenue
Staffing Services	$9,836,999	$9,820,989	$19,543,346	$19,801,505
Program and Consulting Services	649,720	627,712	1,269,479	1,321,946

	10,486,719	10,448,701	20,812,825	21,123,451

Health Management Revenue
Staffing Services	4,569,055	3,920,775	8,864,799	7,600,279
Program and Consulting Services	3,759,684	2,609,691	7,840,501	4,845,470

	8,328,739	6,530,466	16,705,300	12,445,749

Total Revenue
Staffing Services	14,406,054	13,741,764	28,408,145	27,401,784
Program and Consulting Services	4,409,404	3,237,403	9,109,980	6,167,416

	$18,815,458	$16,979,167	$37,518,125	$33,569,200

GROSS PROFIT:
Fitness Management Gross Profit
Staffing Services	$2,350,240	$2,002,073	$4,466,110	$4,101,931
Program and Consulting Services	235,661	220,999	472,706	583,850

	2,585,901	2,223,072	4,938,816	4,685,781

Health Management Gross Profit
Staffing Services	1,237,896	1,010,607	2,176,803	1,922,572
Program and Consulting Services	1,712,696	1,521,754	3,763,139	2,956,974

	2,950,592	2,532,361	5,939,942	4,879,546

Total Gross Profit
Staffing Services	3,588,136	3,012,680	6,642,913	6,024,503
Program and Consulting Services	1,948,357	1,742,753	4,235,845	3,540,824

	$5,536,493	$4,755,433	$10,878,758	$9,565,327

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
In May 2008, the FASB issued statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not believe the adoption of SFAS 162 will have a material effect on our consolidated financial statements.
In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets, to provide guidance for determining the useful life of recognized intangible assets and to improve consistency between the period of expected cash flows used to measure the fair value of a recognized intangible asset and the useful life of the intangible asset as determined under SFAS 142. The FSP requires that an entity consider its own historical experience in renewing or extending similar arrangements. However, the entity must adjust that experience based on entity-specific factors under SFAS 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for fiscal years and interim periods that begin after November 15, 2008. The Company intends to adopt FSP FAS 142-3 effective January 1, 2009 and to apply its provisions prospectively to recognized intangible assets acquired after that date. The Company has periodically purchased recognized intangible assets and is in the process of evaluating the impact that the adoption of FSP FAS 142-3 will have on its financial statements.

NOTE 6. EQUITY
Stock Options — We maintain a stock option plan for the benefit of certain eligible employees and our directors. We have authorized 4,000,000 shares for grant under our 2005 Stock Option Plan, and a total of 718,849 shares of common stock were reserved for additional grants of options at June 30, 2008. Generally, the options outstanding are granted at prices equal to the market value of our stock on the date of grant, generally vest over four years and expire over a period of six or ten years from the date of grant.
For the three and six months ended June 30, 2008, we recorded stock option compensation expense of $159,800 and $237,600, respectively, compared to $196,600 and $292,900, respectively, for the three and six months ended June 30, 2007. The compensation expense, net of tax effects, reduced diluted earnings per share by approximately $0.01 for the three and six months ended June 30, 2008 and 2007.
As of June 30, 2008, approximately $895,600 of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.93 years.
The following table summarizes information about stock options at June 30, 2008:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual Life	Exercise	Number	Exercise
Exercise Prices	Outstanding	In Years	Price	Exercisable	Price
$0.30 – $0.39	60,500	0.87	$0.39	60,500	$0.39
0.47 – 0.69	95,000	2.27	0.54	95,000	0.54
0.95 – 1.25	174,000	1.94	1.19	166,500	1.20
1.26 – 2.27	469,401	4.42	1.92	436,901	1.91
2.28 – 3.05	1,345,500	4.70	2.69	521,875	2.72

	2,144,401	4.20	$2.24	1,280,776	$1.97

We use the Black-Scholes option pricing model using weighted average assumptions for options granted to determine the fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Three Months Ended
	June 30,
	2008	2007
Risk-free interest rate	2.92%	4.72%
Expected volatility	37.4%	40.0%
Expected life (in years)	3.0	3.0
Dividend yield	—	—

Option transactions under the 2005 Stock Option Plan during the first six months ended June 30, 2008 are summarized as follows:

		Weighted		Weighted
		Average	Aggregate	Average
		Exercise	Intrinsic	Remaining
	Options	Price	Value	Term
Outstanding at December 31, 2007	2,338,300	$1.96
Granted	498,301	2.46
Exercised	(372,200)	0.57
Canceled/Forfeited	(320,000)	2.45

Outstanding at June 30, 2008	2,144,401	$2.24	$345,755	3.94
Exercisable at June 30, 2008	1,280,776	$1.97	$338,443	3.33
Restricted Stock — In connection with our employment agreement dated as of December 1, 2006 with Gregg O. Lehman, Ph.D., our President and Chief Executive Officer, on January 1, 2007 we granted an award of 50,000 shares of restricted common stock to Mr. Lehman. This restricted common stock vests in three equal installments on the first of the year for each of 2007, 2008 and 2009. For the three and six months ended June 30, 2008, we recorded stock-based compensation related to this grant of $5,521 and $11,041, respectively, compared to $16,600 and $77,300, respectively, for the three and six months ended June 30, 2007. This grant was valued using a price of $2.65 per share, which was the market value of our common stock on the date of the grant. As of June 30, 2008, $11,041 of unrecognized compensation costs related to the non-vested portion of this award will be recognized through December 31, 2008.
On April 7, 2008, we granted an award of 20,000 shares of restricted stock to Wesley W. Winnekins, our Chief Financial Officer under the Equity Plan (as defined below). This restricted common stock vests in two equal installments on December 31, 2008 and 2009. For the three and six months ended June 30, 2008, we recorded stock-based compensation related to this grant of $10,952. This grant was valued using a price of $2.30 per share, which was the market value of our common stock on the date of the grant. As of June 30, 2008, $35,048 of unrecognized compensation costs related to the non-vested portion of this award will be recognized through December 31, 2009.
Employee Stock Purchase Plan — We maintain an Employee Stock Purchase Plan, which allows employees to purchase shares of our common stock at 95% of the fair market value. A total of 1,000,000 shares of common stock are reserved for issuance under this plan, of which 297,082 shares are unissued and remain available for issuance at June 30, 2008.
Equity Incentive Plan — At our Annual Meeting of Shareholders on May 21, 2007, our shareholders approved the implementation of our 2007 Equity Incentive Plan (the “Equity Plan”). The Equity Plan was developed to provide our executives with restricted stock incentives if certain financial targets are achieved for calendar years 2007 through 2009. In lieu of selecting restricted stock, and at the discretion of our Board of Directors, executives can choose to receive a cash bonus under our 2007 Cash Incentive Plan (the “Cash Plan”). The performance objectives, and monetary potential of grants under the Cash Plan would be the same as those under the Equity Plan and participants would receive their cash bonuses at the same time as the restricted stock vests under the Equity Plan. Restricted stock granted under the Equity Plan through June 30, 2008, other than the restricted stock granted to our Chief Financial Officer in April 2008 as described previously, is earned on an annual basis upon achievement of certain financial objectives for each of 2007, 2008 and 2009. All such shares earned during these years will vest upon completion of our 2009 annual audit. For the three and six months ended June 30, 2008, we recorded $66,904 and $167,223, respectively, of stock-based compensation related to elections under the Equity Plan, which was valued using a price of $2.78 per share, the market value of our common stock on the grant date. We also accrued $7,510 and $15,020 of bonus expense related to elections under the Cash Plan for the three and six months ended June 30, 2008. As of June 30, 2008, $1,441,600 of unrecognized compensation costs related to the non-vested portion of this program will be recognized through March 2010.

Accrued Acquisition Earnout — In accordance with the Stock Purchase Agreement executed in connection with our acquisition of HealthCalc.Net, Inc. on December 23, 2005, we agreed to pay the shareholders of HealthCalc a contingent earnout payment based upon the achievement of specific 2007 revenue objectives. In accordance with the Stock Purchase Agreement executed in this transaction, the contingent earnout payment could be made by us in cash, stock or a combination thereof. At December 31, 2006, we recorded a liability of $1,475,000 in favor of the former shareholders of HealthCalc representing the contingent earnout payment, with the offset reflected as an increase to goodwill. On March 27, 2007, our Board of Directors determined that this earnout payment would be made by a cash payment of $737,500 and the issuance of 262,590 shares of common stock, which was determined using an average closing share price of $2.81 for the twenty-one trading days preceding the date of payment. We made the cash payment on March 28, 2007 and issued the common stock effective on March 27, 2007.
Common Stock Repurchase Plan — During the three months ended June 30, 2008, we repurchased 1.14 million common shares at an aggregate cost of $2.3 million, including commissions of $34,000. All repurchased shares have been retired. This concludes the common stock repurchase plan, announced on March 24, 2008, authorizing the Company to repurchase up to $2.5 million of its outstanding common stock.
The following is a summary of the change in Stockholders’ Equity for the six month period ended June 30, 2008:

			Additional	Accumulated		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Capital	Income	Deficit	Equity	Income
BALANCE AT DECEMBER 31, 2007	19,928,590	$199,285	$29,350,211	$(56,413)	(3,015,398)	$26,477,685
Issuance of common stock through stock purchase plan	36,626	367	91,839	—	—	92,206
Redemption of common stock for option exercises	(6,582)	(66)	(16,243)	—	—	(16,309)
Issuance of common stock for option exercises	372,200	3,722	209,836	—	—	213,558
Issuance of common stock for executive compensation	37,983	380	50,699	—	—	51,079
Redemption of common stock for executive compensation	(5,880)	(59)	(14,642)	—	—	(14,701)
Repurchase of common stock through common stock repurchase plan	(1,141,361)	(11,413)	(2,343,509)	—	—	(2,354,922)
Executive equity compensation program	—	—	138,137	—	—	138,137
Stock option compensation	—	—	237,638	—	—	237,638
Net earnings	—	—	—	—	687,412	687,412	$687,412
Foreign currency translation	—	—	—	(1,369)	—	(1,369)	(1,369)

Comprehensive Income							$686,043

BALANCE AT JUNE 30, 2008	19,221,576	$192,216	$27,703,966	$(57,782)	$(2,327,986)	$25,510,414

NOTE 8. CONTINGENCIES
Legal Proceedings — We are involved in various claims and lawsuits incident to the operation of our business. We believe that the outcome of such claims will not have a material adverse effect on our financial condition, results of operation, or cash flows.
Liquidated Damages — In accordance with the terms of a Private Investment in Public Equity transaction in November 2005 (the “PIPE Transaction”), we were required to file with the SEC, within sixty (60) days from the Effective Date, a registration statement covering the common shares issued and issuable in the PIPE Transaction. We were also required to cause the registration statement to be declared effective on or before the expiration of one hundred twenty (120) days from the Effective Date. We would have been subject to liquidated damages of one percent (1%) per month of the aggregate gross proceeds ($10,200,000), if we failed to meet these date requirements. On March 10, 2006, the SEC declared effective our registration statement and, as a result, we did not pay any liquidated damages for failure to meet the filing and effectiveness date requirements. We could have nevertheless been subject to the foregoing liquidated damages if we failed (subject to certain permitted circumstances) to maintain the effectiveness of the registration statement. On June 15, 2006, we entered into an agreement with the accredited investors to amend the Registration Rights Agreement to cap the amount of liquidated damages we could pay at 9% of the aggregate purchase price paid by each accredited investor. On May 1, 2008, in accordance with the terms of the Registration Rights Agreement we deregistered all shares that remained unsold under the registration statement and terminated the offering of the common shares issued and issuable in the PIPE transaction. Holders of these shares may continue to sell the shares without volume limitations as may be permitted by Rule 144 under the Securities Act of 1933, as amended.
Patent Matter — In March 2007, we received a letter from a patent holder inquiring about our interest in negotiating a license for certain technology patents owned by the patent holder, which pertain to certain aspects of the electronic collection, use and management of health-related electronic data. We do not believe these patents are material based on our initial review, and it is unlikely we will be interested in a license on any material terms. However, we are currently conducting a more detailed review of this matter.
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
BUSINESS DESCRIPTION
As a leading provider of population health improvement services and programs to corporations, hospitals, communities and universities located in the United States and Canada, we currently manage 226 corporate fitness center sites, 173 corporate health management sites and 104 unstaffed health management programs.
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

RESULTS OF OPERATIONS
The following table sets forth our statement of operations data as a percentage of total revenues for the quarter and the six month period ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
REVENUE	100.0%	100.0%	100.0%	100.0%

COSTS OF REVENUE	70.6	72.0	71.0	71.5

GROSS PROFIT	29.4	28.0	29.0	28.5

OPERATING EXPENSES
Salaries	16.1	15.6	16.0	15.0
Other selling, general and administrative	9.8	10.0	9.6	9.5
Amortization of acquired intangible assets	0.2	0.2	0.2	0.2

Total operating expenses	26.1	25.8	25.8	24.7

OPERATING INCOME	3.3	2.2	3.2	3.8

OTHER INCOME (EXPENSE)	—	—	—	(0.1)

EARNINGS BEFORE INCOME TAXES	3.3	2.2	3.2	3.7

INCOME TAX EXPENSE	1.4	1.2	1.4	1.7

NET EARNINGS	1.9%	1.0%	1.8%	2.0%

Results of Operations for the quarter ended June 30, 2008 compared to the quarter ended June 30, 2007.
Revenue. Revenue increased $1,836,000, or 10.8%, to $18,815,000 for the three months ended June 30, 2008, from $16,979,000 for the three months ended June 30, 2007.
Our Fitness Management segment grew $38,000, which includes growth of $16,000 from staffing services and $22,000 from program and consulting services. Growth for the second quarter is primarily due to new business and incremental revenue from existing accounts that outpaced revenue lost from contracts that terminated during the first six months 2007.
Our Health Management segment contributed total growth of $1,798,000, which includes growth of $648,000 from staffing services and growth of $1,150,000 from program and consulting services. Overall, the growth in staffing revenue is attributable to new customers and the expansion of sales to existing customers. The increase in program and consulting services revenue is primarily due to an increase in biometric screening services and health coaching and advising services.
During the second quarter of 2008, we obtained two new customer commitments in our Health Management segment, and up-sold health management services to two existing fitness management customers, the total of which may realize incremental annualized revenue of approximately $1.9 million. In our Fitness Management segment, we did not obtain any new customer commitments during the quarter, but we did expand four existing customers, which may realize incremental annualized revenue of approximately $0.5 million. The $2.4 million total for potential incremental annualized revenue is offset by a potential annualized revenue loss of $0.2 million from fitness management contract cancellations that occurred during the quarter.
Gross Profit. Gross profit increased $781,000, or 16.4%, to $5,536,000 for the three months ended June 30, 2008, from $4,755,000 for the three months ended June 30, 2007.
Of this increase in gross profit, our Fitness Management segment grew $363,000, which includes growth of $348,000 from staffing services and $15,000 from program and consulting services. The overall increase in gross profit for staffing services is primarily due to higher margins on new business we have won since the last half of 2007, and improved margins on existing accounts.

Our Health Management segment contributed gross profit growth of $418,000, which includes growth of $227,000 from staffing services and growth of $191,000 from program and consulting services. This growth in gross profit is primarily due to the 27.5% health management revenue growth we experienced during the second quarter of 2008.
Total gross margin in the three months ended June 30, 2008 increased to 29.4% from 28.0% for the same period last year. Gross margin for our Health Management segment declined in the quarter from 38.8% to 35.4%. This decline is primarily due to a gross margin decrease for program and consulting services, which fell to 45.6% from 58.3% in the same period last year. This decline was partially offset by margin growth in staffing services, which increased to 27.1%, from 25.8% in the same period last year. The decrease in gross margin for program and consulting services is primarily due to lower pricing for new health management business we won in 2007, and the cost of additional screening and health coaching staff we hired in late 2007 to meet forecasted future demand for these services. We believe that we have the opportunity to improve our Health Management margins over the remainder of the year as we implement new customers, which will allow us to better leverage the investments we made in 2007 to improve our service delivery infrastructure.
Gross margin for our Fitness Management segment for the three months ended June 30, 2008 increased to 24.7%, from 21.3% for the same period of 2007. This result is primarily due to a gross margin increase for staffing services, which increased to 23.9%, from 20.4%, and program and consulting services, which increased to 36.3% from 35.2%. The margin increase for staffing services is primarily due to higher margins on new business and improved margins on existing accounts. The margin increase for program and consulting services is due primarily to an increase in personal training services.
Operating Expenses and Operating Income. Operating expenses increased $522,000, or 11.9%, to $4,901,000 for the three months ended June 30, 2008, from $4,379,000 for the three months ended June 30, 2007.
This increase is due to a $381,000, or 14.4% increase in salaries, and a $141,000, or 8.3% increase in other selling, general and administrative expenses. These increases are primarily due to planned investments we made subsequent to first quarter of 2007 to strengthen our management infrastructure in certain operating areas, including Research, Development and Outcomes, Marketing, Technology and Account Services, in order to support our future growth plans.
Operating margin increased to 3.4% for the second quarter 2008, from 2.2% for the same period 2007. This increase is primarily due to improvements in Fitness Management segment margins and Health Management segment revenue growth.
Other Income and Expense. Interest expense was inconsequential during the quarters ended June 30, 2008 and 2007, respectively.
Income Taxes. Income tax expense increased $65,000 to $268,000 for the three months ended June 30, 2008, from $203,000 for the same period last year. The increase is primarily due to higher operating income reduced by a lower effective tax rate for the quarter ended June 30, 2008 as compared to same period of 2007.
Our effective tax rate was 42.5% of earnings before income taxes for the second quarter of 2008, compared to 54.0% for the same period last year. Compared to a normal effective tax rate of 41%, our current effective tax rate is slightly higher due primarily to the non-deductibility of compensation expense for incentive stock options.
Net Earnings. As a result of the above, net earnings for the quarter ended June 30, 2008 increased approximately $190,000 to $363,000, compared to net earnings of $173,000 for the quarter ended June 30, 2007.

Results of Operations for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.
Revenue. Revenue increased $3,949,000, or 11.8%, to $37,518,000 for the six months ended June 30, 2008, from $33,569,000 for the six months ended June 30, 2007.
Our Fitness Management segment declined $311,000, which included a decline in staffing services of $258,000 and a decline in program and consulting services of $52,000. This revenue decline is primarily due to the termination of a large automotive contract in the first quarter of 2007.
Our Health Management segment contributed total growth of $4,260,000, which includes growth of $1,265,000 from staffing services and growth of $2,995,000 from program and consulting services. Overall, the growth in staffing revenue is attributable to new customers and the expansion of sales to existing customers. The increase in program and consulting services revenue is primarily due to an increase in our core health programs, including biometric screening services, health coaching and advising services and eHealth platform revenue.
During the first six months of 2008, we obtained eleven new customer commitments in our Health Management segment, and up-sold health management services to two existing fitness management customers, the total of which may realize incremental annualized revenue of approximately $3.9 million. In our Fitness Management segment, we did not obtain any new customer commitments during the first six months, but we did expand four existing customers, which may realize incremental annualized revenue of approximately $0.5 million. The $4.4 million total for potential incremental annualized revenue is offset by a potential annualized revenue loss of $0.6 million from fitness management contract cancellations that occurred during the first six months.
Gross Profit. Gross profit increased $1,313,000, or 13.7%, to $10,879,000 for the six months ended June 30, 2008, from $9,566,000 for the six months ended June 30, 2007.
Of this increase in gross profit, our Fitness Management segment increased $253,000, which includes an increase of $364,000 from staffing services and a decline of $111,000 from program and consulting services. The overall increase in gross profit for staffing services is primarily due to higher margins on new business and improved margins on existing accounts. The decline in gross profit for program and consulting services is primarily due the decline in sales and higher labor costs.
Our Health Management segment contributed gross profit growth of $1,060,000, which includes growth of $254,000 from staffing services and growth of $806,000 from program and consulting services. This growth in gross profit is primarily due to the 34.2% health management revenue growth we experienced during the first six months of 2008.
Total gross margin in the six months ended June 30, 2008 increased from 28.5% to 29.0% for the same period last year, which is primarily due to health management revenue representing a larger percentage of our total revenue. Gross margin for our Health Management segment declined in the first six months from 39.2% to 35.6%. This result is due to a gross margin decrease for program and consulting services, which declined to 48.0%, from 61.0% in the same period last year, and a gross margin decrease for staffing services, which decreased to 24.6%, from 25.3% in the same period last year. The gross margin decrease for staffing services is primarily attributed to lower pricing for new health management business we won during the last half of 2007. The decrease in gross margin for program and consulting services is primarily due to lower pricing for new health management business we won in 2007, and the cost of additional screening and health coaching staff we hired in late 2007 to meet forecasted future demand for these services. We believe that we have the opportunity to improve our Health Management margins over the remainder of the year as we implement new customers, which will allow us to better leverage the investments we made in 2007 to improve our service delivery infrastructure.

Gross margin for our Fitness Management segment increased in the six months ended June 30, 2008 to 23.7%, from 22.2% for the same period of 2007. This result is primarily due to a gross margin increase in staffing services, which increased to 22.9% from 20.7%. Gross profit for program and consulting services decreased from 44.2% to 37.2%. The gross margin increase for staffing services is primarily due to higher margins on new business and improved margins on existing accounts. The decline in gross margin for program and consulting services is primarily due to the decline in revenue and higher labor costs.
Operating Expenses and Operating Income. Operating expenses increased $1,377,000, or 16.6%, to $9,680,000 for the six months ended June 30, 2008, from $8,303,000 for the six months ended June 30, 2007.
This increase is due to a $955,000, or 18.9% increase in salaries, and a $422,000, or 13.3% increase in other selling, general and administrative expenses. These increases are primarily due to planned investments we made subsequent to the first quarter of 2007 to strengthen our management infrastructure in certain operating areas, including Research, Development and Outcomes, Marketing, Technology and Account Services, in order to support our future revenue growth plans.
Operating margin declined to 3.2% for the six months ended June 30, 2008, from 3.8% for the same period 2007. This decrease is primarily due to the investments we made in our business operations to support our future growth plans.
Other Income and Expense. Interest expense was inconsequential for the six months ended June 30, 2008 and 2007, respectively.
Income Taxes. Income tax expense decreased $65,000 to $508,000 for the six months ended June 30, 2008, from $573,000 for the six months ended June 30, 2007. The decrease is due to a lower effective tax rate and lower operating income for the first six months of 2008 as compared to the same period last year.
Our effective tax rate was 42.5% of earnings before income taxes for the first six months of 2008, compared to 45.6% for the same period last year. Compared to a normal effective tax rate of 41%, our current effective tax rate is higher due primarily to the non-deductibility of compensation expense for incentive stock options.
Net Earnings. As a result of the above, net earnings for the six months ended June 30, 2008 increased approximately $2,000 to $687,000, compared to net earnings of $685,000 for the six months ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES
Our working capital decreased $857,000 to $7,603,000 for the six months ended June 30, 2008, from $8,460,000 at December 31, 2007. This decrease is primarily due to $2.3 million of cash outlays to repurchase common shares outstanding, as discussed previously in Note 6, partially offset by borrowings under the Wells Fargo Line of Credit and other changes in current assets and liabilities.
In addition to cash flows generated from operating activities, our other primary source of liquidity and working capital is provided by a $7,500,000 Credit Agreement with Wells Fargo Bank, N.A. (the “Wells Loan”). At our option, the Wells Loan bears interest at prime, or the one-month LIBOR plus a margin of 2.25% to 2.75% based upon our Senior Leverage Ratio (effective rate of 5.00% and 7.25% at June 30, 2008 and December 31, 2007, respectively). The availability of the Wells Loan decreases $250,000 on the last day of each calendar quarter (to a floor of $3,250,000), beginning September 30, 2003, and matures on June 30, 2009, as amended. Working capital advances from the Wells Loan are based upon a percentage of our eligible accounts receivable, less any amounts drawn and outstanding. The facility provided maximum borrowing capacity of $3,250,000 at June 30, 2008 and December 31, 2007, respectively. Borrowings of $640,000 were outstanding at June 30, 2008, and no debt was outstanding at December 31, 2007. All borrowings are collateralized by substantially all of our assets. At June 30, 2008, we were in compliance with all of our financial covenants.
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
OFF-BALANCE SHEET ARRANGEMENTS
As of June 30, 2008, the Company had no off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities.
PRIVATE SECURITIES LITIGATION REFORM ACT
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Such “forward-looking” information is included in this Form 10-Q, including Item 2 of Part I, as well as in our Annual Report on Form 10-K for the year ended December 31, 2007 that was filed with the Securities and Exchange Commission, and in other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company).
Forward-looking statements include all statements based on future expectations and specifically include, among other things, statements relating to our belief that we have the opportunity to improve our Health Management margins over the remainder of the year as we implement new customers, which will allow us to better leverage the investments we made in 2007 to improve our service delivery infrastructure, forecasted future demand of our screening and health coaching services, our planned investments made to strengthen our management infrastructure in order to support our future revenue growth plans, our belief that sources of capital to meet our obligations will be provided by cash generated through operations and the Wells Loan, and our belief that our current and available resources will enable us to finance our working capital needs without having to raise additional capital, as well as statements regarding increasing revenue, improving margins, marketing efforts, competitive conditions, the effect of price competition and changes to the economy, the sufficiency of our liquidity and capital resources, and our share repurchase plan. In addition, the estimated annualized revenue value of our new and lost contracts is a forward looking statement, which is based upon an estimate of the anticipated annualized revenue to be realized or lost. Such information should be used only as an indication of the activity we have recently experienced in our two business segments. These estimates, when considered together, should not be considered an indication of the total net, incremental revenue growth we expect to generate in any year, as actual net growth may differ from these estimates due to actual staffing levels, participation rates and contract duration, in addition to other revenue we may lose in the future due to contract termination. Any statements that are not based upon historical facts, including the outcome of events that have not yet occurred and our expectations for future performance, are forward-looking statements. The words “potential,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” “plan,” “anticipate,” and similar words and expressions are intended to identify forward-looking statements. Such statements are based upon the current beliefs and expectations of our management. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, our inability to deliver the health management services demanded by major corporations and other clients, the level of demand for our services, customer acceptance of higher service pricing, our inability to successfully cross-sell health management services to our fitness management clients, our inability to successfully obtain new business opportunities, our failure to have sufficient resources to make investments, our ability to make investments and implement strategies successfully, our ability to limit and manage expenses, continued delays in obtaining new commitments and implementing services, and those matters identified and discussed in Item 1A of the Company’s Form 10K for the year ended December 31, 2007 and Item 1A of Part II of this Form 10-Q under “Risk Factors.”
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks related to changes in U.S. and international interest rates. The company’s borrowings under the Wells Fargo Line of Credit bear interest at a variable rate.
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
ITEM 4. CONTROLS AND PROCEDURES
Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of June 30, 2008. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2008 that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities in Second Quarter 2008

Approximate
			Total Number of	Dollar Value of
		Average	Shares Purchased	Shares that May
	Total Number of	Price Paid	as Part of Publicly	Yet Be Purchased
	Shares Purchased	per Share	Announced Plan	Under the Plan
May 1 – 31, 2008 (1)	1,141,361	$2.06	1,141,361	Not applicable

(1)	In March 2008, our Board of Directors authorized the repurchase of up to $2.5 million of the company’s outstanding common stock. We announced this repurchase plan on March 24, 2008. The purchases reported herein complete this repurchase plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a) The Annual Meeting of the Company’s shareholders was held on Thursday, May 29, 2008.
(b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management’s nominees, and the shareholders elected the following persons as directors of the Company to serve until the next annual meeting of shareholders:

Nominee	Number of Votes For	Number of Votes Withheld
Gregg O. Lehman	16,969,042	118,921
David F. Durenberger	16,969,042	118,921
K. James Ehlen, M.D	16,966,174	121,789
Robert J. Marzec	16,957,999	129,964
Jerry V. Noyce	16,970,164	117,799
John C. Penn	16,869,174	218,789
Curtis M. Selquist	16,970,174	117,789
Mark W. Sheffert	16,957,999	129,964
Linda Hall Whitman	16,860,999	226,964
Rodney A. Young	16,865,174	222,789

(c) By a vote of 16,368,048 shares in favor, 718,615 shares opposed, 1,299 shares abstaining, and 0 shares represented by broker nonvotes, the shareholders ratified the selection of Grant Thornton LLP as the Company’s independent auditors for the current fiscal year.
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS
(a) Exhibits — See Exhibit Index on page following signatures

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 2008	HEALTH FITNESS CORPORATION
	By	/s/ Gregg O. Lehman
Gregg O. Lehman
President and Chief Executive Officer (Principal Executive Officer)

	By	/s/ Wesley W. Winnekins
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