Form 10-Q
period 2008-09-30
Health Fitness Corp /MN/
filed 2008-11-13
CIK 886432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☑
The number of shares outstanding of the registrant’s common stock as of November 10, 2008 was: Common Stock, $0.01 par value, 9,639,039 shares.

Health Fitness Corporation
Consolidated Financial Statements

PART I. — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
HEALTH FITNESS CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

	September 30,	December 31,
	2008	2007
ASSETS

CURRENT ASSETS
Cash	$452,719	$1,946,028
Trade and other accounts receivable, less allowances of $241,900 and $243,300	13,437,875	14,686,879
Inventory	521,794	569,458
Prepaid expenses and other	476,943	226,891
Deferred tax assets	325,748	406,367

Total current assets	15,215,079	17,835,623

PROPERTY AND EQUIPMENT, net	1,215,042	1,400,570

OTHER ASSETS
Goodwill	14,546,250	14,546,250
Software, less accumulated amortization of $1,164,700 and $795,100	1,916,976	1,734,920
Trademark, less accumulated amortization of $420,000 and $345,500	73,124	147,561
Other intangible assets, less accumulated amortization of $295,600 and $241,700	233,459	287,334
Other	—	9,807

	$33,199,930	$35,962,065

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Trade accounts payable	$1,372,933	$2,121,154
Accrued salaries, wages, and payroll taxes	3,008,169	4,011,580
Other accrued liabilities	551,666	1,187,045
Accrued self funded insurance	278,050	333,724
Deferred revenue	1,106,371	1,722,254

Total current liabilities	6,317,189	9,375,757

DEFERRED TAX LIABILITY	261,327	108,623

LONG-TERM OBLIGATIONS	—	—

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 25,000,000 shares authorized; 9,639,039 and 9,964,295 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	96,390	99,642
Additional paid-in capital	28,076,859	29,449,854
Accumulated comprehensive loss from foreign currency translation	(65,199)	(56,413)
Accumulated deficit	(1,486,636)	(3,015,398)

	26,621,414	26,477,685

	$33,199,930	$35,962,065

See notes to consolidated financial statements.

HEALTH FITNESS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
REVENUE	$18,497,423	$17,153,058	$56,015,548	$50,722,258

COSTS OF REVENUE	12,510,045	12,268,332	39,149,412	36,272,205

GROSS PROFIT	5,987,378	4,884,726	16,866,136	14,450,053

OPERATING EXPENSES
Salaries	2,950,618	2,775,532	8,949,305	7,819,407
Other selling, general and administrative	1,485,206	1,835,136	5,080,973	5,008,770
Amortization of acquired intangible assets	42,771	42,771	128,311	128,311

Total operating expenses	4,478,595	4,653,439	14,158,589	12,956,488

OPERATING INCOME	1,508,783	231,287	2,707,547	1,493,565

OTHER INCOME (EXPENSE)
Interest expense	(16,252)	(16,681)	(20,383)	(23,371)
Other, net	(662)	(4,432)	412	(1,856)

EARNINGS BEFORE INCOME TAXES	1,491,869	210,174	2,687,576	1,468,338

INCOME TAX EXPENSE	650,519	193,151	1,158,814	766,644

NET EARNINGS	$841,350	$17,023	$1,528,762	$701,694

NET EARNINGS PER SHARE:
Basic	$0.09	$—	$0.16	$0.07
Diluted	0.09	—	0.15	0.07

WEIGHTED AVERAGE COMMON SHARES:
Basic	9,610,238	9,917,429	9,837,994	9,809,111
Diluted	9,688,941	10,433,468	9,982,990	10,288,673
See notes to consolidated financial statements

HEALTH FITNESS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$1,528,762	$701,694
Adjustments to reconcile net earnings to net cash used in operating activities:
Stock-based compensation	592,115	683,036
Depreciation and amortization	844,052	702,866
Deferred taxes	233,323	—
Change in assets and liabilities, net of assets acquired:
Trade and other accounts receivable	1,249,004	(106,675)
Inventory	47,664	(350,415)
Prepaid expenses and other	(250,052)	(323,881)
Other assets	9,807	10,587
Trade accounts payable	(757,007)	(681,928)
Accrued liabilities and other	(1,694,654)	(433,607)
Deferred revenue	(615,883)	(482,869)

Net cash provided by (used in) operating activities	1,187,131	(281,192)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(160,686)	(653,442)
Capitalized software development costs	(551,582)	(184,401)
Business acquisition, net of cash acquired	—	(32,914)
Net cash payment made for acquisition	—	(737,500)

Net cash used in investing activities	(712,268)	(1,608,257)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	13,549,495	17,416,233
Repayments under line of credit	(13,549,495)	(16,567,773)
Costs from issuance of preferred stock	—	(17,415)
Repurchase of common stock	(2,354,923)	—
Proceeds from the issuance of common stock	189,322	190,329
Proceeds from the exercise of stock options	197,429	132,370

Net cash (used in) provided by financing activities	(1,968,172)	1,153,744

NET DECREASE IN CASH	(1,493,309)	(735,705)

CASH AT BEGINNING OF PERIOD	1,946,028	987,465

CASH AT END OF PERIOD	$452,719	$251,760

SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow information:
Cash paid for interest	$13,667	$19,835
Cash paid for taxes	719,735	143,750

Noncash investing and financing activities affecting cash flows:
Common stock issued for acquisition earnout	—	737,500
See notes to consolidated financial statements.

HEALTH FITNESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. ORGANIZATION
Health Fitness Corporation, a Minnesota corporation (also referred to as “we,” “us,” “our,” the “Company,” or “Health Fitness”), is a leading provider of population health improvement services and programs to corporations, hospitals, communities and universities located in the United States and Canada. We currently manage 218 corporate fitness center sites, 169 corporate health management sites and 105 unstaffed health management programs.
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
NOTE 2. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Financial information as of December 31, 2007 has been derived from our audited consolidated financial statements. In accordance with the rules and regulations of the United States Securities and Exchange Commission, the Company has omitted footnote disclosures that would substantially duplicate the disclosures contained in the audited financial statements of the Company. The unaudited consolidated financial statements should be read together with the financial statements for the year ended December 31, 2007, and the footnotes thereto included in the Company’s Form 10-K as filed with the United States Securities and Exchange Commission on March 26, 2008.
In the opinion of management, the interim consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the results for interim periods presented. These financial statements include some amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change in estimate is identified. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the operating results that may be expected for the year ended December 31, 2008.
NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Consolidation – The consolidated financial statements include the accounts of our Company and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Cash – We maintain cash balances at several financial institutions, and at times, such balances exceed insured limits. We have not experienced any losses in such accounts and we believe we are not exposed to any significant credit risk on cash. At September 30, 2008 and December 31, 2007, we had cash of approximately $109,200 and $59,400 (U.S. Dollars), respectively, in a Canadian bank account.

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
Software Development Costs – We expense all costs of software development that we incur to establish technological feasibility of an enhancement, including activities related to initial planning, functionality design, health content sourcing and organization, technical performance requirements and assessing integration issues with the overall software system. Accordingly, software development costs incurred subsequent to the determination of technological feasibility are capitalized. Capitalization of costs ceases and amortization of capitalized software development costs commences when the products are available for their intended purpose. We amortize our capitalized software development costs using the straight-line method over the estimated economic life of the product, which is generally three to five years.
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
During the three and nine months ended September 30, 2008, we capitalized $242,900 and $551,600, respectively, of software development costs related to enhancements we made to our eHealth platform. Such enhancements include the development of a program that will allow us to deliver our online health risk assessment services in multiple languages, a web-based point of sale system to electronically capture sales and inventory transactions and improvements to our platform data management infrastructure. These capitalized costs are captured within Software Technology, and will be amortized over the remaining economic life of the eHealth platform, or five years, once the programs are placed into service. We expect to recover our capitalized software development costs through the growth of our business, enhancements to our services, and cost efficiencies generated.
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
Income Taxes – The Company records income taxes in accordance with the liability method of accounting. Deferred income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities and federal operating loss carryforwards. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment. Tax benefits are recognized when management believes the benefit is more likely than not to be sustained upon review from the relevant authorities. If the Company were to record a liability for unrecognized tax benefits, interest and penalties would be recorded as a component of income tax expense. Income taxes are calculated based on management’s estimate of the Company’s effective tax rate, which takes into consideration a federal tax rate of 34% and a net effective state tax rate of approximately 7%. This normal effective tax rate of 41% is less than the tax rate resulting from income tax expense we recognized during the three and nine months ended September 30, 2008, due to the tax rate effects of compensation expense for incentive stock options.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Segment Data:	2008	2007	2008	2007
REVENUE:
Fitness Management
Staffing Services	$9,702,089	$10,042,463	$29,245,435	$29,843,968
Program Services	618,839	579,607	1,888,318	1,901,553

	10,320,928	10,622,070	31,133,753	31,745,521

Health Management
Staffing Services	4,552,417	4,017,025	13,417,216	11,617,304
Program Services	3,624,078	2,513,963	11,464,579	7,359,433

	8,176,495	6,530,988	24,881,795	18,976,737

Total Revenue
Staffing Services	14,254,506	14,059,488	42,662,651	41,461,272
Program Services	4,242,917	3,093,570	13,352,897	9,260,986

	$18,497,423	$17,153,058	$56,015,548	$50,722,258

GROSS PROFIT:
Fitness Management
Staffing Services	$2,356,310	$2,176,722	$6,822,420	$6,278,653
Program Services	209,267	294,052	681,973	877,902

	2,565,577	2,470,774	7,504,393	7,156,555

Health Management
Staffing Services	1,279,853	1,036,109	3,456,656	2,958,681
Program Services	2,141,948	1,377,843	5,905,087	4,334,817

	3,421,801	2,413,952	9,361,743	7,293,498

Total Gross Profit
Staffing Services	3,636,163	3,212,831	10,279,076	9,237,334
Program Services	2,351,215	1,671,895	6,587,060	5,212,719

	$5,987,378	$4,884,726	$16,866,136	$14,450,053

NOTE 5. RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. However, on December 14, 2007, the FASB issued proposed FSP FAS 157-2, which would delay the effective date of SFAS 157 for all non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for 2008, we adopted SFAS 157 except as it applies to those non-financial assets and non-financial liabilities as noted in proposal FSP FAS 157-2. We do not believe the adoption of SFAS 157 or SFAS 157-2 will have a material impact on our consolidated financial position, results of operation or cash flows.
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
In March 2008, the FASB issued statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS 133). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities to improve the transparency of financial reporting. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (our 2009 fiscal year). We do not believe the adoption of SFAS 161 will have a material effect on our consolidated financial statements.
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
NOTE 6. EQUITY
Stock Options – We maintain a stock option plan for the benefit of certain eligible employees and our directors. We have authorized 2,000,000 shares for grant under our 2005 Stock Option Plan, and a total of 364,200 shares of common stock were reserved for additional grants of options at September 30, 2008. Generally, the options outstanding are granted at prices equal to the market value of our stock on the date of grant, generally vest over four years and expire over a period of six or ten years from the date of grant.
For the three and nine months ended September 30, 2008, we recorded stock option compensation expense of $96,800 and $334,400, respectively, compared to $296,700 and $683,000, respectively, for the three and nine months ended September 30, 2007. The compensation expense, net of tax effects, reduced diluted earnings per share by approximately $0.01 and $0.03 for the three and nine months ended September 30, 2008 and $0.03 and $0.07 for the three and nine months ended September 30, 2007.
As of September 30, 2008, approximately $804,600 of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.74 years.
The following table summarizes information about stock options at September 30, 2008:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual Life	Exercise	Number	Exercise
Exercise Prices	Outstanding	In Years	Price	Exercisable	Price
$0.60 – $0.78	30,250	0.87	$0.78	30,250	$0.78
0.94 – 1.38	47,500	2.27	1.07	47,500	1.07
1.90 – 2.50	87,000	1.94	2.39	83,250	2.41
2.52 – 4.54	240,550	4.47	3.82	222,425	3.81
4.56 – 6.10	662,125	4.71	5.38	260,938	5.44

	1,067,425	4.21	$4.46	644,363	$3.94

We use the Black-Scholes option pricing model using weighted average assumptions for options granted to determine the fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Three Months Ended
	September 30,
	2008	2007
Risk-free interest rate	2.99%	4.28%
Expected volatility	37.9%	39.2%
Expected life (in years)	3.53	3.0
Dividend yield	—	—

Option transactions under the 2005 Stock Option Plan during the first nine months ended September 30, 2008 are summarized as follows:

		Weighted		Weighted
		Average	Aggregate	Average
		Exercise	Intrinsic	Remaining
	Options	Price	Value	Term
Outstanding at December 31, 2007	1,169,150	$3.92
Granted	255,000	4.88
Exercised	(186,100)	1.14
Canceled/Forfeited	(170,625)	4.96

Outstanding at September 30, 2008	1,067,425	$4.46	$208,765	3.71
Exercisable at September 30, 2008	644,363	$3.94	$204,790	3.10
Restricted Stock – In connection with our employment agreement dated as of December 1, 2006 with Gregg O. Lehman, Ph.D., our President and Chief Executive Officer, on January 1, 2007 we granted an award of 25,000 shares of restricted common stock to Mr. Lehman. This restricted common stock vests in three equal installments on the first of the year for each of 2007, 2008 and 2009. For the three and nine months ended September 30, 2008, we recorded stock-based compensation related to this grant of $5,521 and $16,563, respectively, compared to $16,600 and $93,900, respectively, for the three and nine months ended September 30, 2007. This grant was valued using a price of $5.30 per share, which was the market value of our common stock on the date of the grant. As of September 30, 2008, $5,521 of unrecognized compensation costs related to the non-vested portion of this award will be recognized through December 31, 2008.
On April 7, 2008, we granted an award of 10,000 shares of restricted stock to Wesley W. Winnekins, our Chief Financial Officer under the Equity Plan (as defined below). This restricted common stock vests in two equal installments on December 31, 2008 and 2009. For the three and nine months ended September 30, 2008, we recorded stock-based compensation related to this grant of $10,952 and $21,905, respectively. This grant was valued using a price of $4.60 per share, which was the market value of our common stock on the date of the grant. As of September 30, 2008, $24,096 of unrecognized compensation costs related to the non-vested portion of this award will be recognized through December 31, 2009.
Employee Stock Purchase Plan – We maintain an Employee Stock Purchase Plan, which allows employees to purchase shares of our common stock at 95% of the fair market value. A total of 500,000 shares of common stock are reserved for issuance under this plan, of which 120,145 shares are unissued and remain available for issuance at September 30, 2008.
Equity Incentive Plan – At our Annual Meeting of Shareholders on May 21, 2007, our shareholders approved the implementation of our 2007 Equity Incentive Plan (the “Equity Plan”). The Equity Plan was developed to provide our executives with restricted stock incentives if certain financial targets are achieved for calendar years 2007 through 2009. In lieu of selecting restricted stock, and at the discretion of our Board of Directors, executives can choose to receive a cash bonus under our 2007 Cash Incentive Plan (the “Cash Plan”). The performance objectives, and monetary potential of grants under the Cash Plan would be the same as those under the Equity Plan and participants would receive their cash bonuses at the same time as the restricted stock vests under the Equity Plan. Restricted stock granted under the Equity Plan through September 30, 2008, other than the restricted stock granted to our Chief Financial Officer in April 2008 as described previously, is earned on an annual basis upon achievement of certain financial objectives for each of 2007, 2008 and 2009. All such shares earned during these years will vest upon completion of our 2009 annual audit. For the three and nine months ended September 30, 2008, we recorded $66,904 and $234,127, respectively, of stock-based compensation related to elections under the Equity Plan, which was valued using a price of $5.56 per share, the market value of our common stock on the grant date. We also accrued $7,510 and $22,530 of bonus expense related to elections under the Cash Plan for the three and nine months ended September 30, 2008. As of September 30, 2008, $1,367,200 of unrecognized compensation costs related to the non-vested portion of this program will be recognized through March 2010.

Accrued Acquisition Earnout – In accordance with the Stock Purchase Agreement executed in connection with our acquisition of HealthCalc.Net, Inc. on December 23, 2005, we agreed to pay the shareholders of HealthCalc a contingent earnout payment based upon the achievement of specific 2007 revenue objectives. In accordance with the Stock Purchase Agreement executed in this transaction, the contingent earnout payment could be made by us in cash, stock or a combination thereof. At December 31, 2006, we recorded a liability of $1,475,000 in favor of the former shareholders of HealthCalc representing the contingent earnout payment, with the offset reflected as an increase to goodwill. On March 27, 2007, our Board of Directors determined that this earnout payment would be made by a cash payment of $737,500 and the issuance of 131,295 shares of common stock, which was determined using an average closing share price of $5.62 for the twenty-one trading days preceding the date of payment. We made the cash payment on March 28, 2007 and issued the common stock effective on March 27, 2007.
Common Stock Repurchase Plan – During the three months ended June 30, 2008, we repurchased 570,000 common shares at an aggregate cost of $2.3 million, including commissions of $34,000. All repurchased shares have been retired. These purchases concluded the common stock repurchase plan, announced on March 24, 2008, authorizing the Company to repurchase up to $2.5 million of its outstanding common stock.
Reverse Stock Split – On October 6, 2008 we completed a one-for-two reverse stock split in order to qualify for listing on the American Stock Exchange, now known as the NYSE Alternext US. Except where specifically indicated, all common share information (including information related to stock options and other equity awards) and all “per share” information related to our common stock in this report has been restated to reflect the one-for-two reverse split. Pursuant to provisions in our stock options agreements and equity plans, the number of common shares available for purchase and issuance under these agreements and plans, and the exercise prices, were automatically adjusted to give proportionate effect to this reverse split.
The following is a summary of the change in Stockholders’ Equity for the nine month period ended September 30, 2008:

			Additional	Accumulated		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Capital	Income	Deficit	Equity	Income
BALANCE AT DECEMBER 31, 2007	9,964,294	$99,642	$29,449,854	($56,413)	($3,015,398)	$26,477,685
Issuance of common stock through stock purchase plan	46,709	467	188,855	—	—	189,322
Redemption of common stock for option exercises	(3,291)	(33)	(16,276)	—	—	(16,309)
Issuance of common stock for option exercises	186,100	1,861	211,697	—	—	213,558
Issuance of common stock for executive compensation	18,991	190	67,362	—	—	67,552
Redemption of common stock for executive compensation	(2,940)	(29)	(14,672)	—	—	(14,701)
Repurchase of common stock through common stock repurchase plan	(570,680)	(5,707)	(2,349,215)	—	—	(2,354,922)
Reverse stock split payout of fractional shares	(144)	(1)	(189)	—	—	(190)
Executive equity compensation program	—	—	205,041	—	—	205,041
Stock option compensation	—	—	334,402	—	—	334,402
Net earnings	—	—	—	—	1,528,762	1,528,762	$1,528,762
Foreign currency translation	—	—	—	(8,786)	—	(8,786)	(8,786)

Comprehensive Income							$1,519,976

BALANCE AT SEPTEMBER 30,2008	9,639,039	$96,390	$28,076,859	$(65,199)	$(1,486,636)	$26,621,414

NOTE 7. CONTINGENCIES
Legal Proceedings – We are involved in various claims and lawsuits incident to the operation of our business. We believe that the outcome of such claims will not have a material adverse effect on our financial condition, results of operation, or cash flows.
Liquidated Damages – In accordance with the terms of a Private Investment in Public Equity transaction in November 2005 (the “PIPE Transaction”), we were required to file with the SEC, within sixty (60) days from the Effective Date, a registration statement covering the common shares issued and issuable in the PIPE Transaction. We were also required to cause the registration statement to be declared effective on or before the expiration of one hundred twenty (120) days from the Effective Date. We would have been subject to liquidated damages of one percent (1%) per month of the aggregate gross proceeds ($10,200,000), if we failed to meet these date requirements. On March 10, 2006, the SEC declared effective our registration statement and, as a result, we did not pay any liquidated damages for failure to meet the filing and effectiveness date requirements. We could have nevertheless been subject to the foregoing liquidated damages if we failed (subject to certain permitted circumstances) to maintain the effectiveness of the registration statement. On June 15, 2006, we entered into an agreement with the accredited investors to amend the Registration Rights Agreement to cap the amount of liquidated damages we could pay at 9% of the aggregate purchase price paid by each accredited investor. On May 1, 2008, in accordance with the terms of the Registration Rights Agreement we deregistered all shares that remained unsold under the registration statement and terminated the offering of the common shares issued and issuable in the PIPE transaction. Holders of these shares may continue to sell the shares without volume limitations as may be permitted by Rule 144 under the Securities Act of 1933, as amended.
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

BUSINESS DESCRIPTION
As a leading provider of population health improvement services and programs to corporations, hospitals, communities and universities located in the United States and Canada, we currently manage 218 corporate fitness center sites, 169 corporate health management sites and 105 unstaffed health management programs.
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
RESULTS OF OPERATIONS
The following table sets forth our statement of operations data as a percentage of total revenues for the quarter and the nine month period ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
REVENUE	100.0%	100.0%	100.0%	100.0%

COSTS OF REVENUE	67.6%	71.5%	69.9%	71.5%

GROSS PROFIT	32.4%	28.5%	30.1%	28.5%

OPERATING EXPENSES
Salaries	16.0%	16.2%	16.0%	15.4%
Other selling, general and administrative	8.0%	10.7%	9.1%	9.9%
Amortization of acquired intangible assets	0.2%	0.3%	0.2%	0.2%

Total operating expenses	24.2%	27.2%	25.3%	25.5%

OPERATING INCOME	8.2%	1.3%	4.8%	3.0%

OTHER INCOME (EXPENSE)	(0.1%)	(0.1%)	(0.0%)	(0.1%)

EARNINGS BEFORE INCOME TAXES	8.1%	1.2%	4.8%	2.9%

INCOME TAX EXPENSE	3.5%	1.1%	2.1%	1.5%

NET EARNINGS	4.6%	0.1%	2.7%	1.4%

Results of Operations for the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007.
Revenue. Revenue increased $1,344,000, or 7.8%, to $18,497,000 for the three months ended September 30, 2008, from $17,153,000 for the three months ended September 30, 2007.
Our Fitness Management segment declined $301,000, reflecting a decline in staffing services of $340,000 and growth in program services of $39,000. The decline in staffing services for the third quarter is primarily due to contract terminations in 2007.
Our Health Management segment contributed total growth of $1,646,000, which includes growth of $536,000 from staffing services and growth of $1,110,000 from program services. Overall, the growth in staffing revenue is attributable to new customers and the expansion of services to existing customers. The increase in program services revenue is primarily due to new and existing customers in the areas of biometric screening services, health coaching and advising services and eHealth platform participation.

During the third quarter of 2008, we secured four new health management commitments and two new fitness management commitments, which combined may realize annualized revenue of $1.7 million. This growth will be partially offset by a potential annualized revenue loss of $1.1 million from fitness and health management contract cancellations.
Gross Profit. Gross profit increased $1,102,000, or 22.6%, to $5,987,000 for the three months ended September 30, 2008, from $4,885,000 for the three months ended September 30, 2007. Total gross margin increased to 32.4% from 28.5% for the same period last year.
Of this increase in gross profit, our Fitness Management segment grew $95,000, which includes growth of $180,000 from staffing services and a decline of $85,000 from program services. Gross margin for our Fitness Management segment increased to 24.9%, from 23.3% for the same period of 2007. This result is primarily due to a gross margin increase for staffing services, which increased to 24.3%, from 21.7%, reduced by a decrease in gross margin for program services, which decreased to 33.8% from 50.7%. The margin increase for staffing services is primarily due to lower costs for employee paid time off and medical benefits, in addition to expense savings for equipment maintenance, group classes, operating supplies and liability insurance. The margin decrease for program services is primarily due to higher costs to deliver site-based personal training and massage therapy services.
Our Health Management segment contributed gross profit growth of $1,008,000, which includes growth of $244,000 from staffing services and growth of $764,000 from program services. Gross margin for our Health Management segment increased to 41.8% from 37.0%. This increase is due to a gross margin increase for program services, which increased to 59.1% from 54.8%, and a gross margin increase for staffing services, which increased to 28.1%, from 25.8%. The increase in gross margin for program services is primarily due to revenue growth and productivity enhancements related to biometric screenings and health coaching and advising services. The increased margin for staffing services is primarily due to revenue growth, lower costs for employee paid time off and expense savings for marketing initiatives, operating supplies and staff training.
Operating Expenses and Operating Income. Operating expenses decreased $175,000, or 3.8%, to $4,478,000 for the three months ended September 30, 2008, from $4,653,000 for the three months ended September 30, 2007.
This decrease is due primarily to a $350,000, or 19.1%, decrease in other selling, general, and administrative expenses reduced by a $175,000, or 6.3%, increase in salaries. The decrease in selling, general, and administrative expenses reflects prior year cost increases to evaluate and improve corporate governance and compliance procedures and non-recurring legal and business consulting costs. The increase in salaries expense primarily reflects annual wage increases and the expense increases related to our equity incentive performance program, reduced by lower stock based compensation costs.
Operating margin increased to 8.2% for the third quarter 2008, from 1.3% for the same period 2007. This increase is primarily due to improved gross margins for Fitness Management staffing services, improved gross margins for our Health Management segment, and the elimination of one-time, non-recurring expenses we incurred during the third quarter of 2007.
Other Income and Expense. Interest expense was inconsequential during the quarters ended September 30, 2008 and 2007, respectively.
Income Taxes. Income tax expense increased $458,000 to $651,000 for the three months ended September 30, 2008, from $193,000 for the same period last year. The increase is primarily due to higher operating income for the quarter ended September 30, 2008 as compared to same period of 2007, reduced by a prior year tax expense adjustment of $94,000 resulting from a change in estimated 2006 income taxes payable.
Our effective tax rate was 43.6% of earnings before income taxes for the third quarter of 2008, compared to 45% for the same period last year (excluding the prior year tax expense adjustment for the change in estimate for 2006 income taxes payable). Compared to a normal effective tax rate of 41%, our current effective tax rate is slightly higher due primarily to the non-deductibility of compensation expense for incentive stock options.
Net Earnings. As a result of the above, net earnings for the quarter ended September 30, 2008 increased approximately $824,000 to $841,000, compared to net earnings of $17,000 for the quarter ended September 30, 2007.
Results of Operations for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.
Revenue. Revenue increased $5,293,000, or 10.4%, to $56,015,000 for the nine months ended September 30, 2008, from $50,722,000 for the nine months ended September 30, 2007.
Our Fitness Management segment declined $612,000, which included a decline in staffing services of $599,000 and a decline in program services of $13,000. This revenue decline is primarily due to contract terminations in 2007.
Our Health Management segment contributed total growth of $5,905,000, which includes growth of $1,800,000 from staffing services and growth of $4,105,000 from program services. Overall, the growth in staffing services revenue is attributable to new customers and the expansion of services to existing customers. The increase in program services revenue is primarily due to new and existing customers in the areas of biometric screening services, health coaching and advising services and eHealth platform participation.
During the first nine months of 2008, we received a total of 15 health management commitments and expanded services with two existing health management customers. In addition, we received two fitness management commitments and expanded services with four fitness management customers. Combined commitment and service-expansion activity for the first nine months of 2008 may realize annualized revenue of $6.1 million, to be partially offset by a potential annualized revenue loss of $1.7 million from contract cancellations.
Gross Profit. Gross profit increased $2,416,000, or 16.7%, to $16,866,000 for the nine months ended September 30, 2008, from $14,450,000 for the nine months ended September 30, 2007. Total gross margin increased to 30.1%, from 28.5% for the same period last year, which is primarily due to Health Management revenue representing a larger percentage of our total revenue.
Of this increase in gross profit, our Fitness Management segment increased $348,000, which includes an increase of $544,000 from staffing services and a decline of $196,000 from program services. Gross margin for our Fitness Management segment increased in the nine months ended September 30, 2008 to 24.1%, from 22.5% for the same period of 2007. This result is primarily due to a gross margin increase in staffing services, which increased to 23.3%, from 21.0% for the same period last year. Gross profit for program services decreased from 46.2% to 36.1%. The margin increase for staffing services is primarily due to lower costs for employee paid time off and medical benefits, in addition to expense savings for group classes and liability insurance. The margin decrease for program services is primarily due to higher costs to deliver site-based personal training and massage therapy services.
Our Health Management segment contributed gross profit growth of $2,068,000, which includes growth of $498,000 from staffing services and growth of $1,570,000 from program services. Gross margin for our Health Management segment declined in the first nine months from 38.4% to 37.6%. This result is due to a gross margin decrease for program services, which declined to 51.5%, from 58.9% in the same period last year, reduced by a gross margin increase for staffing services, which increased to 25.8%, from 25.5% in the same period last year. The gross margin increase for staffing services is primarily due to revenue growth and lower costs for employee paid time off and operating expense savings. The decrease in gross margin for program services is primarily due to the cost of additional screening and health coaching staff we hired in late 2007 to meet forecasted demand for these services. As we experience additional growth in program services revenue, we believe that margins will improve commensurately.

Operating Expenses and Operating Income. Operating expenses increased $1,202,000, or 9.3%, to $14,158,000 for the nine months ended September 30, 2008, from $12,956,000 for the nine months ended September 30, 2007.
This increase is due to a $1,130,000, or 14.4%, increase in salaries, and a $72,000, or 1.4%, increase in other selling, general and administrative expenses. These increases are primarily due to planned investments we made subsequent to the first quarter of 2007 to strengthen our management infrastructure in certain operating areas, including Research, Development and Outcomes, Information Technology and Account Services, in order to support our future revenue growth plans.
Operating margin increased to 4.8% for the nine months ended September 30, 2008, from 3.0% for the same period 2007. This increase is primarily due to health management revenue growth and improved margins on staffing services for both Health and Fitness management.
Other Income and Expense. Interest expense was inconsequential for the nine months ended September 30, 2008 and 2007, respectively.
Income Taxes. Income tax expense increased $392,000 to $1,159,000 for the nine months ended September 30, 2008, from $767,000 for the nine months ended September 30, 2007. The increase is primarily due to higher operating income for the first nine months of 2008 as compared to the same period last year, reduced by a prior year tax expense adjustment of $94,000 resulting from a change in estimated 2006 income taxes payable.
Our effective tax rate was 43% of earnings before income taxes for the first nine months of 2008, compared to 45% for the same period last year (excluding the prior year tax expense adjustment for the change in estimate for 2006 income taxes payable). Compared to a normal effective tax rate of 41%, our current effective tax rate is higher due primarily to the non-deductibility of compensation expense for incentive stock options.
Net Earnings. As a result of the above, net earnings for the nine months ended September 30, 2008 increased approximately $827,000 to $1,529,000, compared to net earnings of $702,000 for the nine months ended September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES
Our working capital increased $438,000 to $8,898,000 for the nine months ended September 30, 2008, from $8,460,000 at December 31, 2007. This increase is primarily due to the effect of seasonal business growth reduced by $2.3 million of cash outlays to repurchase common shares outstanding in the three months ended June 30, 2008, as discussed previously in Note 6.
In addition to cash flows generated from operating activities, our other primary source of liquidity and working capital is provided by a $7,500,000 Credit Agreement with Wells Fargo Bank, N.A. (the “Wells Loan”). At our option, the Wells Loan bears interest at prime, or the one-month LIBOR plus a margin of 2.25% to 2.75% based upon our Senior Leverage Ratio (effective rate of 5.00% and 7.25% at September 30, 2008 and December 31, 2007, respectively). The availability of the Wells Loan decreases $250,000 on the last day of each calendar quarter (to a floor of $3,250,000), beginning September 30, 2003, and matures on September 30, 2009, as amended. Working capital advances from the Wells Loan are based upon a percentage of our eligible accounts receivable, less any amounts drawn and outstanding. The facility provided maximum borrowing capacity of $3,250,000 at September 30, 2008 and December 31, 2007, respectively. No debt was outstanding at September 30, 2008 and December 31, 2007. All borrowings are collateralized by substantially all of our assets. At September 30, 2008, we were in compliance with all of our financial covenants.
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
OFF-BALANCE SHEET ARRANGEMENTS
As of September 30, 2008, the Company had no off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities.
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
Forward-looking statements include all statements based on future expectations and specifically include, among other things, our belief that margins will improve commensurately as we experience additional growth in program services revenue, statements relating to forecasted future demand of our screening and health coaching services, statements relating to our planned investments made to strengthen our management infrastructure in order to support our future revenue growth plans, our belief that sources of capital to meet our obligations will be provided by cash generated through operations and the Wells Loan, and our belief that our current and available resources will enable us to finance our working capital needs without having to raise additional capital, as well as statements regarding increasing revenue, improving margins, marketing efforts, competitive conditions, the effect of price competition and changes to the economy, the sufficiency of our liquidity and capital resources, and our share repurchase plan. In addition, the estimated annualized revenue value of our new and lost contracts is a forward looking statement, which is based upon an estimate of the anticipated annualized revenue to be realized or lost.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks related to changes in U.S. and international interest rates. The company’s borrowings under the Wells Fargo Line of Credit bear interest at a variable rate. There were no borrowings outstanding under the Wells Fargo Line of Credit at September 30, 2008.
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
ITEM 4. CONTROLS AND PROCEDURES
Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of September 30, 2008. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2008 that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Refer to Item 3 (Legal Proceedings) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, including the important information in “Private Securities Litigation Reform Act,” you should carefully consider the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended December 31, 2007. Those factors, if they were to occur, could cause our actual results to differ materially from those expressed in our forward-looking statements in this report, and materially adversely affect our financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results. In addition, you should consider the following risk factor:
Economic conditions may adversely affect our business. Uncertainty about current global economic conditions poses a risk as consumers and businesses may postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for our services and programs. Economic difficulties in the credit markets and other economic conditions, such as a recession or the risk of a potential recession, may reduce the demand and/or the timing of purchases for our services and programs from customers and potential customers. A loss of a customer or a reduction in a current customer’s business could have a material adverse effect on our business and results of operations. Other factors that could influence demand from our customers and potential customers include continuing increases in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors. These and other economic factors could have a material adverse effect on demand for our services and programs and on our financial condition and operating results. The current financial turmoil affecting the banking system and financial markets and the possibility that financial institutions may consolidate or go out of business have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets. There could be a number of follow-on effects from the credit crisis on our business, including insolvency of key suppliers, inability of customers to obtain credit to finance purchases of our services and programs, and/or customer insolvencies. In addition, current economic conditions have created liquidity and credit constraints in the markets. Should the credit markets not improve in the near future, we cannot assure you that we would be able to secure additional financing if needed and, if such funds were available, whether the terms or conditions would be acceptable to us. Uncertainty about current global economic conditions could also continue to increase the volatility of our stock price.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS
(a) Exhibits – See Exhibit Index on page following signatures

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2008		HEALTH FITNESS CORPORATION
	By	/s/ Gregg O. Lehman
Gregg O. Lehman
President and Chief Executive Officer (Principal Executive Officer)

	By	/s/ Wesley W. Winnekins
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