Form 10-K
period 2008-12-31
Health Fitness Corp /MN/
filed 2009-03-25
CIK 886432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
Commission File No. 000-25064

HEALTH FITNESS CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	No. 41-1580506
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
1650 West 82nd Street, Bloomington, Minnesota 55431
(Address of Principal Executive Offices)
(952) 831-6830
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $.01 Par Value
Securities registered pursuant to Section 12(g) of the Act: None

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of our common stock held by non-affiliates as of June 30, 2008 was approximately $24,030,000 (based on the closing sale price of $3.60 per share as reported on the OTC Bulletin Board).
The number of shares outstanding of the registrant’s common stock as of March 23, 2009 was: Common Stock, $0.01 par value, 9,751,920 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant’s 2009 Annual Meeting of Shareholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report.

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

PART I
ITEM 1. BUSINESS
OVERVIEW
Health Fitness Corporation, a Minnesota corporation (also referred to as “we,” “us,” “our,” the “Company,” or “Health Fitness”), is a leading provider of population health improvement services and programs to corporations, hospitals, communities and universities located in the United States and Canada. We currently manage 215 corporate fitness center sites, 166 corporate health management sites and 99 unstaffed health management programs.
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
You may contact us at our executive offices at 1650 West 82nd Street, Suite 1100, Minneapolis, Minnesota 55431, telephone number (952) 831-6830. We maintain an internet website at www.hfit.com. We were incorporated on March 31, 1987.
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
To capitalize on the growth opportunities within the employer marketplace, we organized our business into two segments: Fitness Management Services and Health Management Services. Within each of these business segments, we provide two types of service: (i) Staffing Services, and (ii) Program Services. Segment reporting is helpful for understanding our business because of the following: (i) the evolution of our Health Management segment and management’s belief that the future growth of our Company depends on our Health Management segment; (ii) beginning with the fourth quarter of 2008 total revenue and gross profit from our Health Management segment has begun to outpace the total revenue and gross profit from our legacy Fitness Management segment; (iii) management has invested significant resources to hire additional service and account management staff to handle the growth we have experienced, and expect to experience in the future in the Health Management segment; (iv) management has invested, and expects to continue investing resources to enhance the functionality of our web-based software system to appeal to a wider range of current and new customers for both of our operating segments, and (v) on a monthly, quarterly and annual basis, we manage the performance of our business by reviewing internally-generated financial reports that detail revenue and gross profit results for each segment.

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
In terms of size, we believe we are the largest provider of corporate fitness center management services in the United States. Currently, we manage 215 corporate sites, including two sites located in Canada, all of which accounted for approximately 53%, 61%, and 66% of our 2008, 2007 and 2006 revenue, respectively. From a sales perspective, we generally obtain new corporate customers by submitting a proposal, which answers specific questions regarding our management philosophies and pricing structures.
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
In 2008, 2007 and 2006, revenue from our Fitness Management staffing services accounted for 49.8%, 56.8% and 62.4%, respectively, of total consolidated revenue.
Program Services. At many of our managed fitness centers, we generate additional revenue from members through the delivery of fee-for-service fitness and wellness program services. These services primarily include personal training, weight loss programs, seminars, special classes and massage therapy. Costs of revenue are comprised of commissions we pay our staff for selling and delivering these program services, in addition to the cost of inventory when products are sold in connection with a service.
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
In 2008, 2007 and 2006, revenue from our Fitness Management program services accounted for 3.2%, 3.8% and 4.0%, respectively, of total consolidated revenue.
Health Management Services
The Health Management segment of our business involves the delivery of services to help corporations and other organizations assess the health characteristics of their employees. We also provide health education services to employees dealing with multiple health risks to improve their lifestyle behaviors.
This segment of our business has experienced the fastest rate of growth, with 2008 revenue growing approximately 33% over 2007, and 2007 revenue growing approximately 29% over 2006. This growth is attributed to our past and recent investments to strategically enhance this segment, which has improved our ability to meet the increasing market demand for health improvement services, as well as meet the increasing needs of our customers. Currently, we manage 166 corporate health management sites and 99 unstaffed health management programs, which accounted for approximately 47%, 39% and 34% of our 2008, 2007 and 2006 revenue, respectively. In this segment, we generally obtain new corporate customers by submitting a proposal, which answers specific questions regarding our management philosophies and pricing structures.
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
In 2008, 2007 and 2006, revenue from our Health Management staffing services accounted for 23.4%, 22.6% and 21.5%, respectively, of total consolidated revenue.
Program Services. We offer a comprehensive menu of products and services to assess the health risks of our customer’s employees, and manage specific health risks by delivering programs to educate and coach participants to improve lifestyle behaviors. We derive program revenue from participant fees we charge for our e-Health platform; paper and web-based health risk assessments; biometric screenings to assess blood profiles and body composition; administering flu shots; and face-to-face, web-based and telephonic health coaching services. We also derive revenue from data collection and reporting services as it relates to the demonstration of program effectiveness. Revenue from these program services are generally paid by our corporate customer, although they may ask their employees to share in the cost. Our costs of revenue for these services are mainly comprised of supply expenses and the direct cost of staff wages, taxes and benefits.
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
In 2008, 2007 and 2006, revenue from our Health Management program services accounted for 23.6%, 16.7% and 12.1%, respectively, of total consolidated revenue.
CONTRACT DURATION
In each of our business segments, the duration of staffing and program service agreements may widely vary, from those that are month-to-month, to those that have a term of five years. A typical staffing services contract carries a term of three years, with revenue recognized upon delivery of service. Contract duration for program services generally ranges from month-to-month up to three years, depending on the scope of services to be delivered. Revenues for these services are recognized upon delivery of service.

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
The following table provides an analysis of business segment revenue and gross profit for each of the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Revenue

Fitness Management Services
Staffing Services	$38,698,420	$39,747,239	$39,670,546
Program Services	2,459,854	2,679,881	2,574,463

	41,158,274	42,427,120	42,245,009

Health Management Services
Staffing Services	18,141,690	15,819,481	13,669,201
Program Services	18,376,445	11,711,450	7,664,330

	36,518,135	27,530,931	21,333,531

Total Revenue
Staffing Services	56,840,110	55,566,720	53,339,747
Program Services	20,836,299	14,391,331	10,238,793

	$77,676,409	$69,958,051	$63,578,540

Gross Profit

Fitness Management Services
Staffing Services	$8,844,103	$8,643,280	$8,861,829
Program Services	928,455	1,155,217	1,129,585

	9,772,558	9,798,497	9,991,414

Health Management Services
Staffing Services	4,788,484	3,974,348	3,399,875
Program Services	9,178,484	5,868,032	4,239,295

	13,966,968	9,842,380	7,639,170

Total Gross Profit
Staffing Services	13,632,587	12,617,628	12,261,704
Program Services	10,106,939	7,023,249	5,368,880

	$23,739,526	$19,640,877	$17,630,584

With respect to segment asset allocation in accordance with FASB Statement No. 131, Disclosure about Segments of an Enterprise and Related Information, management believes the Company does not have assets that are related solely to each segment, except for the segmentation of goodwill for annual impairment testing, and thus has not allocated assets to our reportable segments for the following reasons:
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
It has been our practice to continue investing in our Health Management business segment commensurate with the addition of new business, including investments in people, systems and infrastructure in order to enhance our ability to scale, gain greater cost efficiencies and provide a broader base of services. However, we are currently undertaking such investments with caution and due sensitivity to how current macro-economic conditions may affect our business.
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
Our corporate office provides centralized administrative support, including accounting and finance, human resources and payroll, information technology systems, sales and marketing, and executive management functions, including the offices of the Chief Financial Officer and Chief Executive Officer.
All expenses related to the operating areas noted above are contained in the Operating Expenses section of our Statements of Operations contained in Item 8 of this Form 10-K.
SALES AND MARKETING
We market our services to corporations, members of the fitness centers we manage and to individuals eligible to participate in their corporate health improvement program. Our sales force actively pursues new corporate customers for each segment of our business, which spans a wide variety of industries. Our sales force is primarily responsible for identifying potential corporate customers and sales lead partners, and managing the overall sales process. Our sales team reports to our Senior Vice President, Business and Corporate Development. Our

corporate marketing department supports the marketing needs of our sales function, in addition to developing point of sale materials for fitness center programs and collateral materials designed to solicit participation in a health improvement program.
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
SIGNIFICANT CUSTOMER RELATIONSHIP
We had one customer that provided 9.7%, 9.8% and 10.3% of our total revenue in 2008, 2007 and 2006, respectively. For this customer, we provide fitness center management and employee wellness administration services for more than 50 locations. The agreement with this customer expires on December 31, 2009, and will automatically renew for successive one year periods unless either party delivers written notice at least 90 days prior to termination. We believe that our relationship with this customer is good.
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
Within the business-to-business health management services industry, there has been a trend toward consolidation as companies establish a better position to compete for the growth that is expected in this industry. Disease management and managed care companies have made acquisitions of health management companies within the past thirty-six months. To effectively compete with these organizations, which are larger and have access to more resources, we have made considerable investments into the development of our corporate health management business model. Our December 2005 acquisition of HealthCalc.Net, Inc. and the development of our web-based and telephonic health coaching services have enabled us to more effectively compete with these larger companies. With additional strategic investments to augment our current capabilities, we believe we can build a sustainable competitive advantage in order to compete for new business opportunities against these larger competitors.
PROPRIETARY RIGHTS
We have three registered trademarks, “Insight"®, “It Pays To Be Healthy"® and “Live For Life"® that are used in connection with the sale and delivery of our fitness and health management services. We do not have any other significant proprietary rights.

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
FOREIGN OPERATIONS
We provide services to companies located in Canada through our wholly-owned subsidiary Health Fitness Corporation of Canada, Inc. Revenue recognized from our Canadian customers totaled approximately $265,600, $241,000 and $259,300 for the years ended December 31, 2008, 2007 and 2006, respectively. Although we invoice these customers in their local currency, we do not believe there is a risk of material loss due to foreign currency translation.
EMPLOYEES
At December 31, 2008, we had 847 full-time and 2,625 part-time and on-call employees, of which 114 were employed at our corporate, divisional and regional offices. The remainder is primarily engaged in providing our staffing and programs services to our Fitness and Health Management customers. Management believes our relationship with employees is good.
AVAILABLE INFORMATION
We file reports with the Securities and Exchange Commission, referred to herein as the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and other reports from time to time. We are an electronic filer and the SEC maintains an Internet site at www.sec.gov that contains the reports, proxy, information statements and other information filed electronically. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may also obtain information from the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, we maintain at our website (www.hfit.com), and make available free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such information is filed electronically with the SEC. The information provided on our website is not a part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.
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
Within our Fitness Management segment, recessionary pressures have negatively affected the corporate landscape, which has negatively affected the prices we offer to induce renewal of customer agreements, and to obtain new customers. We believe that price competition will continue for the foreseeable future, which may result in lower profitability. In addition, we have customers that operate in industries that are experiencing significant negative financial pressures. Specifically, we experienced a loss of approximately $2.8 million in potential annualized revenue from the termination of fitness management service contracts. Any additional large contract terminations from customers operating in a troubled industry may have a material adverse effect on our results of operation.
We are cautious overall in light of the current challenging and unpredictable macro-economic trends, which significantly increase the uncertainties that we face in developing and implementing our business plans.
ITEM 1A. RISK FACTORS
The foregoing discussion in this Item 1A and the other discussion contained in this Form 10-K contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on current expectations or beliefs concerning future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “will,” “forecast” and similar words or expressions. Our forward-looking statements generally relate to growth strategies, demand for our services, financial results, marketing efforts, competitive conditions and cash requirements. Although it is not possible to foresee all of the factors that may cause actual results to differ from our forward-looking statements, such factors include, among others, the risk factors that follow. However, investors are cautioned that all forward-looking statements involve risks and uncertainties.
Economic conditions may adversely affect our business. Current adverse global economic conditions and trends pose a risk as consumers and businesses may postpone spending, reduce the size of their workforces, and scale back operations in response to tighter credit, negative financial news, declines in income or asset values, and weakened results of operations, which could have a material negative effect on the demand for our services and programs. Economic difficulties in the credit markets and other economic conditions, such as the risk of a prolonged recession, may reduce the demand and/or the timing of purchases for our services and programs from customers and potential customers. A loss of a customer, a reduction in a current customer’s business, or reductions in their employee headcounts could have a material adverse effect on our business and results of operations. Other factors that could influence demand from our customers and potential customers include continuing increases in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs, other operating costs, access to credit, consumer confidence, and other macroeconomic factors. These and other economic factors could have a material adverse effect on demand for our services and programs and on our financial condition and operating results. The current financial turmoil affecting the banking system and financial markets and the possibility that financial institutions may consolidate or go out of business have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets. There could be a number of follow-on effects from the credit crisis on our business, including insolvency of key suppliers, inability of customers to obtain credit to finance purchases of our services and programs, and/or customer insolvencies. In addition, current economic conditions have created liquidity and credit constraints in the markets. Should the credit markets not improve in the near future, we cannot assure you that we would be able to secure additional financing if needed and, if such funds were available, whether the terms or conditions would be acceptable to us. Uncertainty about current global economic conditions could also continue to increase the volatility of our stock price. .
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
Our financial results are subject to discretionary spending of our customers. Our revenue, expenses and net income are subject to general economic conditions. A significant portion of our revenue is derived from companies who historically have reduced their expenditures for our services during economic downturns, such as those in the automotive industry. Should the economy continue to weaken, or experience more significant recessionary pressures, corporate customers may reduce or eliminate their expenditures for on-site fitness center management services and our health management services, and prospective and current customers may not commit resources to such services. Adverse economic conditions are currently causing, and are expected to continue to cause, our customers to reduce their workforces and limit the hiring of new employees, in response to which we must reduce the number of staff assigned to manage a customer’s fitness center or assigned to manage health management services. These factors may have a material adverse effect on our results of operation and financial condition.
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
The loss of any of our key employees could have a material adverse effect on our performance and results of operations. Our success is highly dependent on the efforts, abilities and continued services of our executive officers, including Gregg Lehman, Ph.D., our President and Chief Executive Officer, Wesley Winnekins, our Chief Financial Officer, and other key employees. The loss of any of the executive officers or key employees may have a material adverse effect on our results of operation and financial condition. We also believe that our future success will depend on our ability to attract, motivate and retain highly-skilled corporate, regional and site-based personnel. Although historically we have been successful in retaining the services of our senior management, there can be no assurance that we will be able to do so in the future.
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
Our insurance policies may not provide adequate coverage. We maintain the following types of insurance policies: commercial general liability, professional liability, automobile liability, cyber liability, commercial property, employee dishonesty, employment practices, directors and officers liability, workers compensation and excess umbrella liability. The policies provide for a variety of coverages and are subject to various limitations, exclusions and deductibles. While we believe our insurance policies are sufficient in amount and coverage for our current operations, there can be no assurance that coverage will continue to be available in adequate amounts or at a reasonable cost, and there can be no assurance that the insurance proceeds, if any, will cover the full extent of loss resulting from any claims.
We could experience a potential depressive effect on the price of our common stock following the exercise and sale of existing convertible securities. At December 31, 2008, the Company had outstanding stock options and warrants to purchase an aggregate of 1,902,766 shares of common stock. The exercise of such outstanding stock options and warrants, and the sale of the common stock acquired thereby, may have a material adverse effect on the price of our common stock. In addition, the exercise of such outstanding stock options and warrants and sale of such shares of our common stock could occur at a time when we might otherwise be able to obtain additional equity capital on terms and conditions more favorable to us.
Our common stock is thinly traded, and subject to volatility. Our common stock is relatively illiquid, or “thinly traded,” which can enhance volatility in the share price and make it difficult for investors to buy or sell our common shares without dramatically affecting the quoted price or they may be unable to sell a position at a later date. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices.
Further declines in our stock price could trigger an impairment of goodwill. The financial markets turmoil appears to be impacting common stock trading prices for nearly all public companies including ours. Our market capitalization dropped below our stockholders’ equity during the fourth quarter of 2008 for the first time in recent periods. If we continue to experience profitable operations resulting in increased shareholders’ equity value, and if our market price per share does not increase accordingly, it is possible this may trigger an impairment of goodwill in future periods. In addition, our earnings might not maintain or increase at the rate the market expects, or in parity with our competition, which could contribute to a decline in our share price when compared to others in our industry. As a result of these and other factors, we could experience partial or complete goodwill impairment in one or both of our segments or our company as a whole. We have approximately $14,500,000 of goodwill.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We lease approximately 28,000 square feet of commercial office space for our corporate headquarters in Bloomington, Minnesota, mostly under a lease that expires in December 2012. Our monthly base rent for this office space is approximately $32,000, plus taxes, insurance and other related operating costs. We also assumed a lease in connection with our 2005 acquisition of HealthCalc for approximately 8,200 square feet of office space in Dallas, Texas, which expires in December 2012. Our minimum monthly base rent for this space is approximately $15,000.
ITEM 3. LEGAL PROCEEDINGS
We are not currently involved in any material pending legal proceedings. We are, from time to time, subject to claims and suits arising in the ordinary course of business. Such claims have, in the past, generally been covered by insurance. Management believes the resolution of other legal matters will not have a material effect on our financial condition or results of operation, although no assurance can be given with respect to the ultimate outcome of any such actions. Furthermore, there can be no assurance that our insurance will be adequate to cover all liabilities that may arise out of claims brought against us.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

EXECUTIVE OFFICERS OF THE REGISTRANT.
The information required by Item 10 relating to directors, our code of ethics, procedures for shareholder recommendations of director nominees, the audit committee and compliance with Section 16 of the Exchange Act is incorporated herein by reference to the sections entitled “Election of Directors”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which appear in the Company’s definitive proxy statement for its 2009 Annual Meeting.
The names, ages and positions of our executive officers are as follows:

Name	Age	Position

Gregg O. Lehman, Ph.D.	61	President, Chief Executive Officer and Director
John E. Griffin	52	Chief Operations Officer
Wesley W. Winnekins	47	Chief Financial Officer and Treasurer
Jeanne C. Crawford	51	Chief Human Resources Officer and Secretary
David T. Hurt	43	Vice President Account Services
Katherine M. Meacham	42	Vice President Account Services
Brian J. Gagne	46	Senior Vice President-Account Management
John F. Ellis	49	Chief Information Officer
J. Mark McConnell	44	Senior Vice President — Business and Corporate Development
James O. Reynolds, M.D.	61	Chief Medical Officer
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
John E. Griffin has been the Company’s Chief Operations Officer since February 1, 2008. Mr. Griffin is responsible for overseeing the Company’s information technology, account services functions and operations, excluding sales and marketing, finance, human resources and research, development and outcomes. Mr. Griffin has served as President of The Meridian Group, a consulting company he founded that focused on health case financial forecasting, budgeting, strategic planning and operational management, since August 2006 and from September 1995 to April 2003. From July 2007 through January 31, 2008, the Company engaged Mr. Griffin as an operations consultant. From April 2003 to July 2006, Mr. Griffin served as Chief Operating Officer of Gordian Health Solutions, Inc. Mr. Griffin has also served as Chief Operating Officer of eClickMD, Inc. and Computer Sentry Software, Inc. Mr. Griffin holds a Doctor of Jurisprudence from the University of Tennessee College of Law and a Bachelor of Science in Business Administration with a major in accounting. He is a member of the Health Law Section of the Tennessee Bar Association.
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
David T. Hurt has served as Vice President Account Services-Fitness Management, where he is responsible for the operation of accounts within the Company’s Fitness Management business segment, since April 2001. He directs the overall development and management of Corporate, Hospital, Community and University fitness center operations. Mr. Hurt has been active in the industry for more than 16 years. His experience in health and fitness management began in 1988 with the Valley Wellness Center in Harrisonburg, Virginia. In recent years, he has been involved in the successful development and management of several start-up fitness center projects ranging in size from 45,000 — 150,000 square feet. Mr. Hurt is a graduate of James Madison University, where he received a bachelor’s degree in sports management.
Katherine M. Meacham was appointed as the Company’s Vice President Account Services-Health Management, in March 2005. In this role, she directs the implementation and management of the Company’s Health Management accounts. From December 2003 to March 2005, she served as the Company’s Vice President of Marketing. Previously, Ms. Meacham spent 15 years with the Health & Fitness Division of Johnson & Johnson Health Care Systems Inc., a subsidiary of Johnson & Johnson, a business acquired by the Company. Ms. Meacham was the Director of Marketing Services and National Sales leading business expansion in the United States and internationally, while exploring new markets. Ms. Meacham serves on the board for International Council on Active Aging (ICAA). She is a member of the Alliance for Work Life Progress (AWLP), National Business Group on Health (NBGH), American Marketing Association (AMA) and Wellness Councils of America (WELCOA). Ms. Meacham has a bachelor’s degree in business with an emphasis in exercise science and sports management from the University of Tennessee and a Master of Business Administration from East Tennessee State University. Additionally, Ms. Meacham has completed advanced studies in organizational theory from Pepperdine University.
Brian J. Gagne has served as the Company’s Senior Vice President, Account Management since January 2008 and served as the National Vice President, Health Management from August 2006 to December 2007, and as Vice President, of Programs and Partnerships from December 2003 to August 2006. In his current role, Mr. Gagne oversees the account services team, delivery of health coaching, worksite screenings, customer/technical support and fulfillment services. Mr. Gagne brings more than 21 years of health, fitness and wellness management experience in the corporate, commercial and medical fitness markets. Mr. Gagne joined the Company after the acquisition of the Johnson & Johnson Health Care Systems in December 2003. Prior to HealthFitness, he was the Director, Integrated Behavioral Solutions and was responsible for leading a team of health professionals to develop and deliver patient education programs and tools for the Johnson & Johnson Family of Companies. Prior to his work with Johnson & Johnson, Mr. Gagne served as Executive Director of several medical fitness centers in the Chicago area. Mr. Gagne has a master’s degree in exercise physiology and a bachelor’s degree in exercise science from the University of Illinois-Chicago.
John F. Ellis has served as the Company’s Chief Information Officer since December 2005. Mr. Ellis is formerly a Founder and Chief Executive Officer of HealthCalc.Net, Inc., a company we acquired in December 2005. From January 1995 to August 1999, Mr. Ellis held a position of Senior Specialist with Perot Systems, an information technology consulting group. From November 1989 to January 1995, Mr. Ellis held a position of Vice President of Information Technology at People Karch International, a health and fitness software development services firm. Mr. Ellis holds a B.S. in Physical Education from The Citadel.

J. Mark McConnell serves as the Company’s Senior Vice President — Business Development. Mr. McConnell joined the Company in December 2008 and provides leadership to all aspects of the Company’s business and corporate development activities, including identifying global sales opportunities for the company’s health and productivity solutions as well as working on the development of new client-driven services. From September 2003 to November 2008, he served as senior vice president of the Employer Solutions Group for Healthways. Prior to Healthways, he was the health plan manager of health care initiatives with Kaiser Permanente from September 2001 to September 2003, where he worked in conjunction with General Motors Corp. Mark has a Master of Business Administration from the State University of New York at Buffalo and a Bachelor of Arts in psychology from Muskingum College.
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
Trading of the Company’s common stock is conducted on the NYSE Alternext US under the symbol “FIT”. Prior to October 22, 2008, trading of the Company’s common stock was conducted in the over-the-counter markets (often referred to as “pink sheets”) or on the OTC Bulletin Board under the symbol “HFIT”.
The following table sets forth, for the periods indicated, the range of low and high sale prices for the Company’s common stock as reported by the NYSE Alternext US, effective October 22, 2008, and the low and high bid prices, as reported by the OTC Bulletin Board, prior to October 22, 2008. Historical prices have been adjusted for the one-for-two reverse stock split completed on October 6, 2008.

Fiscal Year 2008:	Low	High
Fourth quarter	$2.00	$3.10
Third quarter	2.22	3.60
Second quarter	3.22	4.80
First quarter	3.90	5.40

Fiscal Year 2007:	Low	High
Fourth quarter	$4.40	$6.40
Third quarter	5.50	6.40
Second quarter	4.80	6.60
First quarter	4.80	6.00
The trading volume for the Company’s common shares has historically been limited and a consistently active trading market for our common stock may not occur on the NYSE Alternext US.
On March 23, 2009, the published high and low sale prices for the Company’s common stock were $2.32 and $1.90 per share, respectively. On March 23, 2009, there were issued and outstanding 9,751,920 shares of common stock of the Company held by 704 registered shareholders of record (not including shares held in street name).
DIVIDENDS
We have never declared or paid any cash dividends on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future. However, we have paid dividends to our preferred shareholders as disclosed herein, but we currently have no preferred stock outstanding. The Company presently expects to retain any earnings to finance the development and expansion of its business. The payment of dividends, if any, is subject to the discretion of the Board of Directors, and will depend on the Company’s earnings, financial condition, capital requirements and other relevant factors. The payment of dividends is restricted under our Credit Agreement with Wells Fargo.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
For information on our equity compensation plans, refer to Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
REPURCHASES
We did not engage in any repurchases of our Common Stock during the fourth quarter of 2008.

SALES OF UNREGISTERED SECURITIES
In connection with his appointment as the Company’s Senior Vice President — Business and Corporate Development on December 8, 2008, the Company granted J. Mark McConnell 10,000 shares of restricted common stock under the Company’s 2007 Equity Incentive Plan, which shares vest in three installments on each of the first, second and third anniversaries of the date of grant subject to continued employment.
Except as set forth above, there were no unregistered sales of the Company’s equity securities during the fourth quarter or year ended December 31, 2008 that were not previously reported.

ITEM 6.	SELECTED FINANCIAL DATA
The data given below as of and for each of the five years in the period ended December 31, 2008, has been derived from the Company’s Audited Consolidated Financial Statements. In order to understand the effect of accounting policies and material uncertainties that could affect our presentation of financial information, such data should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included under Item 8 to this Form 10-K and in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operation included under Item 7 to this Form 10-K.

	Years Ended December 31,
	2008	2007	2006	2005	2004
STATEMENT OF OPERATIONS DATA (in thousands except per share amounts):
REVENUE	$77,676	$69,958	$63,579	$54,942	$52,455

NET EARNINGS	2,722	910	3,025	1,345	1,674
NET EARNINGS APPLICABLE TO COMMON SHAREHOLDERS	2,722	910	1,352	1,204	1,588
NET EARNINGS PER COMMON SHARE:
Basic	$0.28	$0.09	$0.15	$0.19	$0.25
Diluted	$0.27	$0.09	$0.05	$0.16	$0.21
BALANCE SHEET DATA (in thousands):
TOTAL ASSETS	$36,634	$35,962	$32,318	$27,585	$20,934
LONG-TERM DEBT	—	—	—	—	$1,613
STOCKHOLDERS’ EQUITY	$27,983	$26,478	$23,798	$10,488	$11,484

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

BUSINESS DESCRIPTION
As a leading provider of population health improvement services and programs to corporations, hospitals, communities and universities located in the United States and Canada, we currently manage 215 corporate fitness center sites, 166 corporate health management sites and 99 unstaffed health management programs.
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
Segment Reporting — We follow FASB Statement No. 131, Disclosure about Segments of an Enterprise and Related Information (“SFAS 131”), for the two segments of our business: Fitness Management and Health Management. Effective with the fourth quarter of 2006, we made a decision to move to segment reporting based upon; (i) the evolution of our Health Management segment, and management’s belief that the future growth of our Company depends on our Health Management segment; (ii) management’s belief that total revenue and gross profit from our Health Management segment may outpace the total revenue and gross profit from our legacy Fitness Management segment, which began to happen in the fourth quarter of 2008; (iii) management has invested significant resources to hire additional service and account management staff to handle the growth we have experienced, and expect to experience in the future in the Health Management segment; (iv) management has invested, and expects to continue investing resources to enhance the functionality of our web-based software system to appeal to a wider range of current and new customers for both of our operating segments, and (v) on a monthly, quarterly and annual basis, we manage the performance of our business by reviewing internally-generated financial reports that detail revenue and gross profit results for each segment.
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
Goodwill — Goodwill represents the excess of the purchase price and related costs over the fair value of net assets of businesses acquired. The carrying value of goodwill is not amortized, but is tested for impairment on an annual basis or when factors indicating impairment are present. We elected to complete the annual impairment test of goodwill on December 31 of each year and have determined that our goodwill relates to two reporting units for purposes of impairment testing.
In the fourth quarter of 2006, we decided to begin reporting our business in two reportable segments; Fitness Management and Health Management. These segments also represent reporting units under SFAS 142, Goodwill and Other Intangibles (SFAS 142). Consistent with the guidance provided in paragraphs 34 and 35 of SFAS 142, we allocated our total goodwill of $14,546,250 to our Fitness Management and Health Management business segments based upon the ratio of the estimated market value for each segment to the total estimated market value for the entire company. In connection with this allocation, 24.4%, or $3,546,009 of our total goodwill was allocated to our Fitness Management segment, and 75.6%, or $11,000,241 was allocated to our Health Management segment. This initial allocation of goodwill to each reporting unit will be the base amount that is subject to write-down should we determine that impairment exists in future years.
In connection with goodwill impairment testing as of December 31, 2008 and 2007, and consistent with the guidance provided in paragraphs 32 and 33 of SFAS 142, we allocated the assets and liabilities of our Fitness Management and Health Management business segments based upon the respective benefit received from each segment. Assets were allocated based on the percentage of revenue generated as substantially all the assets consisted of accounts receivable. Liabilities were allocated based on a percentage of cost of sales reported by each segment as we determined our liabilities are closely linked to our segment cost of sales. The net asset allocation that resulted for each segment was then compared to an estimate of market value for each segment.
The accounting principles regarding goodwill acknowledge that the observed market prices of individual trades of a company’s stock (and thus its computed market capitalization) may not be representative of the fair value of the company as a whole. At December 31, 2008, the Company’s shareholders’ equity exceeded its market capitalization by approximately $7,000,000. Consequently, we performed a detailed analysis of our goodwill using the assistance of a third party valuation specialist. Management assumes responsibility of the goodwill impairment test that was performed. The impairment analysis utilized three approaches: an income approach based on discounted cash flow and terminal value using a 20% discount rate, and two market approaches, one looking at guideline company values, and the second looking at recent comparable transactions for others in our industry to determine if observable market data supports the reasonableness of our estimates. The analysis utilized a range of assumptions and multiples that allowed the Company to evaluate its results across a range of potential values. Based on the analysis, we determined there was no impairment of goodwill at the reporting unit level.
In addition, we reconciled our market capitalization to the estimated fair value of the segments on a combined basis to determine if goodwill impairment exists at the entity level. In performing this analysis, we started with a base market capitalization, and then increased this amount to give consideration to the trading illiquidity of our shares and a controlling equity interest. We determined our base market capitalization by multiplying the 9,647,404 common shares outstanding at December 31, 2008, by a share price of $2.43, which is an average share price for the twenty-two trading days in December 2008. Since daily trading in our shares during the fourth quarter was approximately one-tenth of one percent of outstanding shares, we determined it was reasonable to assume our shares were undervalued due to illiquidity. To arrive at a marketable, non-controlling value for our shares, we added an illiquidity premium of 15% to our base market capitalization. Regarding a controlling equity interest, we considered that, for publicly-traded companies, substantial value may arise from the ability to take advantage of synergies and other benefits that flow from control over another entity. Consequently, measuring the fair value of a collection of assets and liabilities that operate together in a controlled entity is different from measuring the fair value of that entity’s individual common shares. In most industries, including ours, an acquiring entity typically is willing to pay more for equity securities that give it a controlling interest than an investor would pay for a fractional, noncontrolling ownership interest. For purposes of this analysis, we used a control premium of 30%. To determine the applicable control premium, we observed data derived from acquisitions and trading multiples of companies in our industry, in addition to data for companies operating in the overall services industry. We have concluded that our reconciliation factors are reasonable and support the differential between market capitalization and the estimated aggregate fair value of our reporting segments.
At December 31, 2007 and 2006 our market capitalization exceeded our equity by a significant margin and the reconciliation process described above was not performed for those years. Based upon the results of our testing, we determined that no impairment of goodwill existed at December 31, 2008, 2007, and 2006.
Stock-Based Compensation — We maintain a stock option plan for the benefit of certain eligible employees and directors of the Company. Commencing January 1, 2006, we adopted Statement of Financial Accounting Standard No. 123R, “Share Based Payment” (“SFAS 123R”), using the modified prospective method of adoption, which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values over the requisite service period. The compensation cost we record for these awards is based on their fair value on the date of grant. The Company continues to use the Black Scholes option-pricing model as its method for valuing stock options. The key assumptions for this valuation method include the expected term of the option, stock price volatility, forfeitures, risk-free interest rate and dividend yield. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. Further information on our share-based payments can be found in Note 8 in the Notes to the Consolidated Financial Statements under Item 8 in this Form 10-K.
Valuation of Derivative Instruments — In accordance with the interpretive guidance in EITF Issue No. 05-4, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19,’Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock’”, we originally valued warrants we issued in November 2005 in our financing transaction as a derivative liability. We had to make certain periodic assumptions and estimates to value the derivative liability. Factors affecting the amount of this liability included changes in our stock price, the computed volatility of our stock price and other assumptions. The change in value is reflected in our statements of operations as non-cash income or expense. Further information regarding our warrant valuation can be found in the section titled “Liquidity and Capital Resources” and in our Note 2 to the Consolidated Financial Statements under Item 8 in this Form 10-K.
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
Capitalized software development costs are evaluated for impairment, in accordance with Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, when circumstances indicate that an impairment has occurred. Circumstances which might indicate that an impairment has occurred include (1)

a realization that the internal-use software is not expected to provide substantive service potential: (2) a significant change in the extent or manner in which the software is used: (3) a significant change has been made or is being anticipated to the software program: or (4) the costs of developing or modifying the internal-use software significantly exceed the amount originally expected. Recoverability of these capitalized costs is determined by comparing the forecasted future revenues from the related products, based on management’s best estimates using appropriate assumptions and projections at the time, to the carrying amount of the capitalized software development costs. If the carrying value is determined not to be recoverable from future cash flows, an impairment loss is recognized equal to the amount by which the carrying amount exceeds the future cash flows.
Accrued Self-Funded Insurance — We are self-insured, up to certain limits, for employee group health claims. We expense the cost of claims reported and an estimate of claims incurred but not reported. A liability for unpaid claims and the associated claims expense, including incurred but not reported losses, is estimated using historical claims experience and reflected in the balance sheet as accrued self-funded insurance.
Income Taxes — The Company records income taxes in accordance with the liability method of accounting. Deferred income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities and federal operating loss carryforwards. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment. Tax benefits are recognized when management believes the benefit is more likely than not to be sustained upon review from the relevant authorities. If the Company were to record a liability for unrecognized tax benefits, interest and penalties would be recorded as a component of income tax expense. We do not record a tax liability or benefit in connection with the change in fair value of certain of our warrants. Income taxes are calculated based on management’s estimate of the Company’s effective tax rate, which takes into consideration a federal tax rate of 34% and an effective state tax rate of approximately 7%. This normal effective tax rate of 41% is less than the tax rate resulting from income tax expense we recognized during the year ended December 31, 2008 due to the tax rate effects of compensation expense for incentive stock options.

RESULTS OF OPERATIONS
Years Ended December 31, 2008 and 2007
Revenue. Revenue increased $7,718,000 or 11.0%, to $77,676,000 for 2008, from $69,958,000 for 2007.
Fitness Management
Our Fitness Management segment declined 3.0%, or $1,269,000, which included a decline in staffing services of $1,049,000, or 2.6%, and a decline in program services of $220,000, or 8.2%. This revenue decline is primarily due to contract terminations we experienced in 2007 and 2008 related to customer reaction to the current recessionary business climate.
If the economic recession continues for the remainder of 2009, it is possible we could continue to experience a higher level of staffing services revenue loss in our Fitness Management segment. Our most at risk contracts moving into 2009 include those in the automotive industry, although we believe the current recession may have an adverse impact on many industries, which could affect our other customers and lead to further revenue loss from contract termination or service reduction. With respect to the automotive industry, we have lost approximately $1.7 million in revenue over the past twelve to eighteen months. During 2009, we expect to realize approximately $2.5 million in revenue from our automotive contracts, and if their financial difficulties continue, we may see similar revenue losses during 2009.
It is also possible we could experience further declines in Fitness Management program service revenue during 2009. Program service revenue is derived from fees we charge to members of our managed fitness centers for services such as personal training, massage therapy, weight loss programs and special fitness classes. The revenue decline we experienced in 2008 is attributed to the effects of the recessionary economy, employment reductions and our members decreasing their spending on discretionary services. We believe this trend will continue during 2009.
Because we are the largest provider of fitness management services in the United States, we believe the number of opportunities to bid on new business during 2009 should be consistent with past years. In order to increase our chances of winning new business in 2009 and reverse the historical decline of our fitness management revenue, we also believe that we will need to lower our pricing to be competitive in this market, which may result in lower profitability.
Health Management
Our Health Management segment contributed total growth of 32.6%, or $8,987,000, which includes growth from staffing services of $2,322,000, or 14.7%, and growth from program services of $6,665,000, or 56.9%. Overall, the growth in staffing revenue is attributable to new customers and the expansion of sales to existing customers. The increase in program services, compared to last year, was primarily driven by a $3.3 million increase in biometric screening services, a $1.8 million increase in health coaching and advising services, a $0.6 million increase in flu shots and a $0.5 million increase related to eHealth platform participation.
For 2009, we anticipate that the economic recession may have a negative impact on revenue from existing customers. It is possible that many of our health management customers may reduce the scope of their programs during 2009 as a measure to conserve cash and improve profitability. Our health management revenue may also be negatively affected by lower participation rates at some customers due to employee layoffs. At the same time, the recessionary economy has also lengthened the sales cycle for new opportunities. The combination of these events, if they materialize, may challenge our ability to increase 2009 revenue on a basis consistent with past growth.
2008 Customer Commitments and Cancellations
For the year ended December 31, 2008, the Company received a total of 16 health management commitments and expanded services with three existing health management customers. In addition, the Company received three fitness management commitments and expanded services with four fitness management customers. Combined commitment and service-expansion activity for 2008 may realize annualized revenue of $6.9 million, to be partially offset by a potential annualized revenue loss of $4.5 million from contract cancellations, of which $2.7 million is attributed to fitness management and $1.8 million is attributed to health management. These cancellations reflect the continuing weakness in the economy and the challenges companies expect to face during 2009.
Gross Profit. Gross profit increased $4,099,000, or 20.9%, to $23,740,000 for 2008, from $19,641,000 for 2007. Total gross margin increased to 30.6%, from 28.1% for the same period last year, which is primarily due to Health Management revenue representing a larger percentage of our total revenue and improved margins for both Health and Fitness staffing services.
Fitness Management
Fitness Management gross profit decreased $26,000, which includes an increase of $201,000 from staffing services and a decline of $227,000 from program services. Gross margin for our Fitness Management segment increased in 2008 to 23.7%, from 23.1% for 2007. This result is primarily due to a gross margin increase in staffing services, which increased to 22.9%, from 21.7% for last year. Gross profit for program services decreased from 43.1% to 37.7%. The margin increase for staffing services is primarily due to lower costs for employee paid time off and medical benefits, in addition to expense savings for group classes and liability insurance. The margin decrease for program services is primarily due to higher costs to deliver site-based personal training and massage therapy services.
Health Management
Health Management gross profit grew $4,125,000, which includes growth of $814,000 from staffing services and growth of $3,310,000 from program services. Gross margin for our Health Management segment increased from 35.8% to 38.2%. This result is due to a gross margin increase for staffing services, which increased to 26.4%, from 25.1% last year, and a gross margin decrease for program services, which declined to 49.9%, from 50.1% last year. The gross margin increase for staffing services is primarily due to revenue growth and operating expense savings. The gross margin decrease in program services is primarily due to the higher sales growth of lower margin program services, such as biometric screenings and flu shots.
The anticipated negative impact of the economic recession discussed above may challenge our ability to improve gross profit and margins in 2009 on a basis consistent with past growth.
Operating Expenses and Operating Income. Operating expenses increased $1,174,000, or 6.6%, to $18,955,000 for 2008, from $17,781,000 for 2007.
This increase is due to a $1,084,000, or 10.1% increase in salaries, and a $97,000, or 1.4% increase in other selling, general and administrative expenses. These increases are primarily due to staff additions in certain operating areas that were impacted by our 2008 revenue growth, including Research, Development and Outcomes, Information Technology, Business Development and Operations. For 2008 operating expense, as a percent of revenue, were 24.4%, compared to 25.4% for 2007.
Operating margin increased to 6.2% for 2008, from 2.7% for 2007. This increase is primarily due to sales growth in our Health Management segment, cost efficiencies related to staffing services and a lower ratio of operating expenses to revenue as discussed above. Since 2009 revenue growth may be challenged by recessionary pressures, our strategies to maximize our operating profitability will focus on closely managing operating expenses and improving business processes.
If we continue to experience profitable operations resulting in increased shareholders’ equity value, and if our market price per share does not increase accordingly, it is possible this may trigger an impairment of goodwill in future periods. In addition, our earnings might not maintain or increase at the rate the market expects, or in parity with our competition, which could contribute to a decline in our share price when compared to others in our industry. As a result of these and other factors, we could experience a partial or complete goodwill impairment of one or both of our segments or our company as a whole. An impairment would have a negative impact on our profitability.

Other Income and Expense. Interest expense decreased $15,000 to $21,000 for 2008, from $36,000 for 2007. This decrease was due to lower use of our credit line to temporarily fund working capital needs during 2008.
Income Taxes. Income tax expense increased $1,136,000 to $2,042,000 for 2008, from $906,000 for 2007. The increase is primarily due to increased operating income in 2008 compared to 2007.
Our effective tax rate was 42.9% of earnings before income taxes for 2008, compared to 49.9% for 2007. Compared to our normal effective tax rate of 41%, our current effective tax rate is higher due primarily to the non-deductibility of compensation expense for incentive stock options, which added approximately 2.9% to our effective tax rate for 2008 and 4.0% for 2007.
Dividend and Deemed Dividend to Preferred Shareholders. There was no dividend or deemed dividend to preferred shareholders for 2008.
Net Earnings Applicable to Common Shareholders. Net earnings applicable to common shareholders increased $1,812,000 to $2,722,000 for 2008, from $910,000 for 2007. This increase is primarily attributed to the growth in the Health Management segment.
Years Ended December 31, 2007 and 2006
Revenue. Revenue increased $6,379,000 or 10.0%, to $69,958,000 for 2007, from $63,579,000 for 2006.
Of this growth in revenue, our Fitness Management segment grew $182,000, which includes growth of $77,000 from staffing services and $105,000 from program services. The growth in staffing revenue is due to revenue from new 2007 contracts slightly outpacing revenue losses from terminated contracts. The revenue growth for program services is primarily due to higher biometric screening and flu shot services at our fitness center sites.
Our Health Management segment contributed total growth of $6,197,000, which includes growth of $2,150,000 from staffing services and growth of $4,047,000 from program services. Overall, the growth in staffing revenue is attributable to new customers and the expansion of sales to existing customers. The increase in program services, compared to last year, was primarily driven by an increase in biometric screening services, health coaching services, flu shots and eHealth platform sales and customizations.
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
Gross Profit. Gross profit increased $2,010,000, or 11.4%, to $19,641,000 for 2007, from $17,631,000 for 2006.
Of this increase in gross profit, our Fitness Management segment declined $193,000, which includes a decline of $219,000 from staffing services and a slight increase of $26,000 from program services. This decline in gross profit is primarily due to the gross profit loss attributable to 2007 staffing contract cancellations, which had more favorable pricing than the new staffing contracts we secured during 2007.
Our Health Management segment contributed gross profit growth of $2,203,000, which includes growth of $574,000 from staffing services and growth of $1,629,000 from program services. This growth in gross profit is primarily due to the 29.1% health management revenue growth we experienced during 2007.

Total gross margin increased to 28.1%, from 27.7% for the same period last year. Gross margin for our Health Management segment remained at 35.8% for 2007. This result is due to a gross margin increase for staffing services, which grew to 25.1%, from 24.9% last year, and a gross margin decrease for program services, which fell to 50.1%, from 55.3% last year. The gross margin decrease for program services is primarily due to a higher level of unproductive staff time for biometric screening and health coaching services during the fourth quarter. Also contributing to this gross margin decline were flu shots we delivered during the fourth quarter, which contributed approximately $850,000 in revenue and no gross margin.
Gross margin for our Fitness Management segment fell to 23.1%, from 23.7% for 2006. This result is primarily due to a gross margin decrease for staffing services, which fell to 21.7%, from 22.3%. This decline is primarily due to a $300,000 workers compensation premium refund we received in the third quarter of 2006, lower pricing for our new 2007 contracts, and gross margin loss due to the cancellation of a large automotive contract effective March 31, 2007. We also experienced a gross margin decline for program services, which fell to 43.1%, from 43.9%. This margin decrease is primarily due to lower participant fees for screening and flu shot services we provided during the fourth quarter to various fitness center management customers.
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
Our effective tax rate, which excludes the additional tax expense attributable to a change in estimated 2006 income tax payable, was 44.4% of earnings before income taxes for 2007, compared to 40.6% for 2006, which excludes from earnings before income taxes the $841,215 gain related to a change in fair value of warrants. Compared to our normal effective tax rate of 41%, our current effective tax rate is higher due primarily to the non-deductibility of compensation expense for incentive stock options, which added approximately 4.0% to our effective tax rate for 2007.
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
Net Earnings. Net earnings applicable to common shareholders decreased $442,000 to $910,000 for 2007, from $1,352,000 for 2006. This decrease is attributed to the operational investments we made during 2007 to strengthen our health management service capabilities.
LIQUIDITY AND CAPITAL RESOURCES
Our working capital increased $2,238,000 to $10,700,000 for 2008, from $8,460,000 for 2007. This increase is largely attributable to our improved operating results reduced by an expenditure of $2.3 million to repurchase common shares outstanding in the three months ended June 30, 2008.
In addition to cash flows generated from operating activities, our other primary source of liquidity and working capital is provided by a $3,500,000 Credit Agreement with Wells Fargo Bank, N.A. (the “Wells Loan”). Through December 31, 2008, we paid interest at prime (effective rate of 3.25% and 7.25% at December 31, 2008 and 2007, respectively). Effective with the renewal of the Wells Loan on March 24, 2009, interest will be computed using the daily three month LIBO rate plus a markup of 2.75%. The Wells Loan matures on June 30, 2011, as amended. Working capital advances from the Wells Loan are based upon a percentage of our eligible accounts receivable, less any amounts drawn and outstanding. The facility provided maximum borrowing capacity of $3,250,000 at December 31, 2008 and 2007, respectively and no debt was outstanding on those dates. Peak borrowing under the line of credit during 2008 was $2,155,000, which occurred during the month following the $2.3 million second quarter common stock repurchase program, as previously discussed. All borrowings are collateralized by substantially all of our assets. At December 31, 2008, we were in compliance with all of our financial covenants.
On November 14, 2005 (the “Effective Date”), in a Private Investment in Public Equity transaction (the “PIPE Transaction”), we issued an aggregate of 1,000 shares of Series B Convertible Preferred Stock (the “Series B Stock”), together with warrants to purchase 765,000 shares of common stock at $4.80 per share, to a limited number of accredited investors for aggregate gross proceeds of $10.2 million. After selling commissions and expenses, we received net proceeds of approximately $9.4 million. The Series B Stock automatically converted into 2,550,000 shares of our common stock on March 10, 2006, the date the Securities and Exchange Commission (the “SEC”) first declared effective a registration statement covering these shares. On the date of this conversion, we recorded a $1,576,454 deemed dividend to preferred shareholders by recording a reduction to net earnings applicable to common shareholders in the consolidated statement of operations for the quarter ended March 31, 2006, with a corresponding increase being recorded to additional paid in capital in the consolidated balance sheet as of March 31, 2006. We used the proceeds from this PIPE Transaction to redeem our Series A Convertible Preferred Stock and to fund the acquisition of HealthCalc.Net, Inc.
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
We believe our short and long-term capital needs will be met with cash flows generated by operations. We anticipate investment activities in 2009 will be at or below 2008 levels and will be funded through operating cash flows. Capitalized software development costs, as previously discussed, are primarily related to enhancements to our eHealth platform. These enhancements are made to improve efficiencies and/or generate additional revenues and are, thus, discretionary in nature. We have not seen a material change in the payment activities of our customers in 2008 and do not anticipate a material change in 2009. We do, however, expect to realize approximately $2.5 million in revenue from our existing automotive contracts in 2009 and will continue to monitor their financial health as it relates to outstanding accounts receivable. Although we do not anticipate borrowing from the Wells Fargo credit line in 2009, we have extended the agreement, as previously discussed, to provide an additional source of funding.
The following table represents the Company’s contractual obligations at December 31, 2008:

Payments Due By Period
		Less Than			More Than
	Total	1 Year	1 to 3 Years	3 to 5 Years	5 Years

Long-term debt obligations	$—	$—	$—	$—	$—
Operating lease obligations	$2,441,000	$634,000	$1,195,000	$612,000	$—
Inflation
We do not believe that inflation has significantly impacted our results of operations in any of the last three completed fiscal years.
Off-balance Sheet Arrangements
As of December 31, 2008, the Company had no off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities. Refer to the footnotes to the Company’s Consolidated Financial Statements contained herein for disclosure related to the Company’s “Commitments and Contingencies.”
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
Forward-looking statements include all statements based on future expectations and specifically include, among other things, statements relating to our belief that the services we offer will help employees make better lifestyle behavior choices, thus improving their health, in addition to helping companies decrease the rate of spending on employee healthcare costs; management’s belief that the future growth of our Company depends on our Health Management segment; management’s belief that total revenue and gross profit from our Health Management segment may outpace the total revenue and gross profit from our legacy Fitness Management segment; management’s expectation of future growth in the Health Management segment; management’s expectation that it will continue to invest resources to enhance the functionality of our web-based software system; management’s belief that we are recognized as a leading provider of corporate fitness management services, that we have a cost-effective business model, and that we are well positioned to compete in this industry; our belief that we can enhance our position as the leading integrator of fitness and health management services for corporations and other large organizations; our belief that the market for population health management programs will continue to grow; our belief that we can continue to add new customers and sell additional fitness services to our current customers; our intent to invest in the Health Management business segment commensurate with the addition of new business; our belief that we can build a sustainable competitive advantage in order to compete for new business opportunities against larger competitors in the health management services industry; our belief that many companies will be interested in addressing the health needs of employees and their dependents and retirees and that we can provide the products, services, expertise and personnel to effectively meet this need; our belief the current recession may have an adverse impact on many industries, which could affect our customers and lead to further revenue loss from contract termination or service reduction; our belief that our members will continue to decrease their spending on discretionary services during 2009; our belief that the number of opportunities to bid on new business during 2009 should be consistent with past years; our belief that we will need to lower our pricing to be competitive in the fitness management market, which may result lower profitability; our ability to increase 2009 revenue on a basis consistent with past growth; our ability to improve gross profit and margins in 2009 on a basis consistent with past growth; the possibility of goodwill impairment; our belief that our short and long-term capital needs will be met with cash flows generated by operations; our anticipation that investment activities in 2009 will be at or below 2008 levels and will be funded through operating cash flows; our anticipation that we will not see a material change in the payment activities of our customers in 2009; and our belief that inflation has not significantly impacted our results of operations in any of the last three completed fiscal years, as well as statements regarding projections and outlook relating to the industries in which we compete and the economy in general, increasing revenue, improving margins, marketing efforts, competitive conditions, the effect of price competition and changes to the economy, and the sufficiency of our liquidity and capital resources. In addition, the estimated annualized revenue value of our new, lost and existing contracts is a forward looking statement, which is based upon an estimate of the anticipated annualized revenue to be realized or lost. Such information should be used only as an indication of the activity we have recently experienced in our two business segments. These estimates, when considered together, should not be considered an indication of the total net, incremental revenue growth we expect to generate in any year, as actual net growth may differ from these estimates due to actual staffing levels, participation rates and contract duration, in addition to other revenue we may lose in the future due to contract termination. Any statements that are not based upon historical facts, including the outcome of events that have not yet occurred and our expectations for future performance, are forward-looking statements. The words “potential,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” “plan,” “anticipate,” and similar words and expressions are intended to identify forward-looking statements. Such statements are based upon the current beliefs and expectations of our management. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, our inability to deliver the health management services demanded by major corporations and other clients, our inability to successfully cross-sell health management services to our fitness management clients, our inability to successfully obtain new business opportunities, our failure to have sufficient resources to make investments, our ability to make investments and implement strategies successfully, continued delays in obtaining new commitments and implementing services, the continued deterioration of general economic conditions, and those matters identified and discussed in Item 1A of this Form 10-K under “Risk Factors.”
RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. However, on December 14, 2007, the FASB issued proposed FSP FAS 157-2, which would delay the effective date of SFAS 157 for all non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Furthermore, in October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, and was effective upon issuance. Effective for 2008, we adopted SFAS 157 and FSP FAS 157-2 except as it applies to those non-financial assets and non-financial liabilities as noted in proposal FSP FAS 157-2. The adoption of SFAS 157, FSP FAS 157-2 or FSP FAS 157-3 did not have a material impact on our consolidated financial position, results of operation or cash flows and we do not believe the adoption of FSP FAS 157-2 will be material to our consolidated financial statements.
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
In March 2008, the FASB issued statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (SFAS 133) (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities to improve the transparency of financial reporting. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (our 2009 fiscal year). We do not believe the adoption of SFAS 161 will have a material effect on our consolidated financial statements.
In May 2008, the FASB issued statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 was effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The SEC approval occurred in September 2008. We do not believe the adoption of SFAS 162 will have a material effect on our consolidated financial statements.
In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), to provide guidance for determining the useful life of recognized intangible assets and to improve consistency between the period of expected cash flows used to measure the fair value of a recognized intangible asset and the useful life of the intangible asset as determined under SFAS 142. The FSP requires that an entity consider its own historical experience in renewing or extending similar arrangements. However, the entity must adjust that experience based on entity-specific factors under SFAS 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for fiscal years and interim periods that begin after November 15, 2008. The Company intends to adopt FSP FAS 142-3 effective January 1, 2009 and to apply its provisions prospectively to recognized intangible assets acquired after that date. The Company has periodically purchased recognized intangible assets and is in the process of evaluating the impact that the adoption of FSP FAS 142-3 will have on its financial statements.
In December 2008, the FASB issued FASB Staff Position (FSP) FAS 140-4 (“FAP FAS 140-4”) and FIN46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest

Entities (“FIN46(R)-8”). This FSP amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require public entities to provide disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46, Consolidation of Variable Interest Entities, to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. The disclosures required by this FSP are intended to provide greater transparency to financial statement users about transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying SPEs. FSP FAS 140-4 and FIN46(R)-8 is effective for the first reporting period (interim or annual) ending after December 15, 2008 (our 2009 fiscal year). We do not believe the adoption of FSP FAS 140-4 and FIN46(R)-8 will have a material effect on our consolidated financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks related to changes in U.S. and international interest rates. The Company’s borrowings under the Wells Fargo Line of Credit bear interest at a variable rate. There were no borrowings outstanding under the Wells Fargo Line of Credit at December 31, 2008.
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Consolidated Balance Sheets of the Company as of December 31, 2008 and 2007, and the related Consolidated Statements of Operations, Stockholders’ Equity, and Cash Flows for each of the three years in the period ended December 31, 2008, and the notes thereto have been audited by Grant Thornton LLP, independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Health Fitness Corporation
Minneapolis, Minnesota
     We have audited the accompanying consolidated balance sheets of Health Fitness Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15 (a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Health Fitness Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Grant Thornton LLP
Minneapolis, Minnesota
March 24, 2009

HEALTH FITNESS CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

	2008	2007
ASSETS

CURRENT ASSETS
Cash	$1,300,620	$1,946,028
Trade and other accounts receivable, less allowances of $317,600 and $243,300	16,306,197	14,686,879
Inventory	347,510	569,458
Prepaid expenses and other	354,257	226,891
Deferred tax assets	288,626	406,367

Total current assets	18,597,210	17,835,623

PROPERTY AND EQUIPMENT, net	1,243,413	1,400,570

OTHER ASSETS
Goodwill	14,546,250	14,546,250
Software technology, less accumulated amortization of $1,301,300 and $795,100	1,977,071	1,734,920
Trademark, less accumulated amortization of $438,700 and $345,500	54,400	147,561
Other intangible assets, less accumulated amortization of $313,600 and $241,700	215,500	287,334
Other	—	9,807

	$36,633,844	$35,962,065

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Trade accounts payable	$1,470,440	$2,121,154
Accrued salaries, wages, and payroll taxes	2,632,329	4,011,580
Other accrued liabilities	1,664,710	1,187,045
Accrued self funded insurance	310,511	333,724
Deferred revenue	1,820,960	1,722,254

Total current liabilities	7,898,950	9,375,757

DEFERRED TAX LIABILITY	751,769	108,623

LONG-TERM OBLIGATIONS	—	—

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 25,000,000 shares authorized; 9,647,404 and 9,964,294 shares issued and outstanding at December 31, 2008 and 2007	96,474	99,643
Additional paid-in capital	28,263,803	29,449,853
Accumulated comprehensive loss from foreign currency translation	(83,835)	(56,413)
Accumulated deficit	(293,317)	(3,015,398)

	27,983,125	26,477,685

	$36,633,844	$35,962,065

See notes to consolidated financial statements.

HEALTH FITNESS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006

REVENUE	$77,676,409	$69,958,051	$63,578,540

COSTS OF REVENUE	53,936,883	50,317,174	45,947,956

GROSS PROFIT	23,739,526	19,640,877	17,630,584

OPERATING EXPENSES
Salaries	11,852,588	10,769,048	8,544,885
Other selling, general and administrative	6,937,189	6,840,621	5,040,709
Amortization of trademarks and other intangible assets	164,993	171,081	368,618

Total operating expenses	18,954,770	17,780,750	13,954,212

OPERATING INCOME	4,784,756	1,860,127	3,676,372

OTHER INCOME (EXPENSE)
Interest expense	(21,487)	(35,771)	(7,512)
Change in fair value of warrants	—	—	841,215
Other, net	708	(8,627)	9,646

EARNINGS BEFORE INCOME TAXES	4,763,977	1,815,729	4,519,721

INCOME TAX EXPENSE	2,041,896	905,978	1,495,184

NET EARNINGS	2,722,081	909,751	3,024,537
Deemed dividend to preferred shareholders	—	—	1,576,454
Dividend to preferred shareholders	—	—	96,410

NET EARNINGS APPLICABLE TO COMMON SHAREHOLDERS	$2,722,081	$909,751	$1,351,673

NET EARNINGS PER COMMON SHARE:
Basic	$0.28	$0.09	$0.15
Diluted	0.27	0.09	0.05

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	9,783,384	9,842,990	9,011,649
Diluted	9,909,680	10,296,556	9,386,338
See notes to consolidated financial statements.

HEALTH FITNESS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

			Additional	Accumulated		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Capital	Income	Deficit	Equity	Income
BALANCE AT JANUARY 1, 2006	6,893,673	$68,936	$15,694,363	$1,245	$(5,276,822)	$10,487,722
Issuance of common stock through stock purchase plan	45,286	453	170,836	—	—	171,289
Redemption of common stock for option exercises	(15,777)	(158)	(67,683)			(67,841)
Issuance of common stock for option exercises	126,925	1,269	76,661	—	—	77,930
Payment of Series B preferred stock financing costs			(161,725)			(161,725)
Issuance of common stock for Series B preferred stock	2,550,000	25,500	8,598,046	—	—	8,623,546
Reclassification of warrant liability			1,369,674			1,369,674
Issuance of common stock for board of directors compensation	10,000	100	31,900	—	—	32,000
Stock options compensation	—	—	373,477	—	—	373,477
Deemed dividend to preferred shareholders	—	—	1,576,454	—	(1,576,454)	0
Dividend to preferred shareholders	—	—	—	—	(96,410)	(96,410)
Net earnings	—	—	—	—	3,024,537	3,024,537	$3,024,537
Foreign currency translation	—	—	—	(36,431)	—	(36,431)	(36,431)

Comprehensive Income							$2,988,106
BALANCE AT DECEMBER 31, 2006	9,610,107	$96,100	$27,662,003	$(35,186)	$(3,925,149)	$23,797,768
Issuance of common stock through stock purchase plan	28,927	289	160,953	—	—	161,242
Redemption of common stock for option exercises	(7,064)	(71)	(40,248)	—	—	(40,319)
Issuance of common stock for option exercises	164,362	1,645	250,515	—	—	252,160
Issuance of common stock for executive compensation	25,000	250	110,167	—	—	110,417
Redemption of common stock for executive compensation tax liability	(8,333)	(83)	(42,051)	—	—	(42,134)
Issuance of common stock for accrued acquisition earnout	131,295	1,313	736,187	—	—	737,500
Issuance of common stock for board of directors compensation	20,000	200	118,800	—	—	119,000
Payment of Series B preferred stock financing costs	—	—	(17,415)	—	—	(17,415)
Executive equity compensation program	—	—	53,097	—	—	53,097
Stock option compensation	—	—	457,845	—	—	457,845
Net earnings	—	—	—	—	909,751	909,751	$909,751
Foreign currency translation	—	—	—	(21,227)	—	(21,227)	(21,227)

Comprehensive Income							$888,524

BALANCE AT DECEMBER 31, 2007	9,964,294	$99,643	$29,449,853	$(56,413)	$(3,015,398)	$26,477,685
Issuance of common stock through stock purchase plan	46,709	467	188,856	—	—	189,323
Redemption of common stock for option exercises	(3,291)	(33)	(16,276)	—	—	(16,309)
Issuance of common stock for option exercises	186,100	1,921	211,817	—	—	213,738
Issuance of common stock for executive compensation	28,991	229	85,059	—	—	85,288
Repurchase of common stock through common stock repurchase plan	(570,680)	(5,707)	(2,349,216)	—	—	(2,354,923)
Reverse stock split cash payout of fractional shares	(144)	(1)	(189)	—	—	(190)
Redemption of common stock for executive compensation tax liability	(4,575)	(45)	(18,401)	—	—	(18,446)
Executive equity compensation program	—	—	248,183	—	—	248,183
Tax benefit of stock options exercised	—	—	35,729	—	—	35,729
Stock option compensation	—	—	428,388	—	—	428,388
Net earnings	—	—	—	—	2,722,081	2,722,081	$2,722,081
Foreign currency translation	—	—	—	(27,422)	—	(27,422)	(27,422)

Comprehensive Income							$2,694,659

BALANCE AT DECEMBER 31, 2008	9,647,404	$96,474	$28,263,803	$(83,835)	$(293,317)	$27,983,125

See notes to consolidated financial statements.

HEALTH FITNESS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$2,722,081	$909,751	$3,024,537
Adjustment to reconcile net earnings to net cash provided by operating activities:
Common stock issued for Board of Directors compensation	—	119,000	32,000
Stock-based compensation	761,860	579,225	373,477
Depreciation and amortization	1,142,290	959,331	905,205
Warrant valuation adjustment	—	—	(841,215)
Deferred taxes	760,887	356,742	57,814
Loss on disposal of assets	4,706	—	—
Change in assets and liabilities, net of assets acquired:
Trade and other accounts receivable	(1,619,318)	(2,282,023)	(3,565,810)
Inventory	221,948	(243,393)	(326,065)
Prepaid expenses and other	(127,366)	148,933	133,449
Other assets	9,807	14,790	22,508
Trade accounts payable	(678,136)	287,985	1,088,382
Accrued liabilities and other	(924,989)	1,961,828	1,338,479
Deferred revenue	98,706	59,133	(205,325)

Net cash provided by operating activities	2,372,476	2,871,302	2,037,436
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(344,503)	(992,841)	(588,180)
Sale of property and equipment	12,781	—	—
Capitalized software development costs	(735,273)	(501,285)	(266,760)
Business acquisitions, net of cash acquired	—	(36,781)	(1,589,780)
Net cash payment made for acquisition	—	(737,500)	—

Net cash used in investing activities	(1,066,995)	(2,268,407)	(2,444,720)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	16,823,447	22,042,206	—
Repayments under line of credit	(16,823,447)	(22,042,206)	—
Costs from the issuance of preferred stock	—	(17,415)	(161,725)
Repurchase of common stock	(2,354,923)	—	—
Proceeds from tax benefit of stock options exercised	35,729	—	—
Proceeds from the issuance of common stock	170,876	161,242	171,288
Proceeds from the exercise of stock options	197,429	211,841	10,091
Payment of Series B preferred stock dividend	—	—	(96,410)

Net cash provided by (used in) financing activities	(1,950,889)	355,668	(76,756)

NET INCREASE (DECREASE) IN CASH	(645,408)	958,563	(484,040)
CASH AT BEGINNING OF YEAR	1,946,028	987,465	1,471,505

CASH AT END OF YEAR	$1,300,620	$1,946,028	$987,465

SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow information:
Cash paid for interest	$15,038	$31,295	$1,681
Cash paid for taxes	924,525	348,650	1,502,987

Noncash investing and financing activities affecting cash flows:
Redemption of common stock for executive compensation	$(18,446)	$(42,134)	$—
Deemed dividend to preferred shareholders	—	—	(1,576,454)
Common stock issued in business acquisition	—	737,500	—
Redemption of common stock for option exercises	(16,309)	(40,319)	(67,841)
See notes to consolidated financial statements.

HEALTH FITNESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business — We provide fitness and health management services and programs to corporations, hospitals, communities and universities located in the United States and Canada. Fitness and health management services include the development, marketing and management of corporate, hospital, community and university based fitness centers, worksite health promotion, injury prevention and work-injury management consulting, and on-site physical therapy. Programs include fitness and health services for individual customers, including health risk assessments, biometric screenings, nutrition and weight loss programs, personal training, smoking cessation, massage therapy, back care and ergonomic injury prevention.

Segment Reporting — We reflect our business into two segments: Fitness Management and Health Management. We made this decision based on the following factors: (i) the evolution of our Health Management segment and management’s belief that the future growth of our Company depends on our Health Management segment; (ii) management’s belief that total revenue and gross profit from our Health Management segment may outpace the total revenue and gross profit from our legacy Fitness Management segment, which began to happen in the fourth quarter of 2008; (iii) management has invested significant resources to hire additional service and account management staff to handle the growth we have experienced, and expect to experience in the future in the Health Management segment; (iv) management has invested, and expects to continue investing resources to enhance the functionality of our web-based software system to appeal to a wider range of current and new customers for both of our operating segments, and (v) on a monthly, quarterly and annual basis, we manage the performance of our business by reviewing internally-generated financial reports that detail revenue and gross profit results for each segment.

Management believes the Company does not have assets that are related solely to each segment, and thus has not allocated assets to our reportable segments for the following reasons: (i) Health Fitness is a service business that depends heavily on the joint efforts of our staff to operate and grow each segment of our business, (ii) we do not require or maintain a large asset infrastructure and the tangible and intangible assets we do own, including the web-based software system we acquired from HealthCalc, are deployed across both segments of our business to generate segment revenue and gross profit results, (iii) our future growth plans involve a tighter integration between our Fitness and Health Management segments, resulting in significant opportunities to cross-sell our fitness and health management services to existing customers within each segment, and (iv) management believes an arbitrary allocation of assets to each reportable segment would not result in meaningful information regarding how management uses the Company’s assets to grow the business.

Consolidation — The consolidated financial statements include the accounts of our Company and our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Cash — We maintain cash balances at several financial institutions, and at times, such balances exceed insured limits. We have not experienced any losses in such accounts and we believe we are not exposed to any significant credit risk on cash. At December 31, 2008 and 2007, we had cash of approximately $111,800 and $59,400 (U.S. Dollars) in a Canadian bank account.

Trade and Other Accounts Receivable — Trade and other accounts receivable represent amounts due from companies and individuals for services and products. We grant credit to customers in the ordinary course of business, but generally do not require collateral or any other security to support amounts due. Management performs ongoing credit evaluations of customers. Accounts receivable from sales of services are typically due from customers within 30 to 90 days. Accounts outstanding longer than contractual

HEALTH FITNESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

payment terms are considered past due. We determine our allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customer’s current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole. We write off accounts receivable when they become uncollectible, and payments subsequently received on such receivable are credited to the allowance. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers and their geographic dispersion. We had bad debt expense of $94,000, $30,000 and $104,000 for the periods ended December 31, 2008, 2007 and 2006.

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

Software Development Costs — We expense all costs of software development that we incur to establish technological feasibility of an enhancement, including activities related to initial planning, functionality design, health content sourcing and organization, technical performance requirements and assessing integration issues with the overall software system. Accordingly, software development costs incurred subsequent to the determination of technological feasibility are capitalized. Capitalization of costs and amortization of capitalized software development costs commences when the products are available for their intended purpose. We amortize our capitalized software development costs using the straight-line method over the estimated economic life of the product, which is generally three to five years.

Capitalized software development costs are evaluated for impairment, in accordance with Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, when circumstances indicate that an impairment has occurred. Circumstances which might indicate that an impairment has occurred include: (1) a realization that the internal-use software is not expected to provide substantive service potential: (2) a significant change in the extent or manner in which the software is used: (3) a significant change has been made or is being anticipated to the software program: or (4) the costs of developing or modifying the internal-use software significantly exceed the amount originally expected. Recoverability of these capitalized costs is determined by comparing the forecasted future revenues from the related products and services, based on management’s best estimates using appropriate assumptions and projections at the time, to the carrying amount of the capitalized software development costs. If the carrying value is determined not to be recoverable from future cash flows, an impairment loss is recognized equal to the amount by which the carrying amount exceeds the future cash flows. We determined that no circumstances existed at December 31, 2008 and 2007 that would trigger a recoverability evaluation.

During 2008 and 2007, we capitalized $748,000 and $501,000, respectively, of software development costs related to enhancements we made to our eHealth platform. Such enhancements include the development of a program that will allow us to deliver our online health risk assessment services in multiple languages, a web-based point of sale system to electronically capture sales and inventory transactions and improvements to our platform data management infrastructure. These capitalized costs are reported within Software Technology, and will be amortized over the remaining economic life of the eHealth platform, or five years, once the programs are placed into service. We expect to recover our capitalized software development costs through the growth of our business, enhancements to our services, and cost efficiencies generated.

Goodwill — Goodwill represents the excess of the purchase price and related costs over the fair value of net assets of businesses acquired. The carrying value of goodwill is not amortized, but is tested for impairment

HEALTH FITNESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

on an annual basis or when factors indicating impairment are present. We elected to complete the annual impairment test of goodwill on December 31 of each year and have determined that our goodwill relates to two reporting units for purposes of impairment testing.

In the fourth quarter of 2006, we decided to begin reporting our business in two reportable segments; Fitness Management and Health Management. These segments also represent reporting units under FAS142. Consistent with the guidance provided in paragraphs 34 and 35 of SFAS 142, Goodwill and Other Intangibles (SFAS 142), we allocated our total goodwill of $14,546,250 to our Fitness Management and Health Management business segments based upon the ratio of the estimated market value for each segment to the total estimated market value for the entire company. In connection with this allocation, 24.4%, or $3,546,009 of our total goodwill was allocated to our Fitness Management segment, and 75.6%, or $11,000,241 was allocated to our Health Management segment. This initial allocation of goodwill to each reporting unit will be the base amount that is subject to write-down should we determine that impairment exists in future years.

In connection with goodwill impairment testing as of December 31, 2008 and 2007, and consistent with the guidance provided in paragraphs 32 and 33 of SFAS 142, we allocated the assets and liabilities of our Fitness Management and Health Management business segments based upon the respective benefit received from each segment. Assets were allocated based on the percentage of revenue generated as substantially all the assets consisted of accounts receivable. Liabilities were allocated based on a percentage of cost of sales reported by each segment as we determined our liabilities are closely linked to our segment cost of sales. The net asset allocation that resulted for each segment was then compared to an estimate of market value for each segment.

The accounting principles regarding goodwill acknowledge that the observed market prices of individual trades of a company’s stock (and thus its computed market capitalization) may not be representative of the fair value of the company as a whole. At December 31, 2008, the Company’s stockholders’ equity exceeded its market capitalization by approximately $7,000,000. Consequently, we performed a detailed analysis of our goodwill using the assistance of a third party valuation specialist. Management assumes responsibility of the goodwill impairment test that was performed. The impairment analysis utilized three approaches: an income approach based on discounted cash flow and terminal value using a 20% discount rate, and two market approaches, one looking at guideline company values, and the second looking at recent comparable transactions for others in our industry to determine if observable market data supports the reasonableness of our estimates. The analysis utilized a range of assumptions and multiples that allowed the Company to evaluate its results across a range of potential values. Based on the analysis, we determined there was no impairment of goodwill at the reporting unit level.

In addition, we reconciled our market capitalization to the estimated fair value of the segments on a combined basis to determine if goodwill impairment exists at the entity level. In performing this analysis, we started with a base market capitalization for our Company, and then increased this amount to give consideration to the trading illiquidity of our shares and a controlling equity interest. We determined our base market capitalization by multiplying the 9,647,404 common shares outstanding at December 31, 2008, by a share price of $2.43, which is an average share price for the twenty-two trading days in December 2008. Since daily trading in our shares during the fourth quarter was approximately one-tenth of one percent of outstanding shares, we determined it was reasonable to assume our shares were undervalued due to illiquidity. To arrive at a marketable, non-controlling value for our shares, we added an illiquidity premium of 15% to our base market capitalization. Regarding a controlling equity interest, we considered that, for publicly-traded companies, substantial value may arise from the ability to take advantage of synergies and other benefits that flow from control over another entity. Consequently, measuring the fair value of a collection of assets and liabilities that operate together in a controlled entity is different from

HEALTH FITNESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

measuring the fair value of that entity’s individual common shares. In most industries, including ours, an acquiring entity typically is willing to pay more for equity securities that give it a controlling interest than an investor would pay for a fractional, noncontrolling ownership interest. For purposes of this analysis, we used a control premium of 30%. To determine the applicable control premium, we observed data derived from acquisitions and trading multiples of companies in our industry, in addition to data for companies operating in the overall services industry. We have concluded that our reconciliation factors are reasonable and support the differential between market capitalization and the estimated aggregate fair value of our reporting segments.

At December 31, 2007 and 2006 our market capitalization exceeded our equity by a significant margin and the reconciliation process described above was not performed for those years. Based upon the results of our testing, we determined that no impairment of goodwill existed at December 31, 2008, 2007, and 2006.

Intangible Assets — Our intangible assets include trademarks and tradenames, software and other intangible assets, all of which are amortized on a straight-line basis. Trademarks and tradenames represent the value assigned to acquired trademarks and tradenames, and are amortized over a period of five years. Software represents the value assigned to an acquired web-based software program and is amortized over a period of five years. Other intangible assets include the value assigned to acquired customer lists, which is amortized over a period of six years. Amortization expense for intangible assets totaled $671,140, $599,385, and $736,878 for the twelve months ended December 31, 2008, 2007, and 2006.

Expected future amortization of intangible assets is as follows:

Years ending December 31
2009	$744,705
2010	754,705
2011	357,318
2012	390,329
Accrued Self-Funded Insurance - We are self-insured, up to certain limits, for employee group health claims. We expense the cost of claims reported and an estimate of claims incurred but not reported. A liability for unpaid claims and the associated claim expenses, including incurred but not reported losses, is estimated using historical claims experience and reflected in the balance sheet as accrued self-funded insurance. The Company has purchased stop-loss insurance in order to limit its exposure, which will reimburse the Company for a participant’s claims in excess of $100,000 annually and a participant’s aggregate lifetime claims in excess of $2,000,000. The self-insured claims liability includes incurred but not reported losses of $310,500 and $333,700 at December 31, 2008 and 2007, respectively.

Revenue Recognition — Revenue is recognized at the time the service is provided to the customer. We determine our allowance for discounts by considering historical discount history and current payment practices of our customers. For annual contracts, monthly amounts are recognized ratably over the term of the contract. Certain services provided to the customer may vary on a periodic basis and are invoiced to the customer in arrears. The revenues relating to these services are estimated and recorded in the month that the service is performed. Accounts receivable related to estimated revenues were $3,238,369 and $2,245,497 at December 31, 2008 and 2007.

We also provide services to companies located in Canada. Revenue recognized from our Canadian customers totaled approximately $265,600, $241,000 and $259,300 for the periods ended December 31, 2008, 2007 and 2006. Although we invoice these customers in their local currency, we do not believe there is a risk of material loss due to foreign currency translation.

HEALTH FITNESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

Amounts received from customers in advance of providing contracted services are treated as deferred revenue and recognized when the services are provided. Accounts receivable relating to deferred revenue were $1,820,960 and $1,720,146 at December 31, 2008 and 2007.

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

Advertising — The Company expenses advertising costs as they are incurred. Advertising expense for the periods ended December 31, 2008, 2007 and 2006 was $212,020, $203,916 and $159,646.

Comprehensive Income — Comprehensive income is net earnings plus certain other items that are recorded directly to stockholders’ equity. Our comprehensive income represents net earnings adjusted for foreign currency translation adjustments. Comprehensive income is disclosed in the consolidated statement of stockholders’ equity.

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

Common stock options, and warrants to purchase 1,654,667, 142,750 and 1,196,840 shares of common stock with weighted average exercise prices of $4.94, $5.94 and $5.02 were excluded from the 2008, 2007 and 2006 diluted computation because their exercise price exceeded the average trading price of our common stock during each of the periods.

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

Income Taxes — The Company records income taxes in accordance with the liability method of accounting. Deferred income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities and federal operating loss carryforwards. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment. Tax benefits are

HEALTH FITNESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

recognized when management believes the benefit is more likely than not to be sustained upon review from the relevant authorities. If the Company were to record a liability for unrecognized tax benefits, interest and penalties would be recorded as a component of income tax expense. Income taxes are calculated based on management’s estimate of the Company’s effective tax rate, which takes into consideration a federal tax rate of 34% and an effective state tax rate of approximately 7%. This normal effective tax rate of 41% is less than the tax rate resulting from income tax expense we recognized during the year ended December 31, 2008 due to the tax rate effects of compensation expense for incentive stock options.

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

On November 14, 2005 (the “Effective Date”), in a Private Investment in Public Equity transaction (the “PIPE Transaction”), we issued an aggregate of 1,000 shares of Series B Convertible Preferred Stock (the “Series B Stock”), together with warrants to purchase 765,000 shares of common stock at $4.80 per share, to a limited number of accredited investors for aggregate gross proceeds of $10.2 million. After selling commissions and expenses, we received net proceeds of approximately $9.4 million. The Series B Stock automatically converted into 2,550,000 shares of our common stock on March 10, 2006, the date the Securities and Exchange Commission (the “SEC”) first declared effective a registration statement covering these shares. On this date, we recorded a deemed dividend of $1,576,454 to these preferred shareholders. This deemed dividend is a one-time, noncash adjustment related to the automatic conversion of these preferred shares to common shares. We used the proceeds from this PIPE Transaction to redeem our Series A Convertible Preferred Stock and to fund the acquisition of HealthCalc.Net, Inc.

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

Under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF 00-19), the fair value of the warrants issued under the PIPE Transaction have been reported as a liability due to the requirement to net-cash settle the transaction. There are two reasons for this treatment: (i) there are liquidated damages, payable in cash, of 1% of the gross proceeds per month ($102,000) should we fail to maintain effectiveness of the registration statement in accordance with the PIPE Transaction; and (ii) our investors may put their warrants back to us for cash if we initiate a change in control that meets the definition previously discussed. As a result of the amendments we structured with the accredited investors on June 15, 2006, we were allowed to account for the warrants as equity. As a result of this accounting change, we made a final valuation of our warrant liability on June 15, 2006, which resulted in non-cash income of $406,694 for our second quarter in 2006, and the remaining

HEALTH FITNESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

warrant liability of $1,369,674 was reclassified to additional paid in capital. We are no longer required to revalue these warrants on a prospective basis.

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

4.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

	Useful Life	2008	2007

Leasehold improvements	Term of lease	$17,438	$17,438
Office equipment	3-7 years	2,242,944	2,039,000
Purchased Software	3 years	349,900	338,517
Health care equipment	1-5 years	1,196,549	1,113,547

		3,806,831	3,508,502
Less accumulated depreciation and amortization		2,563,418	2,107,932

		$1,243,413	$1,400,570

5.	LONG-TERM OBLIGATIONS

In addition to cash flows generated from operating activities, our other primary source of liquidity and working capital is provided by a $3,500,000 Credit Agreement with Wells Fargo Bank, N.A. (the “Wells Loan”). Through December 31, 2008, we paid interest at prime (effective rate of 3.25% and 7.25% at December 31, 2008 and December 31, 2007, respectively). Effective with the renewal of the Wells Loan on March 24, 2009, interest will be computed using the daily three month LIBO rate plus a markup of 2.75%. The Wells Loan matures on June 30, 2011, as amended. Working capital advances from the Wells Loan are based upon a percentage of our eligible accounts receivable, less any amounts drawn and outstanding. The facility provided maximum borrowing capacity of $3,250,000 at December 31, 2008 and 2007, respectively, and no debt was outstanding on those dates. All borrowings are collateralized by substantially all of our assets. At December 31, 2008, we were in compliance with all of our financial covenants.

6.	COMMITMENTS AND CONTINGENCIES

Leases — We lease office space and equipment under various operating leases. In addition to base rental payments, these leases require us to pay a proportionate share of real estate taxes, special assessments, and maintenance costs. The lease for our corporate headquarters, as well as our office lease in Plano, Texas,

HEALTH FITNESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

has escalating minimum lease payments through 2012. Rent expense is recorded on a straight-line basis. Costs incurred under operating leases are recorded as rent expense and totaled approximately $1,015,000, $581,000, and $404,000 for the years ended December 31, 2008, 2007, and 2006.

Minimum rent payments due under operating leases are as follows:

Years ending December 31:
2009	$634,000
2010	599,000
2011	596,000
2012	612,000
Legal Proceedings — We are involved in various claims and lawsuits incident to the operation of our business. We believe that the outcome of such claims will not have a material adverse effect on our financial condition, results of operation, or cash flows.

Patent Matter — In March 2007, we received a letter from a patent holder inquiring about our interest in negotiating a license for certain technology patents owned by the patent holder, which pertain to certain aspects of the electronic collection, use and management of health-related electronic data. We do not believe these patents are material based on our initial review, and it is unlikely we will be interested in a license on any material terms. There were no further material developments on this matter in 2008, and the Company will provide updates on this matter when and if any developments occur in future.

7.	BENEFIT PLAN

We maintain a 401(k) plan whereby employees are eligible to participate in the plan providing they have attained the age of 18 and have completed one month of service. The plan allows participants to contribute up to 20% of their earnings. We may make certain matching contributions, which were approximately $331,000, $292,000, and $297,000 for the years ended December 31, 2008, 2007, and 2006.

8.	EQUITY

Stock Options — We maintain a stock option plan for the benefit of certain eligible employees and our directors. We have authorized 2,000,000 shares for grant under our Amended and Restated 2005 Stock Option Plan, and a total of 376,075 shares of common stock are reserved for additional grants of options at December 31, 2008. Generally, the options outstanding are granted at prices equal to the market value of our stock on the date of grant, generally vest over four years and expire over a period of six or ten years from the date of grant.

We recorded $428,388, $457,845, and $373,477 of stock option compensation expense for the years ended December 31, 2008, 2007 and 2006, respectively. We also recorded a deferred tax benefit of $171,355 and $183,138 for the twelve months ended December 31, 2008 and 2007 in connection with recording this non-cash expense. This deferred tax benefit will be adjusted based upon the actual tax benefit realized from the exercise of the underlying stock options. The compensation expense reduced diluted earnings per share by approximately $0.04, $0.04 and $0.02 for the years ended December 31, 2008, 2007 and 2006, respectively.

As of December 31, 2008, approximately $731,031 of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.60 years.

HEALTH FITNESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

The following table summarizes information about our stock options at December 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual Life	Exercise	Number	Exercise
Exercise Prices	Outstanding	In Years	Price	Exercisable	Price
$0.60 — $0.78	30,250	0.11	$0.78	30,250	$0.78
0.94 — 1.38	47,500	1.51	1.07	47,500	1.07
1.90 — 2.50	92,000	2.52	2.41	63,250	2.42
2.52 — 4.54	240,550	3.71	3.82	225,550	3.81
4.56 — 6.10	645,250	4.01	5.37	245,939	5.42

	1,055,550	3.59	4.43	612,489	3.95

Stock options outstanding at December 31, 2008 have an aggregate intrinsic value of $98,400, and a weighted average remaining term of 3.59 years. Stock options exercisable at December 31, 2008 have an aggregate intrinsic value of $97,350, and a weighted average remaining term of 2.94 years.

We use the Black-Scholes option pricing model using weighted average assumptions for options granted to determine the fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Fiscal Year Ending
	December 31,
	2008	2007	2006

Risk-free interest rate	2.75%	4.68%	4.48%
Expected volatility	40.1%	49.9%	68.9%
Expected life (in years)	3.98	3.99	3.96
Dividend yield	—	—	—
Forfeitures	2.5%	2.5%	2.5%

HEALTH FITNESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

A summary of the stock option activity is as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding at January 1, 2006	1,078,713	$2.68
Granted	257,750	4.86
Exercised	(126,925)	0.62
Forfeited/Expired	(84,088)	4.66

Outstanding at December 31, 2006	1,125,450	3.28
Granted	320,250	5.64
Exercised	(164,362)	1.53
Forfeited/Expired	(112,188)	5.92

Outstanding at December 31, 2007	1,169,150	3.92
Granted	280,000	4.66
Exercised	(186,100)	1.15
Forfeited/Expired	(207,500)	4.76

Outstanding at December 31, 2008	1,055,550	$4.43

Stock options exercised during the years ended December 31, 2006, 2007 and 2008 had an aggregate intrinsic value of $469,218, $673,368 and $701,010, respectively.

A summary of exercisable stock options is as follows:

	Weighted
	Number of	Average
	Shares	Exercise Price
Options exercisable at December 31:
2008	612,488	$3.95
2007	731,825	3.08
2006	803,000	2.78
Restricted Stock - In connection with our employment agreement dated as of December 1, 2006 with Gregg O. Lehman, Ph.D., our President and Chief Executive Officer, on January 1, 2007 we granted an award of 25,000 shares of restricted common stock to Mr. Lehman, which was valued at a price of $5.30 per share on the date of grant. This restricted common stock vests in three equal installments on the first of the year for each of 2007, 2008 and 2009. This restricted common stock has the same voting rights as common shares. For the years ended December 31, 2008 and 2007, we recorded $22,100 and $110,400 of stock-based compensation related to this grant.

On April 7, 2008, we granted an award of 10,000 shares of restricted stock to Wesley W. Winnekins, our Chief Financial Officer, under the Equity Incentive Plan (as defined below). This restricted common stock vests in two equal installments on December 31, 2008 and 2009. This restricted common stock has the same voting rights as common shares. For the year ended December 31 2008, we recorded stock-based compensation related to this grant of $32,900. This grant was valued using a price of $4.60 per share, which was the market value of our common stock on the date of the grant. As of December 31, 2008, $13,100 of unrecognized compensation costs related to the non-vested portion of this award will be recognized through December 31, 2009.

HEALTH FITNESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

On December 8, 2008, we granted an award of 10,000 shares of restricted stock to J. Mark McConnell, our Senior Vice President of Business Development under the Equity Incentive Plan (as defined below). This restricted common stock vests in three equal installments on December 8 for each of 2009, 2010 and 2011. This restricted common stock has the same voting rights as common shares. For the year ended December 31 2008, we recorded stock-based compensation related to this grant of $1,300. This grant was valued using a price of $2.48 per share, which was the market value of our common stock on the date of the grant. As of December 31, 2008, $23,500 of unrecognized compensation costs related to the non-vested portion of this award will be recognized through November 30, 2011.

Employee Stock Purchase Plan — We maintain an Employee Stock Purchase Plan, which allows employees to purchase shares of our common stock at 95% of the fair market value. A total of 500,000 shares of common stock are reserved for issuance under this plan, of which 120,145 shares are unissued and remain available for issuance at December 31, 2008. There were 46,709, 28,927 and 45,286 shares issued under the plan during 2008, 2007 and 2006.

Warrants — We have outstanding warrants to selling agents and investors that were issued in connection with financing transactions. At December 31, 2008 and 2007, respectively, there were 847,216 warrants outstanding to purchase our common stock at exercise prices ranging from $4.00 to $5.40 per share. All warrants are exercisable.

Equity Incentive Plan — At our Annual Meeting of Shareholders on May 21, 2007, our shareholders approved the implementation of our 2007 Equity Incentive Plan (the “Equity Plan”). The Equity Plan was developed to provide our executives with restricted stock incentives if certain financial targets are achieved for calendar years 2007 through 2009. In lieu of selecting restricted stock, executives can choose to receive a cash bonus under our 2007 Cash Incentive Plan (the “Cash Plan”). The performance objectives, and monetary potential of the Cash Plan would be the same as those under the Equity Plan and participants would receive their cash bonuses at the same time as the restricted stock vests under the Equity Plan. Restricted stock granted under the Equity Plan through December 31, 2008, other than the restricted stock granted to our Chief Financial Officer in April 2008 and our Senior Vice President of Business Development in December 2008 as described previously, is earned on an annual basis upon achievement of certain financial objectives for each of 2007, 2008 and 2009. All shares earned during these years will vest upon completion of our 2009 annual audit. Restricted shares have the same voting rights as common shares. For the years ended December 31, 2008 and 2007, we recorded $277,300 and $53,100, respectively, of stock-based compensation related to elections under the Equity Plan, which was valued using a price of $5.56 per share, the market value of our common stock on the grant date. We also accrued $28,400 and $5,800 of bonus expense related to elections under the Cash Plan for the years ending December 31, 2008 and 2007, respectively. As of December 31, 2008, a total of $345,700 of unrecognized compensation costs related to the non-vested portion of this program will be recognized through March 2010.

Accrued Acquisition Earnout - In accordance with the Stock Purchase Agreement executed in connection with our acquisition of HealthCalc.Net, Inc. on December 23, 2005, as further discussed in Note 3, our Board of Directors on March 27, 2007 determined that this earnout payment would be made by a cash payment of $737,500 and the issuance of 131,295 shares of common stock, which was determined using an average closing share price of $5.62 for the twenty-one trading days preceding the date of payment.

Common Stock Repurchase Plan — During 2008, we repurchased 570,680 common shares at an aggregate cost of $2.3 million, including commissions of $34,000. All repurchased shares have been retired. These purchases concluded the common stock repurchase plan, announced on March 24, 2008, authorizing the Company to repurchase up to $2.5 million of its outstanding common stock.

HEALTH FITNESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

Reverse Stock Split — On October 6, 2008 we completed a one-for-two reverse stock split in order to qualify for listing on the American Stock Exchange, now known as the NYSE Alternext US. Except where specifically indicated, all common share information (including information related to stock options and other equity awards) and all “per share” information related to our common stock in this report has been restated to reflect the one-for-two reverse split. Pursuant to provisions in our stock options agreements and equity plans, the number of common shares available for purchase and issuance under these agreements and plans, and the exercise prices, were automatically adjusted to give proportionate effect to this reverse split.

9.	INCOME TAXES

Income before taxes for the years ended December 31, 2008, 2007, and 2006 are as follows:

	2008	2007	2006

United States	$4,669,177	$1,737,895	$4,397,955
Foreign	94,800	77,834	121,766

	$4,763,977	$1,815,729	$4,519,721

The components of income tax expense for the years ended December 31, 2008, 2007, and 2006 are as follows:

	2008	2007	2006
Current
Federal	$1,003,856	$392,434	$1,197,585
State	244,921	130,338	198,385
Foreign	32,232	26,464	41,400

	1,281,009	549,236	1,437,370
Deferred
Federal	666,135	310,369	43,670
State	94,752	46,373	14,144

	760,887	356,742	57,814

Total Income Tax Expense	$2,041,896	$905,978	$1,495,184

HEALTH FITNESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

The components of the Company’s deferred income tax assets (liabilities) at December 2008 and 2007 are as follows:

	2008	2007
Current deferred income tax assets
Accrued employee benefits	$254,881	$369,661
Accrued expenses	139,235	93,579
Accrued lease expenses	—	17,667
State net operating loss carryforwards	28,978	—
Current deferred income tax liability
Prepaid expenses	(134,468)	(74,540)

Net current deferred income tax asset	$288,626	$406,367

Noncurrent deferred income tax liabilities
Depreciation and amortization	$(1,048,610)	(308,927)
Noncurrent deferred income tax assets
Accrued employee benefits	276,735	131,994
Accrued lease expenses	20,106	—
State net operating loss carryforwards	—	68,310

Net noncurrent deferred income tax liability	$(751,769)	$(108,623)

During the year ended December 31, 2008, approximately $36,000 was added to additional paid-in capital in accordance with FASB No. 109 reflecting the permanent book to tax difference in accounting for tax benefits related to employee stock option transactions.

A reconciliation between taxes computed at the expected federal income tax rate and the effective tax rate for the years ended December 31 is as follows:

	2008	2007	2006
Federal statutory rate	34.0%	34.0%	34.0%
State tax benefit, net of federal effect	4.8%	5.2%	4.0%
Nontaxable warrant income	0.0%	0.0%	-6.3%
Adjustment to income tax provision accrual	0.0%	5.5%	0.0%
Stock-based compensation	2.5%	3.7%	0.0%
Others	1.6%	1.5%	1.4%

	42.9%	49.9%	33.1%

We are subject to income taxes in the U.S. federal jurisdiction, various state, and Canadian jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. We completed a US Federal (IRS) tax examination for tax year 2005 during 2006. With few exceptions, we are no longer subject to US Federal or state and local tax examinations by tax authorities for years before 2004.
At December 31, 2008 the Company had state net operating loss carryforwards of approximately $494,000 and a state AMT credit carryforward of approximately $10,000. The Company expects to utilize its state

HEALTH FITNESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

net operating loss carryforwards that would otherwise expire from 2014 through 2019. The Company expects to utilize the state AMT credit carryforward that is indefinitely lived.

10.	ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. However, on December 14, 2007, the FASB issued proposed FSP FAS 157-2, which would delay the effective date of SFAS 157 for all non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Furthermore, in October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, and was effective upon issuance. Effective for 2008, we adopted SFAS 157 and FSP FAS 157-2 except as it applies to those non-financial assets and non-financial liabilities as noted in proposal FSP FAS 157-2. The adoption of SFAS 157, FSP FAS 157-2 or FSP FAS 157-3 did not have a material impact on our consolidated financial position, results of operation or cash flows and we do not believe the adoption of FSP FAS 157-2 will be material to our consolidated financial statements.

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

In March 2008, the FASB issued statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (SFAS 133) (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities to improve the transparency of financial reporting. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (our 2009 fiscal year). We do not believe the adoption of SFAS 161 will have a material effect on our consolidated financial statements.

In May 2008, the FASB issued statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 was effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in

HEALTH FITNESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

Conformity With Generally Accepted Accounting Principles. The SEC approval occurred in September 2008. We do not believe the adoption of SFAS 162 will have a material effect on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), to provide guidance for determining the useful life of recognized intangible assets and to improve consistency between the period of expected cash flows used to measure the fair value of a recognized intangible asset and the useful life of the intangible asset as determined under SFAS 142. The FSP requires that an entity consider its own historical experience in renewing or extending similar arrangements. However, the entity must adjust that experience based on entity-specific factors under SFAS 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for fiscal years and interim periods that begin after November 15, 2008. The Company intends to adopt FSP FAS 142-3 effective January 1, 2009 and to apply its provisions prospectively to recognized intangible assets acquired after that date. The Company has periodically purchased recognized intangible assets and is in the process of evaluating the impact that the adoption of FSP FAS 142-3 will have on its financial statements.

In December 2008, the FASB issued FASB Staff Position (FSP) FAS 140-4 (“FSP FAS 140-4”) and FIN46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FIN46(R)-8”). This FSP amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require public entities to provide disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46, Consolidation of Variable Interest Entities, to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. The disclosures required by this FSP are intended to provide greater transparency to financial statement users about transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying SPEs. FSP FAS 140-4 and FIN46(R)-8 are effective for the first reporting period (interim or annual) ending after December 15, 2008 (our 2009 fiscal year). We do not believe the adoption of FSP FAS 140-4 and FIN46(R)-8 will have a material effect on our consolidated financial statements.

11.	SIGNIFICANT CUSTOMER RELATIONSHIP

At December 31, 2008, 2007 and 2006, we had one customer relationship that provided 9.7%, 9.8% and 10.3%, respectively, of our total revenue. For this customer, we provide fitness center management and employee wellness administration services for more than 50 locations. The agreement with this customer was recently renewed and expires December 31, 2009, and will automatically renew for successive one year periods unless either party delivers written notice at least 90 days prior to termination. We believe that our relationship with this customer is good.

HEALTH FITNESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

12.	BUSINESS SEGMENTS

The following table provides an analysis of business segment revenue and gross profit for each of the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Revenue

Fitness Management Services
Staffing Services	$38,698,420	$39,747,239	$39,670,546
Program Services	2,459,854	2,679,881	2,574,463

	41,158,274	42,427,120	42,245,009

Health Management Services
Staffing Services	18,141,690	15,819,481	13,669,201
Program Services	18,376,445	11,711,450	7,664,330

	36,518,135	27,530,931	21,333,531

Total Revenue
Staffing Services	56,840,110	55,566,720	53,339,747
Program Services	20,836,299	14,391,331	10,238,793

	$77,676,409	$69,958,051	$63,578,540

Gross Profit

Fitness Management Services
Staffing Services	$8,844,103	$8,643,280	$8,861,829
Program Services	928,455	1,155,217	1,129,585

	9,772,558	9,798,497	9,991,414

Health Management Services
Staffing Services	4,788,484	3,974,348	3,399,875
Program Services	9,178,484	5,868,032	4,239,295

	13,966,968	9,842,380	7,639,170

Total Gross Profit
Staffing Services	13,632,587	12,617,628	12,261,704
Program Services	10,106,939	7,023,249	5,368,880

	$23,739,526	$19,640,877	$17,630,584

HEALTH FITNESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

13.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter ended
	March 31,	June 30,	September 30,	December 31,
2008
Revenue	$18,702,667	$18,815,458	$18,497,423	$21,660,861
Gross profit	5,342,265	5,536,493	5,987,378	6,873,390
Net earnings applicable to common shareholders	324,712	362,700	841,350	1,193,319

Net earnings per common share
Basic	$0.03	$0.04	$0.09	$0.12
Diluted	0.03	0.04	0.09	0.12

Weighted average common shares outstanding
Basic	10,040,374	9,863,977	9,610,238	9,620,705
Diluted	10,206,232	9,992,369	9,688,941	9,683,524

	Quarter ended
	March 31,	June 30,	September 30,	December 31,
2007
Revenue	$16,590,033	$16,979,167	$17,153,058	$19,235,793
Gross profit	4,809,894	4,755,433	4,884,726	5,190,824
Net earnings applicable to common shareholders	511,667	173,004	17,023	208,057

Net earnings per common share
Basic	$0.05	$0.02	$0.00	$0.02
Diluted	0.05	0.02	0.00	0.02

Weighted average common shares outstanding
Basic	9,653,399	9,851,347	9,917,429	9,943,563
Diluted	10,126,055	10,279,004	10,433,468	10,414,416

HEALTH FITNESS CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	Balance at	Charged to			Balance
	Beginning	Costs and			at End
Description	of Period	Expenses	Deductions		of Period
Trade and other accounts receivable allowances:
Year ended December 31, 2008	$243,300	$93,700	$(19,400	)(a)	$317,600
Year ended December 31, 2007	$283,100	$30,000	$(68,800	)(a)	$243,300
Year ended December 31, 2006	$200,700	$104,000	$(21,600	)(a)	$283,100

(a)	Accounts receivable written off as uncollectible

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls
Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of December 31, 2008. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2008.
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

Changes in Internal Controls
There were no changes in the Company’s internal controls over financial reporting during the fourth quarter of fiscal year 2008 that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
On March 12, 2009, our Board of Directors approved the 2009 Executive Bonus Plan, which is also summarized on Exhibit 10.46 filed herewith and incorporated by reference herein. Under this bonus plan, the Chief Executive Officer may receive a bonus of between 1.8% and 67.5% of base salary, the Chief Financial Officer, Chief Human Resources Officer, Chief Medical Officer and Chief Operations Officer each may receive a bonus of between 1.2% and 45.0% of base salary, and other executive officers may each receive a bonus of between 0.88% or 1.0% and 33.0% or 37.5% of base salary. Except for the bonus payable to the Senior Vice President-Business and Corporate Development, the level of bonus to be earned corresponds with the Company achieving between 80% and 120% of budgeted revenue objectives, which constitutes 60% of the total bonus, and between 80% and 120% of budgeted EBITDA objectives, which constitutes 40% of the total bonus, and no bonuses are earned if the Company achieves less than 80% of the planned revenue targets or less than 80% of the planned EBITDA targets. With respect to the bonus payable to the Senior Vice President-Business and Corporate Development, the level of bonus to be earned corresponds with the Company achieving between 80% and 120% of budgeted revenue objectives, which constitutes 50% of the total bonus, and between 95% and 120% of new client annualized sales revenue, which constitutes 50% of the total bonus. The total annual bonus payable to each executive officer is allocated as follows: 30% based upon targets for January through June 2009; 30% based upon targets for July through December 2009; and 40% based upon targets for the full year. The Compensation Committee and Board of Directors have the discretion to review the targets prior to July 1, 2009 and adjust the full year targets and the targets for July through December 2009. The Board of Directors continues to have the discretion to award discretionary bonuses.
Effective March 23, 2009, the 2009 fiscal year base salaries for the Company’s Section 16 officers as approved by our Board of Directors are as set forth on Exhibit 10.47 filed herewith and incorporated by reference herein.
On March 24, 2009, the Company executed the Seventh Amendment to its Credit Agreement with Wells Fargo Bank, N.A. Effective with the execution of the Seventh Amendment and the new Revolving Line of Credit Note with Wells Fargo executed concurrently therewith, interest on the loan with Wells Fargo will be computed using the daily three month LIBO rate plus a markup of 2.75%. The Seventh Amendment also provides for a maturity date of June 30, 2011, a non-usage fee of 0.375% per annum, and a limit on undrawn and outstanding letters of credit of $450,000. In addition, the Seventh Amendment requires us to maintain a minimum “Quick Ratio” of not less than 1.5 to 1.0 at each fiscal quarter end, with “Quick Ratio” defined as the aggregate of unrestricted cash, unrestricted marketable securities, and Accounts (less an allowance for Accounts deemed doubtful by Wells Fargo in its sole discretion as of each quarter end), divided by total current liabilities (including then outstanding borrowings under the revolving facility with Wells Fargo) as of that quarter end; and EBITDA of not less than $4,500,000 as of March 31, 2009 and as of each fiscal quarter end thereafter, determined on a trailing twelve month basis, with “EBITDA” defined as net profit before tax plus interest expense (net of capitalized interest expense), depreciation expense, amortization expense, and non-cash stock based compensation. The foregoing descriptions of the Revolving Line of Credit Note and the Seventh Amendment are qualified by the provisions of such documents, which are filed herewith as Exhibits 10.48 and 10.49, respectively, and incorporated herein by reference.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     Other than the information included in this Form 10-K under the heading “Executive Officers of the Registrant,” which is set forth at the end of Part I, the information required by Item 10 is incorporated by reference to the sections labeled “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” all of which appear in our definitive proxy statement for our 2009 Annual Meeting.

ITEM 11.	EXECUTIVE COMPENSATION
     The information required by Item 11 is incorporated herein by reference to the sections entitled “Executive Compensation,” “2008 Director Compensation,” and “Compensation/Human Capital Committee,” all of which appear in our definitive proxy statement for our 2009 Annual Meeting.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by Item 12 is incorporated herein by reference to the sections entitled “Principal Shareholders and Management Shareholdings” and “Equity Compensation Plan Information,” which appear in our definitive proxy statement for our 2009 Annual Meeting.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information required by Item 13 is incorporated herein by reference to the sections entitled “Corporate Governance — Independence” and “Certain Transactions,” which appear in our definitive proxy statement for our 2009 Annual Meeting.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
     The information required by Item 14 is incorporated herein by reference to the section entitled “Audit Fees,” which appears in our definitive proxy statement for our 2009 Annual Meeting.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	Documents filed as part of this report.
(1)	Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Grant Thornton LLP on Consolidated Financial Statements and Financial Statement Schedule as of December 31, 2008 and 2007 and for each of the three years in the period ended December 31, 2008

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2008

Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2008

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2008

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

Dated: March 25, 2009

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

Signatures	Title

/s/ Gregg O. Lehman Gregg O. Lehman, Ph.D.	Chief Executive Officer, President (principal executive officer) and Director	March 25, 2009

/s/ Wesley W. Winnekins Wesley W. Winnekins	Chief Financial Officer (principal financial and accounting officer)	March 25, 2009

/s/ Mark W. Sheffert Mark W. Sheffert	Chairman	March 25, 2009

/s/ K. James Ehlen, M.D. K. James Ehlen, M.D.	Director	March 25, 2009

/s/ Robert J. Marzec Robert J. Marzec	Director	March 25, 2009

/s/ John C. Penn John C. Penn	Director	March 25, 2009

Signatures	Title

/s/ Linda Hall Keller, Ph.D. Linda Hall Keller, Ph.D.	Director	March 25, 2009

/s/ Rodney A. Young Rodney A. Young	Director	March 25, 2009

/s/ David F. Durenberger David F. Durenberger	Director	March 25, 2009

/s/ Curtis M. Selquist Curtis M. Selquist	Director	March 25, 2009

EXHIBIT INDEX
HEALTH FITNESS CORPORATION
FORM 10-K

Exhibit No.	Description

*3.1	Articles of Incorporation, as amended

3.2	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock — incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 filed January 13, 2006, File No. 333-131045

3.3	Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock — incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated November 14, 2005

3.4	Restated Bylaws of the Company, as amended February 11, 2008 - incorporated by reference to Exhibit 3.4 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007

4.1	Specimen of Common Stock Certificate — incorporated by reference to the Company’s Registration Statement on Form SB-2, File No. 33-83784C

10.1	Lease Agreement dated May 2, 2007 between United Properties Investment LLC and the Company — incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007

10.2	Office Lease dated September 29, 2003 between CMD Realty Investment Fund II, L.P. and HealthCalc.Net, Inc. — incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007

10.3	First Amendment, dated April 29, 2005, to Office Lease dated September 29, 2003 between Parkway Commons, L.P. (f/k/a CMD Realty Investment Fund II, L.P.) and HealthCalc.Net, Inc. — incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007

10.4	Second Amendment, dated January 31, 2006, to Office Lease dated September 29, 2003 between Parkway Commons, L.P. and HealthCalc.Net, Inc. — incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007

10.5	Third Amendment, dated May 9, 2007, to Lease dated September 29, 2003 between Parkway Commons, L.P. and the Company — incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007

10.6	Credit Agreement dated August 22, 2003 between the Company and Wells Fargo Bank, National Association — incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003

10.7	Second Amendment and Waiver of Defaults, dated May 14, 2004, to Credit Agreement dated August 22, 2003 between the Company and Wells Fargo Bank, N.A. — incorporated by reference to Exhibit 10.16 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004

10.8	Third Amendment and Consent, dated December 29, 2004, to Credit Agreement dated August 22, 2003 between the Company and Wells Fargo Bank, N.A. — incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004

Exhibit No.	Description

10.9	Fourth Amendment, dated June 6, 2006, to Credit Agreement dated August 22, 2003 between the Company and Wells Fargo Bank, N.A. — incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006

10.10	Fifth Amendment, dated September 27, 2007, to Credit Agreement dated August 22, 2003 between the Company and Wells Fargo Bank, N.A. — incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated September 27, 2007

10.11	Sixth Amendment, dated October 31, 2007, to Credit Agreement dated August 22, 2003 between the Company and Wells Fargo Bank, N.A.

10.12	Securities Purchase Agreement dated November 14, 2005 — incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed November 16,2005

10.13	Form of Warrant issued pursuant to the Securities Purchase Agreement dated November 14, 2005 — incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated November 14, 2005

10.14	Form of Amendment No. 1 to Warrants issued pursuant to the Securities Purchase Agreement dated November 14, 2005 — incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006

10.15	Registration Rights Agreement dated November 14, 2005 — incorporated by reference to Exhibit 10.2 to our report on Form 8-K filed November 16, 2005

10.16	Form of Amendment No. 1 to Registration Rights Agreement — incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006

10.17	Shareholders’ Agreement dated December 23, 2005 between the Company, Peter A. Egan and John F. Ellis — incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated December 23, 2005

10.18	2005 Stock Option Plan — incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated June 7, 2005 (1)

10.19	Form of Incentive Stock Option Agreement under the 2005 Stock Option Plan — incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated June 5, 2005 (1)

10.20	Form of Non-Qualified Stock Option Agreement under the 2005 Stock Option Plan — incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated June 5, 2005 (1)

10.21	Amended and Restated 2005 Stock Option Plan — incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 21, 2007 (1)

10.22	Form of Incentive Stock Option Agreement under the Amended and Restated 2005 Stock Option Plan — incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated May 21, 2007 (1)

10.23	Form of Non-Qualified Stock Option Agreement under the Amended and Restated 2005 Stock Option Plan — incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated May 21, 2007 (1)

10.24	Company’s 2007 Equity Incentive Plan — incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated May 21, 2007 (1)

10.25	Form of Restricted Stock Agreement under the 2007 Equity Incentive Plan — incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated May 21, 2007 (1)

Exhibit No.	Description

10.26	Cash Incentive Plan — incorporated by reference to Exhibit 10.43 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (1)

10.27	Employment Agreement dated December 1, 2006 between the Company and Gregg O. Lehman, Ph.D. — incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K dated November 30, 2006 (1)

10.28	Restricted Stock Agreement dated January 1, 2007 between the Company and Gregg O. Lehman, Ph.D. — incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (1)

10.29	Employment Agreement dated February 9, 2001 between the Company and Wesley W. Winnekins — incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 000-25064 (1)

10.30	Amendment, dated December 21, 2006, to Employment Agreement dated February 9, 2001 between the Company and Wesley W. Winnekins — incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (1)

10.31	Employment Agreement dated March 1, 2003 between the Company and Jeanne Crawford — incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 000-25064 (1)

10.32	Amendment, dated December 21, 2006, to Employment Agreement dated March 1, 2003 between the Company and Jeanne Crawford — incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (1)

10.33	Employment Agreement dated December 8, 2003 between the Company and Brian Gagne — incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005 (1)

10.34	Amendment, dated December 21, 2006, to Employment Agreement dated December 8, 2003 between the Company and Brian Gagne — incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (1)

10.35	Employment Agreement dated August 13, 2001 between the Company and Dave Hurt — incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (1)

10.36	Employment Agreement dated December 8, 2003 between the Company and Katherine Meacham — incorporated by reference to Exhibit 10.13 to our Form 10-K for the fiscal year ended December 31, 2005 (1)

10.37	Amendment, dated December 21, 2006, to Employment Agreement dated December 8, 2003 between the Company and Katherine Meacham — incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (1)

10.38	Employment Agreement dated December 23, 2005 between the Company and John F. Ellis — incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (1)

10.39	Amendment, dated December 21, 2006, to Employment Agreement dated December 23, 2005 between the Company and John F. Ellis — incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (1)

10.40	Employment Agreement, dated February 1, 2008, between the Company and John E. Griffin — incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated January 31, 2008 (1)

Exhibit No.	Description

10.41	Employment Agreement, dated February 1, 2008, between the Company and James O. Reynolds — incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated January 31, 2008 (1)

10.42	Agreement for Separation From Employment, dated January 31, 2008, between the Company and Jerry V. Noyce — incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated January 31, 2008 (1)

10.43	Consulting Agreement, dated January 31, 2008, between the Company and Jerry V. Noyce — incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated January 31, 2008 (1)

*10.44	Employment Agreement, dated December 8, 2008, between the Company and J. Mark McConnell (1)

*10.45	Director Compensation Arrangements for fiscal year 2009 (1)

*10.46	2009 Executive Bonus Plan (1)

*10.47	Compensation Arrangements for Executive Officers for Fiscal Year 2009 (1)

*10.48	Revolving Line of Credit Note, dated March 24, 2009, between the Company and Wells Fargo Bank, N.A.

*10.49	Seventh Amendment, dated March 24, 2009, to Credit Agreement dated August 22, 2003, between the Company and Wells Fargo Bank, N.A.

*11.1	Statement re: Computation of Earnings per Share

21.1	Subsidiaries - incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K for the year ended December 31, 2004

*23.1	Consent of Independent Registered Public Accounting Firm

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

(1)	Indicates management contract or compensatory plan or arrangement