Form 10-Q
period 2009-03-31
Health Fitness Corp /MN/
filed 2009-05-14
CIK 886432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

Commission File No. 000-25064

HEALTH FITNESS CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	No. 41-1580506
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
1650 West 82nd Street, Bloomington, MN 55431
(Address of Principal Executive Offices)
Registrant’s telephone number (952) 831-6830

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares outstanding of the registrant’s common stock as of May 12, 2009 was: Common Stock, $0.01 par value, 10,051,350 shares.

Health Fitness Corporation
Consolidated Financial Statements

PART I. — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
HEALTH FITNESS CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MARCH 31, 2009 AND DECEMBER 31, 2008

	March 31,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash	$5,300,681	$1,300,620
Trade and other accounts receivable, less allowances of $305,000 and $317,600	13,337,434	16,306,197
Inventory	368,373	347,510
Prepaid expenses and other	647,529	354,257
Deferred tax assets	288,626	288,626

Total current assets	19,942,643	18,597,210
PROPERTY AND EQUIPMENT, net	1,183,786	1,243,413
OTHER ASSETS
Goodwill	14,546,250	14,546,250
Software technology, less accumulated amortization of $1,454,300 and $1,301,300	2,033,155	1,977,071
Trademark, less accumulated amortization of $445,500 and $438,700	47,600	54,400
Other intangible assets, less accumulated amortization of $331,500 and $313,600	197,542	215,500

	$37,950,976	$36,633,844

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$1,306,624	$1,470,440
Accrued salaries, wages, and payroll taxes	2,791,466	2,632,329
Other accrued liabilities	2,081,410	1,664,710
Accrued self funded insurance	263,936	310,511
Deferred revenue	1,581,451	1,820,960

Total current liabilities	8,024,887	7,898,950
DEFERRED TAX LIABILITY	751,769	751,769
LONG-TERM OBLIGATIONS	—	—
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 25,000,000 shares authorized; 10,033,351 and 9,647,404 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	100,333	96,474
Additional paid-in capital	28,451,754	28,263,803
Accumulated comprehensive loss from foreign currency translation	(87,638)	(83,835)
Retained earnings (accumulated deficit)	709,871	(293,317)

	29,174,320	27,983,125

	$37,950,976	$36,633,844

See notes to consolidated financial statements

HEALTH FITNESS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
	2009	2008

REVENUE	$19,207,230	$18,702,667

COSTS OF REVENUE	12,916,006	13,360,402

GROSS PROFIT	6,291,224	5,342,265

OPERATING EXPENSES
Salaries	2,943,755	2,972,377
Other selling, general and administrative	1,623,529	1,763,665
Amortization of trademarks and other intangible assets	24,758	42,770

Total operating expenses	4,592,042	4,778,812

OPERATING INCOME	1,699,182	563,453

OTHER INCOME (EXPENSE)
Interest expense	—	(923)
Other, net	971	2,285

EARNINGS BEFORE INCOME TAX EXPENSE	1,700,153	564,815

INCOME TAX EXPENSE	696,965	240,103

NET EARNINGS	$1,003,188	$324,712

NET EARNINGS PER COMMON SHARE:
Basic	$0.10	$0.03
Diluted	0.10	0.03

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	9,666,876	10,040,374
Diluted	10,014,623	10,206,232
See notes to consolidated financial statements

HEALTH FITNESS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$1,003,188	$324,712
Adjustment to reconcile net earnings to net cash provided by (used in) operating activities:
Stock-based compensation	89,284	183,454
Depreciation and amortization	276,115	266,822
Change in assets and liabilities:
Trade and other accounts receivable	2,968,763	1,607,472
Inventory	(20,863)	138,259
Prepaid expenses and other	(293,272)	(321,481)
Other assets	—	4,200
Trade accounts payable	(167,619)	(723,960)
Accrued liabilities and other	529,262	(2,282,212)
Deferred revenue	(239,509)	(356,443)

Net cash provided by (used in) operating activities	4,145,349	(1,159,177)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(38,745)	(11,812)
Capitalized software development costs	(209,069)	(105,789)

Net cash used in investing activities	(247,814)	(117,601)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	92,463	92,206
Proceeds from the exercise of stock options	10,063	154,228

Net cash provided by financing activities	102,526	246,434

NET INCREASE (DECREASE) IN CASH	4,000,061	(1,030,344)

CASH AT BEGINNING OF YEAR	1,300,620	1,946,028

CASH AT END OF YEAR	$5,300,681	$915,684

SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow information:
Cash paid for interest	$—	$923
Cash paid for taxes	163,947	65,963
See notes to consolidated financial statements.

HEALTH FITNESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. ORGANIZATION
Health Fitness Corporation, a Minnesota corporation (also referred to as “we,” “us,” “our,” the “Company,” or “Health Fitness”), is a leading provider of population health improvement services and programs to corporations, hospitals, communities and universities located in the United States and Canada. We currently manage 211 corporate fitness center sites, 167 corporate health management sites and 91 unstaffed health management programs.
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
NOTE 2. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements for the three months ended March 31, 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Financial information as of December 31, 2008 has been derived from our audited consolidated financial statements. In accordance with the rules and regulations of the United States Securities and Exchange Commission, the Company has omitted footnote disclosures that would substantially duplicate the disclosures contained in the audited financial statements of the Company. The unaudited consolidated financial statements should be read together with the financial statements for the year ended December 31, 2008, and the footnotes thereto included in the Company’s Form 10-K as filed with the United States Securities and Exchange Commission on March 25, 2009.
In the opinion of management, the interim consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the results for interim periods presented. These financial statements include some amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change in estimate is identified. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2009.
NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Consolidation — The consolidated financial statements include the accounts of our Company and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Cash — We maintain cash balances at several financial institutions, and at times, such balances exceed insured limits. We have not experienced any losses in such accounts and we believe we are not exposed to any significant credit risk on cash. At March 31, 2009 and December 31, 2008, we had cash of approximately $112,300 and $111,800 (U.S. Dollars), respectively, in a Canadian bank account.

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
Capitalized software development costs are evaluated for impairment, in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, when circumstances indicate an impairment has occurred. Circumstances which might indicate that an impairment has occurred include: (1) a realization that the internal-use software is not expected to provide substantive service potential; (2) a significant change in the extent or manner in which the software is used; (3) a significant change has been made or is being anticipated to the software program; or (4) the costs of developing or modifying the internal-use software significantly exceed the amount originally expected. Recoverability of these capitalized costs is determined by comparing the forecasted future revenues from the related products and services, based on management’s best estimates using appropriate assumptions and projections at the time, to the carrying amount of the capitalized software development costs. If the carrying value is determined not to be recoverable from future cash flows, an impairment loss is recognized equal to the amount by which the carrying amount exceeds the future cash flows. We determined that no circumstances existed at March 31, 2009 that would trigger a recoverability evaluation.
During the three months ended March 31, 2009, we capitalized $209,100 of software development costs related to enhancements we made to our eHealth platform. Such enhancements include the development of a program that will allow us to deliver our online health risk assessment services in multiple languages, a web-based point of sale system to electronically capture sales and inventory transactions and improvements to our platform data management infrastructure. These capitalized costs are reported within Software Technology, and will be amortized over the remaining economic life of the eHealth platform, or three to five years, once the programs are placed into service. We expect to recover our capitalized software development costs through the growth of our business, enhancements to our services, and cost efficiencies generated.

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
In the fourth quarter of 2006, we began reporting our business in two reportable segments: Fitness Management and Health Management. These segments also represent reporting units under FAS142. Consistent with the guidance provided in paragraphs 34 and 35 of SFAS 142, Goodwill and Other Intangibles (SFAS 142), we allocated our total goodwill of $14,546,250 to our Fitness Management and Health Management business segments based upon the ratio of the estimated market value for each segment to the total estimated market value for the entire company. In connection with this allocation, 24.4%, or $3,546,009 of our total goodwill was allocated to our Fitness Management segment, and 75.6%, or $11,000,241 was allocated to our Health Management segment. This initial allocation of goodwill to each reporting unit will be the base amount that is subject to write-down should we determine that impairment exists in future years.
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
Goodwill of a reporting unit shall be tested between annual impairment tests if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Such events or circumstances include: (1) adverse legal, regulatory or business climate; (2) loss of key personnel; (3) a significant change in assets, liabilities or operating performance; or (4) other changes in the critical estimates outlined above in the testing of goodwill performed at the most recent year end.
At March 31, 2009 we observed no events or circumstances that in our judgment would cause our reporting units, individually or in the aggregate, to require an updated test for impairment.
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
Stock-Based Compensation — We maintain a stock option plan for the benefit of certain eligible employees and directors of the Company. Statement of Financial Accounting Standard No. 123R, “Share Based Payment” (“SFAS 123R”), requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values over the requisite service period. The compensation cost we record for these awards is based on their fair value on the date of grant. The Company continues to use the Black Scholes option-pricing model as its method for valuing stock options. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate and dividend yield. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. Further information on our share-based payments can be found in Note 6.
Fair Values of Financial Instruments — Due to their short-term nature, the carrying value of our current financial assets and liabilities approximates their fair values. The fair value of long-term obligations, if recalculated based on current interest rates, would not significantly differ from the recorded amounts.
Income Taxes — The Company records income taxes in accordance with the liability method of accounting. Deferred income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities and federal operating loss carryforwards. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment. Tax benefits are recognized when management believes the benefit is more likely than not to be sustained upon review from the relevant authorities. If the Company were to record a liability for unrecognized tax benefits, interest and penalties would be recorded as a component of income tax expense. Income taxes are calculated based on management’s estimate of the Company’s effective tax rate, which takes into consideration a federal tax rate of 34% and an effective state tax rate of approximately 7% (approximately 4.5% after the federal tax benefit of the state tax expense). This normal effective tax rate of 41% (38.5% after the federal tax benefit of the state tax expense) is less than the tax rate resulting from income tax expense we recognized during the quarter due to the tax rate effects of compensation expense for incentive stock options.
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

Segment Data:

	Three Months Ended
	March 31,
	2009	2008
REVENUE:
Fitness Management
Staffing Services	$9,202,132	$9,706,347
Program Services	563,780	619,759

	9,765,912	10,326,106

Health Management
Staffing Services	4,542,034	4,295,744
Program Services	4,899,284	4,080,817

	9,441,318	8,376,561

Total Revenue
Staffing Services	13,744,166	14,002,091
Program Services	5,463,064	4,700,576

	$19,207,230	$18,702,667

GROSS PROFIT:
Fitness Management
Staffing Services	2,139,774	2,115,870
Program Services	223,402	237,045

	2,363,176	2,352,915

Health Management
Staffing Services	1,140,409	938,907
Program Services	2,787,639	2,050,443

	3,928,048	2,989,350

Total Gross Profit
Staffing Services	3,280,183	3,054,777
Program Services	3,011,041	2,287,488

	$6,291,224	$5,342,265

NOTE 5. RECENT ACCOUNTING PRONOUNCEMENTS
In December 2007, the FASB issued Statement 141 (revised 2007), Business Combinations (Statement 141R), to change how an entity accounts for the acquisition of a business. Statement 141R replaces existing Statement 141 in its entirety for business combinations.
Statement 141R carries forward the existing requirements to account for all business combinations using the acquisition method. In general, Statement 141R requires acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree. Statement 141R eliminates the current cost-based purchase method under Statement 141.
The new measurement requirements result in the recognition of the full amount of acquisition-date goodwill, which includes amounts attributable to noncontrolling interests. The acquirer recognizes in income any gain or loss on remeasurement to acquisition-date fair value of consideration transferred or previously acquired equity interests in the acquiree. Neither the direct costs incurred to effect a business combination nor the costs the acquirer expects to incur under a plan to restructure an acquired business may be included as part of the business combination accounting. As a result, those costs are charged to expense when incurred, except for debt or equity issuance costs, which are accounted for in accordance with other generally accepted accounting principles.
Statement 141R also changes the accounting for contingent consideration, in process research and development, and restructuring costs. In addition, after Statement 141R is adopted, changes in uncertain tax positions or valuation allowances for deferred tax assets acquired in a business combination are recognized as adjustments to income tax expense or contributed capital, as appropriate, even if the deferred tax asset or tax position was initially acquired prior to the effective date of Statement 141R.

We adopted Statement 141R as of the required effective date of January 1, 2009 and we will apply its provisions prospectively to business combinations that occur after adoption. We did not have any business combinations during the three months ended March 31, 2009 and thus the adoption of Statement 141R did not have a significant effect on our financial statements
NOTE 6. EQUITY
The following is a summary of the change in Stockholders’ Equity for the three month period ended March 31, 2009:

			Additional	Accumulated	Retained Earnings	Total
	Common Stock		Paid-In	Comprehensive	(Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Capital	Income	Deficit)	Equity	Income
BALANCE AT DECEMBER 31, 2008	9,647,404	$96,474	$28,263,803	$(83,835)	$(293,317)	$27,983,125
Issuance of common stock through stock purchase plan	44,647	446	92,017	—	—	92,463
Redemption of common stock for option exercises	(6,295)	(63)	(13,470)	—	—	(13,533)
Issuance of common stock for option exercises	30,250	303	23,293	—	—	23,596
Issuance of common stock for executive compensation	35,914	359	9,476	—	—	9,835
Executive equity compensation program	281,431	2,814	59,231			62,045
Stock option compenation	—	—	17,404	—	—	17,404
Net earnings	—	—	—	—	1,003,188	1,003,188	$1,003,188
Foreign currency translation	—	—	—	(3,803)	—	(3,803)	(3,803)

Comprehensive Income							$999,385

BALANCE AT MARCH 31, 2009	10,033,351	$100,333	$28,451,754	$(87,638)	$709,871	$29,174,320

Stock Options — We maintain a stock option plan for the benefit of certain eligible employees and our directors. We have authorized 2,000,000 shares for grant under our Amended and Restated 2005 Stock Option Plan, and a total of 321,325 shares of common stock are reserved for additional grants of options at March 31, 2009. Generally, the options outstanding are granted at prices equal to the market value of our stock on the date of grant, generally vest over four years and expire over a period of six or ten years from the date of grant.
For the three months ended March 31, 2009 and 2008, we recorded stock option compensation expense of $17,400 and $77,800, respectively. The compensation expense reduced diluted earnings per share by less than $0.01 for each of the three months ended March 31, 2009 and 2008.
As of March 31, 2009, approximately $598,000 of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.47 years.

The following table summarizes information about stock options at March 31, 2009:

		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual Life	Exercise	Number	Exercise
Exercise Prices	Outstanding	In Years	Price	Exercisable	Price
$0.94 - $1.77	106,000	3.83	$0.48	47,500	$1.07
1.90 - 2.50	88,250	2.27	3.61	63,250	2.42
2.52 - 4.54	240,550	3.47	3.82	228,050	3.82
4.56 - 6.10	645,250	3.76	5.37	368,188	5.41

	1,080,050	3.58	$4.40	706,988	$4.34

We use the Black-Scholes option pricing model using weighted average assumptions for options granted to determine the fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Three Months Ended
	March 31,
	2009	2008
Risk-free interest rate	2.06%	2.83%
Expected volatility	39.7%	41.0%
Expected life (in years)	4.25	4.25
Dividend yield	—	—
Forfeitures	13.0%	2.5%
Option transactions under the 2005 Stock Option Plan during the first quarter ended March 31, 2009 are summarized as follows:

		Average	Aggregate	Average
		Exercise	Intrinsic	Remaining
	Options	Price	Value	Term
Outstanding at December 31, 2008	1,055,550	$4.43
Granted	58,500	1.77
Exercised	(30,250)	0.78
Canceled/Forfeited	(3,750)	1.90

Outstanding at March 31, 2009	1,080,050	$4.40	$75,543	3.58

Exercisable at March 31, 2009	706,988	$4.34	$53,313	3.02

Restricted Stock — In connection with our employment agreement dated as of December 1, 2006 with Gregg O. Lehman, Ph.D., our President and Chief Executive Officer, on January 1, 2007 we granted an award of 25,000 shares of restricted common stock to Mr. Lehman, which was valued at a price of $5.30 per share on the date of grant. This restricted common stock vested in three equal installments on the first of the year for each of 2007, 2008 and 2009. This restricted common stock has the same voting rights as common shares. For the three months ended March 31, 2009 and 2008, we recorded stock-based compensation of $0 and $5,500, respectively, related to this grant.
On April 7, 2008, we granted an award of 10,000 shares of restricted stock to Wesley W. Winnekins, our Chief Financial Officer, under the Equity Incentive Plan (as defined below). This restricted common stock vests in two equal installments on December 31, 2008 and 2009. This restricted common stock has the same voting rights as common shares. For the three months ended March 31, 2009 and 2008, we recorded stock-based compensation of $3,300 and $0, respectively, related to this grant, which was valued using a price of $4.60 per share. As of March 31, 2009, $9,900 of unrecognized compensation costs related to the non-vested portion of this award will be recognized through December 31, 2009.

On December 8, 2008, we granted an award of 10,000 shares of restricted stock to J. Mark McConnell, our Senior Vice President of Business Development under the Equity Incentive Plan (as defined below). This restricted common stock vests in three equal installments on December 8 for each of 2009, 2010 and 2011. This restricted common stock has the same voting rights as common shares. For the three months ended March 31, 2009 and 2008, we recorded stock-based compensation of $3,800 and $0, respectively, related to this grant, which was valued using a price of $2.48 per share. As of March 31, 2009, $19,700 of unrecognized compensation costs related to the non-vested portion of this award will be recognized through November 30, 2011.
On February 26, 2009, we granted 35,914 shares of restricted stock to our executives under the Equity Incentive Plan (as defined below). This restricted common stock vests in four equal installments on February 26 of 2010, 2011, 2012, and 2013. This restricted common stock has the same voting rights as common shares. For the three months ended March 31, 2009 and 2008, we recorded stock-based compensation of $2,800 and $0, respectively, related to this grant, which was valued using a price of $1.77 per share. As of March 31, 2009, $60,800 of unrecognized compensation costs related to the non-vested portion of this award will be recognized through February 26, 2013.
Employee Stock Purchase Plan — We maintain an Employee Stock Purchase Plan, which allows employees to purchase shares of our common stock at 95% of the fair market value. A total of 500,000 shares of common stock are reserved for issuance under this plan, of which 75,498 shares are unissued and remain available for issuance at March 31, 2009.
Equity Incentive Plan — At our Annual Meeting of Shareholders on May 21, 2007, our shareholders approved the implementation of our 2007 Equity Incentive Plan (the “Equity Plan”). The Equity Plan was developed to provide our executives with restricted stock incentives if certain financial targets are achieved for calendar years 2007 through 2009. In lieu of selecting restricted stock, and at the discretion of our Board of Directors, executives can choose to receive a cash bonus under our 2007 Cash Incentive Plan (the “Cash Plan”). The performance objectives, and monetary potential of grants under the Cash Plan would be the same as those under the Equity Plan and participants would receive their cash bonuses at the same time as the restricted stock vests under the Equity Plan. Restricted stock granted under the Equity Plan through March 31, 2009, other than the restricted stock granted to our Chief Financial Officer in April 2008 and our Senior Vice President of Business Development in December 2008 as described previously, is earned on an annual basis upon achievement of certain financial objectives for each of 2007, 2008 and 2009. All such shares earned during these years will vest upon completion of our 2009 annual audit. For the three months ended March 31, 2009, we recorded $62,000 of stock-based compensation related to elections under the Equity Plan, which was valued using a price of $5.56 per share, the market value of our common stock on the grant date. We also accrued $7,100 of bonus expense related to elections under the Cash Plan. As of March 31, 2009, $277,000 of unrecognized compensation costs related to the non-vested portion of this program will be recognized through March 2010.
Common Stock Repurchase Plan — During 2008, we repurchased 570,680 common shares at an aggregate cost of $2.3 million, including commissions of $34,000. All repurchased shares have been retired. These purchases concluded the common stock repurchase plan, announced on March 24, 2008, authorizing the Company to repurchase up to $2.5 million of its outstanding common stock.
Reverse Stock Split — On October 6, 2008 we completed a one-for-two reverse stock split in order to qualify for listing on the American Stock Exchange, now known as the NYSE AMEX. Except where specifically indicated, all common share information (including information related to stock options and other equity awards) and all “per share” information related to our common stock in this report has been restated to reflect the one-for-two reverse split. Pursuant to provisions in our stock options agreements and equity plans, the number of common shares available for purchase and issuance under these agreements and plans, and the exercise prices, were automatically adjusted to give proportionate effect to this reverse split.

NOTE 7. CONTINGENCIES
Legal Proceedings — We are involved in various claims and lawsuits incidental to the operation of our business. We believe that the outcome of such claims will not have a material adverse effect on our financial condition, results of operation, or cash flows.
Automotive Bankruptcies — On April 30, 2009, an automotive customer in our fitness management segment filed for bankruptcy protection under Chapter 11. Our outstanding receivable from this customer is approximately $34,000 and is covered by our allowance for doubtful accounts should it become uncollectible. In addition, we collected receivable payments of approximately $137,000 from the customer during the 90 days before the bankruptcy filing. Such payments may constitute preferential payments recoverable under the Bankruptcy Code. We believe we have valid defenses to any potential claim for these payments and will not be required to repay the full amount. Our contract with this customer may be rejected as part of the bankruptcy proceeding. In addition, there is speculation that another automotive customer in our fitness management segment may file for bankruptcy protection under Chapter 11 on or about June 1, 2009. Our outstanding receivable from this customer is approximately $283,000. Within the last 90 days, we have collected receivable payments of approximately $110,000 from this customer, which could be recoverable as preferential payments under the Bankruptcy Code. We believe we also have valid defenses to any potential claim for these payments. Our contract with this customer may also be rejected as part of any bankruptcy proceeding. If this customer files for bankruptcy, we may need to increase our allowance for doubtful accounts to cover our exposure related to this customer. Both of these automotive companies are expected to continue in business, but there can be no assurance that they will continue their fitness contracts with our company. Our revenue from these customers was approximately $2,909,000 and $352,000 for the year ended December 31, 2008 and the quarter ended March 31, 2009, respectively.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing under Item 1 of Part 1. Some of the information contained in this discussion and analysis or set forth elsewhere in this quarterly report, including information with respect to our plans and strategy for our business and expected financial results, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” under Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
CRITICAL ACCOUNTING POLICIES
Our most critical accounting policies, which are those that require significant judgment, include: revenue recognition, trade and other accounts receivable, goodwill and stock-based compensation. A more in-depth description of these can be found in Note 3 to the interim consolidated financial statements included in this Quarterly Report and Note 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
BUSINESS DESCRIPTION
As a leading provider of population health improvement services and programs to corporations, hospitals, communities and universities located in the United States and Canada, we currently manage 211 corporate fitness center sites, 167 corporate health management sites and 91 unstaffed health management programs.
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
RESULTS OF OPERATIONS
The following table sets forth our statement of operations data as a percentage of total revenues for the quarter ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008

REVENUE	100.0%	100.0%
COSTS OF REVENUE	67.2%	71.4%

GROSS PROFIT	32.8%	28.6%
OPERATING EXPENSES
Salaries	15.3%	15.9%
Other selling, general and administrative	8.5%	9.4%
Amortization of acquired intangible assets	0.1%	0.2%

Total operating expenses	23.9%	25.5%

OPERATING INCOME	8.9%	3.1%
OTHER INCOME (EXPENSE)	0.0%	0.0%

EARNINGS BEFORE INCOME TAXES	8.9%	3.1%
INCOME TAX EXPENSE	4.0%	1.3%

NET EARNINGS	4.9%	1.8%

Results of Operations for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008.
Revenue. Revenue increased $504,000 or 2.7%, to $19,207,000 for the three months ended March 31, 2009, from $18,703,000 for the three months ended March 31, 2008.
Fitness Management
Our Fitness Management segment declined 5.4%, or $560,000, which included a decline in staffing services of $504,000, or 5.2%, and a decline in program services of $56,000, or 9.0%. This revenue decline is primarily due to contract terminations we experienced in 2008 and 2009 related to customer reaction to the recessionary business climate.
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
It is also possible we could experience further declines in Fitness Management program service revenue during 2009. Program service revenue is derived from fees we charge to members of our managed fitness centers for services such as personal training, massage therapy, weight loss programs and special fitness classes. The revenue decline we experienced in the first quarter of 2009 is attributed to the effects of the recessionary economy, employment reductions and our members decreasing their spending on discretionary services. We believe this trend will continue during 2009.

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
Health Management
Our Health Management segment contributed total revenue growth of 12.7%, or $1,064,000, which includes growth from staffing services of $246,000, or 5.7%, and growth from program services of $818,000, or 20.0%. Overall, the growth in staffing revenue is attributable to new customers and the expansion of sales to existing customers. The increase in program services, compared to last year, was primarily driven by a $0.6 million increase in health coaching and advising services, a $0.1 million increase in biometric screening services and a $0.1 million increase related to eHealth platform participation.
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
2009 Customer Commitments and Cancellations
For the three months ended March 31, 2009, the Company received a total of four health management commitments and one fitness management commitment. This commitment activity for 2009 may realize annualized revenue of $1.6 million, to be partially offset by a potential annualized revenue loss of $0.5 million from fitness and health management contract cancellations. These cancellations reflect the continuing weakness in the economy and the challenges companies expect to face during 2009.
Gross Profit. Gross profit increased $949,000, or 17.8%, to $6,291,000 for the three months ended March 31, 2009, from $5,342,000 for the three months ended March 31, 2008. Total gross margin increased to 32.8%, from 28.6% for the same period last year, which is primarily due to Health Management revenue representing a larger percentage of our total revenue and improved margins for both Health Management and Fitness Management staffing services and Health Management program services.
Fitness Management
Fitness Management gross profit increased $10,000, which includes an increase of $24,000 from staffing services and a decline of $14,000 from program services. Gross margin for our Fitness Management segment increased in the three months ended March 31, 2009 to 24.2%, from 22.8% for the same period of 2008. This result is primarily due to a gross margin increase in staffing services, which increased from 21.8% for the same period last year, to 23.3%, and a gross margin increase in program services, which increased from 38.2% for the same period last year, to 39.6%. The margin increase for staffing services is primarily due to the retention of higher margin customers and lower costs for employee paid time off, medical benefits and workers compensation costs. The margin increase for program services is primarily due to the mix of programs delivered during the quarter as compared to the same period last year.

Health Management
Health Management gross profit increased $939,000, which includes growth of $201,000 from staffing services and growth of $738,000 from program services. Gross margin for our Health Management segment increased in the three months ended March 31, 2009 to 41.6%, from 35.7% for the same period of 2008. This result is primarily due to a gross margin increase in staffing services, which increased from 21.9% for the same period last year, to 25.1%, and a gross margin increase in program services, which increased from 50.2% for the same period last year, to 56.9%. The gross margin increase for staffing services is primarily due to operating expense savings. The gross margin increase in program services is primarily due to increased margins on health coaching and advising services.
The anticipated negative impact of the economic recession discussed above may challenge our ability to improve gross profit and margins in 2009 on a basis consistent with past growth.
Operating Expenses and Operating Income. Operating expenses decreased $187,000, or 3.9%, to $4,592,000 for the three months ended March 31, 2009, from $4,779,000 for the three months ended March 31, 2008.
This decrease is primarily due to general operating costs savings. For the three months ended March 31, 2008, operating expenses, as a percent of revenue, were 23.9%, compared to 25.5% for the same period last year.
Operating margin increased to 8.9% for the three months ended March 31, 2009, from 3.0% for the same period last year. This increase is primarily due to sales growth in our Health Management segment, cost efficiencies related to staffing services and Health Management segment program services and a lower ratio of operating expenses to revenue as discussed above. Since 2009 revenue growth may be challenged by recessionary pressures, our strategies to maximize our operating profitability will focus on closely managing operating expenses and improving business processes.
If we continue to experience profitable operations resulting in increased stockholders’ equity value, and if our market price per share does not increase accordingly, it is possible this may trigger an impairment of goodwill in future periods. In addition, our earnings might not maintain or increase at the rate the market expects, or in parity with our competition, which could contribute to a decline in our share price when compared to others in our industry. As a result of these and other factors, we could experience a partial or complete goodwill impairment of one or both of our segments or our company as a whole. An impairment would have a negative impact on our profitability.
Other Income and Expense. Interest expense was inconsequential during the quarters ended March 31, 2009 and 2008, respectively.
Income Taxes. Income tax expense increased $451,000 to $697,000 for the three months ended March 31, 2009, from $240,000 for the three months ended March 31, 2008. The increase is primarily due to increased operating income for the quarter ended March 31, 2009, compared to the same period of 2008.
Our effective tax rate was 41.0% of earnings before income taxes for the three months ended March 31, 2009, compared to 42.5% for the three months ended March 31, 2008. Compared to our normal effective tax rate of 38.5%, our current effective tax rate is higher due primarily to the non-deductibility of compensation expense for incentive stock options.
Net Earnings Applicable to Common Shareholders. Net earnings applicable to common shareholders increased $678,000 to $1,003,000 for the three months ended March 31, 2009, from $325,000 for the three months ended March 31, 2008. This increase is primarily due to sales growth in our Health Management segment, cost efficiencies related to staffing services and Health Management segment program services and a lower ratio of operating expenses to revenue as discussed above.

LIQUIDITY AND CAPITAL RESOURCES
Our working capital increased $1,150,000 to $11,850,000 for the three months ended March 31, 2009, from $10,700,000 at December 31, 2008. This increase is largely attributable to our improved operating results and cash accumulation strategy given current economic conditions.
In addition to cash flows generated from operating activities, our other primary source of liquidity and working capital is provided by a $3,500,000 Credit Agreement with Wells Fargo Bank, N.A. (the “Wells Loan”). Effective with the renewal of the Wells Loan on March 24, 2009, interest will be computed using the daily three month LIBOR rate plus a markup of 2.75% (effective rate of 3.9% and 3.25% at March 31, 2009 and 2008, respectively). The Wells Loan matures on June 30, 2011, as amended. Working capital advances from the Wells Loan are based upon a percentage of our eligible accounts receivable, less any amounts drawn and outstanding. The facility provided maximum borrowing capacity of $3,250,000 at March 31, 2009 and December 31, 2008, respectively and no debt was outstanding on those dates. There were no borrowings under the line of credit during the three months ended March 31, 2009. Although we do not anticipate borrowing from the Wells Loan in 2009, we have extended the agreement, as previously discussed, to provide an additional source of funding. All borrowings are collateralized by substantially all of our assets. At March 31, 2009, we were in compliance with all of our financial covenants.
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
We have not seen a material change in the payment activities of our customers in 2008 and do not anticipate a material change in 2009. We do, however, expect to realize approximately $2.5 million in revenue from our existing automotive contracts in 2009 and will continue to monitor their financial health as it relates to outstanding accounts receivable. On April 30, 2009, an automotive customer in our fitness management segment filed for bankruptcy protection under Chapter 11. Our outstanding receivable from this customer is approximately $34,000 and is covered by our allowance for doubtful accounts should it become uncollectible. In addition, we collected receivable payments of approximately $137,000 from the customer during the 90 days before the bankruptcy filing. Such payments may constitute preferential payments recoverable under the Bankruptcy Code. We believe we have valid defenses to any potential claim for these payments and will not be required to repay the full amount. Our contract with this customer may be rejected as part of the bankruptcy proceeding. In addition, there is speculation that another automotive customer in our fitness management segment may file for bankruptcy protection under Chapter 11 on or about June 1, 2009. Our outstanding receivable from this customer is approximately $283,000. Within the last 90 days, we have collected receivable payments of approximately $110,000 from this customer, which could be recoverable as preferential payments under the Bankruptcy Code. We believe we also have valid defenses to any potential claim for these payments. Our contract with this customer may also be rejected as part of any bankruptcy proceeding. If this customer files for bankruptcy, we may need to increase our allowance for doubtful accounts to cover our exposure related to this customer. Both of these automotive companies are expected to continue in business, but there can be no assurance that they will continue their fitness contracts with our company. Our revenue from these customers was approximately $2,909,000 and $352,000 for the year ended December 31, 2008 and the quarter ended March 31, 2009, respectively.
INFLATION
We do not believe that inflation has significantly impacted our results of operations in any of the last three completed fiscal years.

OFF-BALANCE SHEET ARRANGEMENTS
As of March 31, 2009, the Company had no off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities.
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
Forward-looking statements include all statements based on future expectations and specifically include, among other things, statements relating to revenue loss in our Fitness Management segment; our belief the current recession may have an adverse impact on many industries, which could affect our customers and lead to further revenue loss from contract termination or service reduction; our belief that revenue decline will continue during 2009 due to the effects of the recessionary economy, employment reductions and our members decreasing their spending on discretionary services; our belief that the number of opportunities to bid on new fitness management business during 2009 should be consistent with past years; our belief that we will need to lower our pricing to be competitive in the fitness management market, which may result lower profitability; our ability to increase 2009 revenue on a basis consistent with past growth; our ability to improve gross profit and margins in 2009 on a basis consistent with past growth; the possibility of goodwill impairment; our belief that our short and long-term capital needs will be met with cash flows generated by operations; our anticipation that investment activities in 2009 will be at or below 2008 levels and will be funded through operating cash flows; our anticipation that we will not see a material change in the payment activities of our customers in 2009; statements regarding the potential effects of automotive company bankruptcies on our accounts receivable, contract continuation and prior payments and related claims and defenses regarding repayment of preferential payments, and our belief that inflation has not significantly impacted our results of operations in any of the last three completed fiscal years, as well as statements regarding projections and outlook relating to the industries in which we compete and the economy in general, increasing revenue, improving margins, marketing efforts, competitive conditions, the effect of price competition and changes to the economy, and the sufficiency of our liquidity and capital resources. In addition, the estimated annualized revenue value of our new, lost and existing contracts is a forward looking statement, which is based upon an estimate of the anticipated annualized revenue to be realized or lost. Such information should be used only as an indication of the activity we have recently experienced in our two business segments. These estimates, when considered together, should not be considered an indication of the total net, incremental revenue growth we expect to generate in any year, as actual net growth may differ from these estimates due to actual staffing levels, participation rates and contract duration, in addition to other revenue we may lose in the future due to contract termination. Any statements that are not based upon historical facts, including the outcome of events that have not yet occurred and our expectations for future performance, are forward-looking statements. The words “potential,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” “plan,” “anticipate,” and similar words and expressions are intended to identify forward-looking statements. Such statements are based upon the current beliefs and expectations of our management. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, our inability to deliver the health management services demanded by major corporations and other clients, our inability to successfully cross-sell health management services to our fitness management clients, our inability to successfully obtain new business opportunities, our failure to have sufficient resources to make investments, our ability to make investments and implement strategies successfully, continued delays in obtaining new commitments and implementing services, the continued deterioration of general economic conditions, the actions of automotive customers and bankruptcy courts, and those matters identified and discussed in Item 1A of the 2008 Form 10-K under “Risk Factors.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks related to changes in U.S. and international interest rates. The Company’s borrowings under the Wells Loan bear interest at a variable rate. There were no borrowings outstanding under the Wells Loan at March 31, 2009.
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
ITEM 4. CONTROLS AND PROCEDURES
Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of March 31, 2009. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2009 that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Refer to Item 3 (Legal Proceedings) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, including the important information in “Private Securities Litigation Reform Act,” you should carefully consider the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended December 31, 2008. Those factors, if they were to occur, could cause our actual results to differ materially from those expressed in our forward-looking statements in this report, and materially adversely affect our financial condition or future results. Although we are not aware of any other factors that we currently anticipate will cause our forward-looking statements to differ materially from our future actual results, or materially affect the Company’s financial condition or future results, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Effective February 26, 2009, the Company made grants of restricted common stock to certain executive officers of the Company under the Company’s 2007 Equity Incentive Plan. The total number of shares of restricted stock granted was 35,914. Each grant vests at the rate of 25% per annum on each of the first, second, third and fourth anniversaries of the date of grant. The following executive officers received grants of restricted stock in the numbers set forth below:

Name	Title	Number of Shares
Gregg Lehman	President & CEO	10,140
Wes Winnekins	Chief Financial Officer	5,070
Jeanne Crawford	Chief Human Resources Officer	3,803
John Griffin	Chief Operations Officer	3,803
Jim Reynolds	Chief Medical Officer	3,803
Brian Gagne	Sr. Vice President Account Management	2,535
John Ellis	Chief Information Officer	2,535
Katherine Meacham	Vice President Account Services	2,535
Dave Hurt	Vice President Account Services	1,690
The Company made these grants of restricted stock in reliance on the private placement exemption set forth in Section 4(2) of the Securities Act of 1933, as amended, as all of the grantees are executive officers of the Company. No broker/dealers were involved and no commissions were paid in connection with these grants.
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

Dated: May 14, 2009	HEALTH FITNESS CORPORATION
	By	/s/ Gregg O. Lehman
Gregg O. Lehman
President and Chief Executive Officer (Principal Executive Officer)

	By	/s/ Wesley W. Winnekins
Wesley W. Winnekins
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
HEALTH FITNESS CORPORATION
FORM 10-Q

Exhibit No.	Description

*10.1	2009 Executive Bonus Plan — incorporated by reference to Exhibit 10.46 to our Form 10-K for the fiscal year ended December 31, 2008
*10.2	Compensation Arrangements for Executive Officers for Fiscal Year 2009 — incorporated by reference to Exhibit 10.47 to our Form 10-K for the fiscal year ended December 31, 2008
10.3	Revolving Line of Credit Note, dated March 24, 2009, between the Company and Wells Fargo Bank, N.A. — incorporated by reference to Exhibit 10.48 to our Form 10-K for the fiscal year ended December 31, 2008
10.4	Seventh Amendment, dated March 24, 2009, to Credit Agreement dated August 22, 2003, between the Company and Wells Fargo Bank, N.A. — incorporated by reference to Exhibit 10.49 to our Form 10-K for the fiscal year ended December 31, 2008
**11.0	Statement re: Computation of Earnings per Share
**31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement

**	Filed herewith