Form 10-Q
period 2009-06-30
Health Fitness Corp /MN/
filed 2009-08-13
CIK 886432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares outstanding of the registrant’s common stock as of August 13, 2009 was: Common Stock, $0.01 par value, 10,129,050 shares.

Health Fitness Corporation
Consolidated Financial Statements

PART I. — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
HEALTH FITNESS CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
JUNE 30, 2009 AND DECEMBER 31, 2008

	June 30,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash	$4,689,079	$1,300,620
Trade and other accounts receivable, less allowances of $308,200 and $317,600	13,848,845	16,306,197
Inventory	305,666	347,510
Prepaid expenses and other	708,621	354,257
Deferred tax assets	288,626	288,626

Total current assets	19,840,837	18,597,210
PROPERTY AND EQUIPMENT, net	1,193,507	1,243,413
OTHER ASSETS
Goodwill	14,546,250	14,546,250
Software technology, less accumulated amortization of $1,619,100 and $1,301,300	2,137,540	1,977,071
Trademark, less accumulated amortization of $452,300 and $438,700	40,800	54,400
Other intangible assets, less accumulated amortization of $349,500 and $313,600	179,583	215,500

	$37,938,517	$36,633,844

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$1,420,153	$1,470,440
Accrued salaries, wages, and payroll taxes	3,008,662	2,632,329
Other accrued liabilities	883,133	1,664,710
Accrued self funded insurance	289,269	310,511
Deferred revenue	1,754,197	1,820,960

Total current liabilities	7,355,414	7,898,950
DEFERRED TAX LIABILITY	751,769	751,769
LONG-TERM OBLIGATIONS	—	—
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY

Common stock, $0.01 par value; 25,000,000 shares authorized; 10,077,750 and 9,647,404 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	100,778	96,474
Additional paid-in capital	28,740,589	28,263,803
Accumulated comprehensive loss from foreign currency translation	(76,355)	(83,835)
Retained earnings (accumulated deficit)	1,066,322	(293,317)

	29,831,334	27,983,125

	$37,938,517	$36,633,844

See notes to consolidated financial statements

HEALTH FITNESS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
REVENUE	$18,780,909	$18,815,458	$37,988,139	$37,518,125

COSTS OF REVENUE	13,168,278	13,278,965	26,084,284	26,639,367

GROSS PROFIT	5,612,631	5,536,493	11,903,855	10,878,758

OPERATING EXPENSES
Salaries	3,172,648	3,026,310	6,116,403	5,998,687
Other selling, general and administrative	1,781,319	1,832,102	3,404,848	3,595,767
Amortization of trademarks and other intangible assets	24,759	42,770	49,517	85,540

Total operating expenses	4,978,726	4,901,182	9,570,768	9,679,994

OPERATING INCOME	633,905	635,311	2,333,087	1,198,764

OTHER INCOME (EXPENSE)
Interest expense	—	(3,208)	—	(4,131)
Other, net	556	(1,211)	1,527	1,074

EARNINGS BEFORE INCOME TAX EXPENSE	634,461	630,892	2,334,614	1,195,707

INCOME TAX EXPENSE	278,010	268,192	974,975	508,295

NET EARNINGS	$356,451	$362,700	$1,359,639	$687,412

NET EARNINGS PER COMMON SHARE:
Basic	$0.04	$0.04	$0.14	$0.07
Diluted	0.04	0.04	0.13	0.07

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	9,722,328	9,863,977	9,695,135	9,953,124
Diluted	10,137,907	9,992,369	10,071,685	10,140,886
See notes to consolidated financial statements

HEALTH FITNESS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$1,359,639	$687,412
Adjustment to reconcile net earnings to net cash provided by operating activities:
Common stock issued for Board of Directors compensation	2,159	—
Stock-based compensation	335,406	411,973
Depreciation and amortization	564,679	549,608
Change in assets and liabilities:
Trade and other accounts receivable	2,457,352	1,116,229
Inventory	41,844	(20,326)
Prepaid expenses and other	(354,364)	(246,994)
Other assets	—	8,406
Trade accounts payable	(42,807)	(1,110,435)
Accrued liabilities and other	(426,486)	(844,272)
Deferred revenue	(66,763)	(422,771)

Net cash provided by operating activities	3,870,659	128,830

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(147,442)	(139,234)
Capitalized software development costs	(478,283)	(308,683)

Net cash used in investing activities	(625,725)	(447,917)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	—	3,003,110
Repayments under line of credit	—	(2,363,042)
Repurchase of common stock	—	(2,354,923)
Proceeds from the issuance of common stock	92,463	92,206
Proceeds from the exercise of stock options	51,062	197,429

Net cash provided by (used in) financing activities	143,525	(1,425,220)

NET INCREASE (DECREASE) IN CASH	3,388,459	(1,744,307)

CASH AT BEGINNING OF PERIOD	1,300,620	1,946,028

CASH AT END OF PERIOD	$4,689,079	$201,721

SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow information:
Cash paid for interest	$—	$4,132
Cash paid for taxes	716,460	720,958

See notes to consolidated financial statements.

HEALTH FITNESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. ORGANIZATION
Health Fitness Corporation, a Minnesota corporation (also referred to as “we,” “us,” “our,” the “Company,” or “Health Fitness”), is a leading provider of population health improvement services and programs to corporations, hospitals, communities and universities located in the United States and Canada. We currently manage 204 corporate fitness center sites, 171 corporate health management sites and 87 unstaffed health management programs.
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
NOTE 2. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Financial information as of December 31, 2008 has been derived from our audited consolidated financial statements. In accordance with the rules and regulations of the United States Securities and Exchange Commission, the Company has omitted footnote disclosures that would substantially duplicate the disclosures contained in the audited financial statements of the Company. The unaudited consolidated financial statements should be read together with the financial statements for the year ended December 31, 2008, and the footnotes thereto included in the Company’s Form 10-K as filed with the United States Securities and Exchange Commission on March 25, 2009.
In the opinion of management, the interim consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the results for interim periods presented. These financial statements include some amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change in estimate is identified. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2009.
NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Consolidation — The consolidated financial statements include the accounts of our Company and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Cash — We maintain cash balances at several financial institutions, and at times, such balances exceed insured limits. We have not experienced any losses in such accounts and we believe we are not exposed to any significant credit risk on cash. At June 30, 2009 and December 31, 2008, we had cash of approximately $132,200 and $111,800 (U.S. Dollars), respectively, in a Canadian bank account.
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
Capitalized software development costs are evaluated for impairment when circumstances indicate an impairment has occurred. Circumstances which might indicate that an impairment has occurred include: (1) a realization that the internal-use software is not expected to provide substantive service potential; (2) a significant change in the extent or manner in which the software is used; (3) a significant change has been made or is being anticipated to the software program; or (4) the costs of developing or modifying the internal-use software significantly exceed the amount originally expected. Recoverability of these capitalized costs is determined by comparing the forecasted future revenues from the related products and services, based on management’s best estimates using appropriate assumptions and projections at the time, to the carrying amount of the capitalized software development costs. If the carrying value is determined not to be recoverable from future cash flows, an impairment loss is recognized equal to the amount by which the carrying amount exceeds the future cash flows. We determined that no circumstances existed at June 30, 2009 that would trigger a recoverability evaluation.
During the three and six months ended June 30, 2009, we capitalized $269,200 and $478,300 of software development costs related to enhancements we made to our eHealth platform. Such enhancements include the development of a program that will allow us to deliver our online health risk assessment services in multiple languages, a web-based point of sale system to electronically capture sales and inventory transactions and improvements to our platform data management infrastructure. These capitalized costs are reported within Software Technology, and will be amortized over the remaining economic life of the eHealth platform, or three to five years, once the programs are placed into service. We expect to recover our capitalized software development costs through the growth of our business, enhancements to our services, and cost efficiencies generated.

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
For the year ended December 31, 2008, our market capitalization was less than our stockholders’ equity. We performed a detailed valuation and reconciliation process and based on this process we concluded that our reconciliation factors are reasonable and support the differential between market capitalization and the estimated aggregate fair value of our reporting segments.
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
At June 30, 2009 we observed no events or circumstances that in our judgment would cause our reporting units, individually or in the aggregate, to require an updated test for impairment and our market capitalization significantly exceeded our stockholders’ equity.
Intangible Assets — Our intangible assets include trademarks and tradenames, software and other intangible assets, all of which are amortized on a straight-line basis. Trademarks and tradenames represent the value assigned to acquired trademarks and tradenames, and are amortized over a period of five years. Software technology represents the value assigned to an acquired web-based software program and is amortized over a period of five years. Other intangible assets include the value assigned to acquired customer lists, which is amortized over a period of six years.
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
Advertising — The Company expenses advertising costs as they are incurred, with the exception of direct response advertising. Direct response advertising is deferred and amortized over the period in which the future benefits are expected to be received. At June 30, 2009 and December 31, 2008 we had deferred direct response advertising of $35,000 and $0, respectively.
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
Stock-Based Compensation — We maintain a stock option plan for the benefit of certain eligible employees and directors of the Company. Accounting rules require all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values over the requisite service period. The compensation cost we record for these awards is based on their fair value on the date of grant. The Company continues to use the Black Scholes option-pricing model as its method for valuing stock options. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate and dividend yield. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense.
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
Subsequent Events — We evaluated our quarter ended June 30, 2009 financial statements for subsequent events through August 13, 2009, the date the financial statements were available to be issued. We are not aware of any subsequent events which would require recognition or disclosure in the financial statements except for automotive bankruptcies, which are discussed in Note 7.
NOTE 4. SEGMENT REPORTING
A reportable operating segment is a component of a company for which operating results are reviewed regularly by the chief operating decision-makers to determine resource allocation and assess performance. The Company has two reportable segments, Fitness Management and Health Management. Total assets are not allocated to the segments for internal reporting purposes. Financial information by segment is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Segment Data:	2009	2008	2009	2008
REVENUE:
Fitness Management
Staffing Services	$9,272,101	$9,836,999	$18,474,233	$19,543,346
Program Services	672,746	649,720	1,236,526	1,269,479

	9,944,847	10,486,719	19,710,759	20,812,825

Health Management
Staffing Services	4,649,756	4,569,055	9,191,790	8,864,799
Program Services	4,186,306	3,759,684	9,085,590	7,840,501

	8,836,062	8,328,739	18,277,380	16,705,300

Total Revenue
Staffing Services	13,921,857	14,406,054	27,666,023	28,408,145
Program Services	4,859,052	4,409,404	10,322,116	9,109,980

	$18,780,909	$18,815,458	$37,988,139	$37,518,125

GROSS PROFIT:
Fitness Management
Staffing Services	2,115,497	2,350,240	4,255,271	4,466,110
Program Services	287,766	235,661	511,168	472,706

	2,403,263	2,585,901	4,766,439	4,938,816

Health Management
Staffing Services	1,022,882	1,237,896	2,163,291	2,176,803
Program Services	2,186,486	1,712,696	4,974,125	3,763,139

	3,209,368	2,950,592	7,137,416	5,939,942

Total Gross Profit
Staffing Services	3,138,379	3,588,136	6,418,562	6,642,913
Program Services	2,474,252	1,948,357	5,485,293	4,235,845

	$5,612,631	$5,536,493	$11,903,855	$10,878,758

NOTE 5. RECENT ACCOUNTING PRONOUNCEMENTS
In June 2009, the FASB issued Statement 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement 162. The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supercede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Following this Statement, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates, which will not be authoritative in their own right, but will serve only to update the Codification. This Statement is effective for financial statement issued for interim and annual periods ending after September 15, 2009. We will adopt Statement 168 as of the required effective date, September 15, 2009 and we will apply its provisions prospectively. We do not believe the adoption of Statement 168 will have a material effect on our consolidated financial statements.

In June 2009, the FASB issued Statement 167, Amendments to FASB Interpretation No. 46(R), to improve how enterprises account for and disclose their involvement with variable interest entities (VIE’s), which are special-purpose entities, and other entities whose equity at risk is insufficient or lack certain characteristics. Among other things, Statement 167 changes how an entity determines whether it is primary beneficiary of a variable interest entity (VIE) and whether that VIE should be consolidated. The new Statement requires an entity to provide significantly more disclosures about its involvement with VIEs. We do not believe the adoption of Statement 167 will have a material effect on our consolidated financial statements.
In May 2009, the FASB issued Statement 165, Subsequent Events, to incorporate the accounting and disclosure requirements for subsequent events into U.S. generally accepted accounting principles (GAAP). Statement 165 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date. It is effective prospectively for interim or annual reporting periods ending after June 15, 2009. We adopted this Statement as of the required effective date and have applied its provisions. We do not believe the adoption of Statement 165 will have a material effect on our consolidated financial statements.
NOTE 6. EQUITY
The following is a summary of the change in Stockholders’ Equity for the six month period ended June 30, 2009:

					Retained
			Additional	Accumulated	Earnings	Total
	Common Stock		Paid-In	Comprehensive	(Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Capital	Income	Deficit)	Equity	Income
BALANCE AT DECEMBER 31, 2008	9,647,404	$96,474	$28,263,803	$(83,835)	$(293,317)	$27,983,125
Issuance of common stock through stock purchase plan	44,646	446	92,017	—	—	92,463
Redemption of common stock for option exercises	(6,295)	(63)	(13,470)	—	—	(13,533)
Issuance of common stock for option exercises	64,650	647	63,949	—	—	64,596
Issuance of common stock for executive compensation	35,914	455	24,731	—	—	25,186
Issuance of common stock for board of directors compensation	10,000	5	2,154			2,159
Executive equity compensation program	281,431	2,814	121,277			124,091
Stock option compensation	—	—	186,128	—	—	186,128
Net earnings	—	—	—	—	1,359,639	1,359,639	$1,359,639
Foreign currency translation	—	—	—	7,480	—	7,480	7,480

Comprehensive Income							$1,367,119

BALANCE AT JUNE 30, 2009	10,077,750	$100,778	$28,740,589	$(76,355)	$1,066,322	$29,831,334

Stock Options — We maintain a stock option plan for the benefit of certain eligible employees and our directors. We have authorized 2,000,000 shares for grant under our Amended and Restated 2005 Stock Option Plan, and a total of 253,825 shares of common stock are reserved for additional grants of options at June 30, 2009. Generally, the options outstanding are granted at prices equal to the market value of our stock on the date of grant, generally vest over four years and expire over a period of six or ten years from the date of grant.
For the three and six months ended June 30, 2009, we recorded stock option compensation expense of $168,700 and $186,100, respectively, compared to $159,800 and $237,600, respectively, for the three and six months ended June 30, 2008. The compensation expense, net of tax effects, reduced diluted earnings per share by approximately $0.01 for the six months ended June 30, 2009 and 2008.
As of June 30, 2009, approximately $525,000 of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.28 years.
The following table summarizes information about stock options at June 30, 2009:

		Options Outstanding		Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual Life	Exercise	Number	Exercise
Exercise Prices	Outstanding	In Years	Price	Exercisable	Price
$0.94 - $1.77	76,000	5.29	$0.28	17,500	$1.20
1.90 - 2.50	83,850	2.35	3.67	58,850	2.41
2.52 - 4.54	308,050	4.06	3.91	295,550	3.91
4.56 - 6.10	645,250	3.76	5.37	368,188	5.41

	1,113,150	3.84	$4.49	740,088	$4.47

We use the Black-Scholes option pricing model using weighted average assumptions for options granted to determine the fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Three Months Ended
	June 30,
	2009	2008
Risk-free interest rate	1.49%	2.92%
Expected volatility	47.5%	37.4%
Expected life (in years)	3.0	3.0
Dividend yield	—	—
Forfeitures	13.0%	0.0%
Option transactions under the 2005 Stock Option Plan during the second quarter ended June 30, 2009 are summarized as follows:

		Weighted		Weighted
		Average	Aggregate	Average
		Exercise	Intrinsic	Remaining
	Options	Price	Value	Term
Outstanding at December 31, 2008	1,055,550	$4.43
Granted	126,000	3.09
Exercised	(64,650)	1.90
Canceled/Forfeited	(3,750)	1.00

Outstanding at June 30, 2009	1,113,150	$4.49	$1,904,445	3.59

Exercisable at June 30, 2009	740,088	$4.47	$1,277,764	3.19

Restricted Stock - In connection with our employment agreement dated as of December 1, 2006 with Gregg O. Lehman, Ph.D., our President and Chief Executive Officer, on January 1, 2007 we granted an award of 25,000 shares of restricted common stock to Mr. Lehman, which was valued at a price of $5.30 per share on the date of grant. This restricted common stock vested in three equal installments on the first of the year for each of 2007, 2008 and 2009. This restricted common stock has the same voting rights as common shares. For both the three and six months ended June 30, 2009, we recorded stock-based compensation related to this grant of $0 compared to $5,500 and $11,000, respectively, for the three and six months ended June 30, 2008.
On April 7, 2008, we granted an award of 10,000 shares of restricted stock to Wesley W. Winnekins, our Chief Financial Officer, under the Equity Incentive Plan (as defined below). This restricted common stock vests in two equal installments on December 31, 2008 and 2009. This restricted common stock has the same voting rights as common shares. For the three and six months ended June 30, 2009, we recorded stock-based compensation related to this grant of $3,300 and $6,600, respectively, compared to $0 and $11,000, respectively, for the three and six months ended June 30, 2008. This grant was valued using a price of $2.30 per share, which was the market value of our common stock on the date of the grant. As of June 30, 2009, $6,600 of unrecognized compensation costs related to the non-vested portion of this award will be recognized through December 31, 2009.

On December 8, 2008, we granted an award of 10,000 shares of restricted stock to J. Mark McConnell, our Senior Vice President of Business Development under the Equity Incentive Plan (as defined below). This restricted common stock vests in three equal installments on December 8 for each of 2009, 2010 and 2011. This restricted common stock has the same voting rights as common shares. For the three and six months ended June 30, 2009, we recorded stock-based compensation related to this grant of $3,800 and $7,600, respectively. This grant was valued using a price of $2.48 per share, which was the market value of our common stock on the date of grant. As of June 30, 2009, $15,900 of unrecognized compensation costs related to the non-vested portion of this award will be recognized through November 30, 2011.
On February 26, 2009, we granted 35,914 shares of restricted stock to our executives under the Equity Incentive Plan (as defined below). This restricted common stock vests in four equal installments on February 26 of 2010, 2011, 2012, and 2013. This restricted common stock has the same voting rights as common shares. For the three and six months ended June 30, 2009, we recorded stock-based compensation related to this grant of $8,300 and $11,000, respectively. This grant was valued using a price of $1.77 per share, which was the market value of our common stock on the date of the grant. As of June 30, 2009, $52,500 of unrecognized compensation costs related to the non-vested portion of this award will be recognized through February 26, 2013.
On May 27, 2009, we granted 10,000 shares of restricted stock to Wendy D. Lynch, a board director. This restricted common stock vests in three equal installments on May 27 for each of 2010, 2011 and 2012. This restricted common stock has the same voting rights as common shares. For the three and six months ended June 30, 2009, we recorded stock-based compensation related to this grant of $2,200. This grant was valued using a price of $4.24 per share, which was the market value of our common stock on the date of grant. As of June 30, 2009, $41,200 of unrecognized compensation costs related to the non-vested portion of this award will be recognized through May 30, 2012.
Employee Stock Purchase Plan — We maintain an Employee Stock Purchase Plan, which allows employees to purchase shares of our common stock at 95% of the fair market value. On May 27, 2009 we increased the total number of shares reserved for issuance under the Employee Stock Purchase Plan by 200,000 shares, thus increasing our total shares of common stock reserved for issuance to 700,000 of which 275,498 shares are unissued and remain available for issuance at June 30, 2009.
Equity Incentive Plan — At our Annual Meeting of Shareholders on May 21, 2007, our shareholders approved the implementation of our 2007 Equity Incentive Plan (the “Equity Plan”). The Equity Plan was developed to provide our executives with restricted stock incentives if certain financial targets are achieved for calendar years 2007 through 2009. In lieu of selecting restricted stock, and at the discretion of our Board of Directors, executives can choose to receive a cash bonus under our 2007 Cash Incentive Plan (the “Cash Plan”). The performance objectives, and monetary potential of grants under the Cash Plan would be the same as those under the Equity Plan and participants would receive their cash bonuses at the same time as the restricted stock vests under the Equity Plan. Restricted stock granted under the Equity Plan through June 30, 2009, other than the restricted stock granted to our Chief Financial Officer in April 2008 and our Senior Vice President of Business Development in December 2008 as described previously, is earned on an annual basis upon achievement of certain financial objectives for each of 2007, 2008 and 2009. All such shares earned during these years will vest upon completion of our 2009 annual audit. For the three and six months ended June 30, 2009, we recorded $62,000 and $124,000, respectively, of stock-based compensation related to elections under the Equity Plan, which was valued using a price of $5.56 per share, the market value of our common stock on the grant date. We also accrued $7,100 of bonus expense related to elections under the Cash Plan for both the three and six months ended June 30, 2009. As of June 30, 2009, $215,000 of unrecognized compensation costs related to the non-vested portion of this program will be recognized through March 2010.
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
Automotive Bankruptcies — On April 30, 2009, an automotive customer in our fitness management segment filed for bankruptcy protection under Chapter 11. Our outstanding receivable from this customer was approximately $34,000. The customer has paid the outstanding balance and continues to make timely payments on the continued monthly service billings. In addition, we collected receivable payments of approximately $137,000 from the customer during the 90 days before the bankruptcy filing. Such payments may constitute preferential payments recoverable under the Bankruptcy Code. We believe we have valid defenses to any potential claim for these payments and will not be required to repay the full amount. This customer has assumed our contract as of May 22, 2009. On June 1, 2009, another automotive customer in our fitness management segment filed for bankruptcy protection under Chapter 11. Our outstanding receivable from this customer was approximately $283,000. The customer has paid the outstanding balance and continues to make timely payments on the continued monthly service billings. In addition, we collected receivable payments of approximately $110,000 from the customer during the 90 days before bankruptcy. Such payments may constitute preferential payments recoverable under the Bankruptcy Code. We believe we also have valid defenses to any potential claim for these payments. This customer has assumed our contracts as of July 10, 2009. Our revenue from these customers was approximately $2,909,000 and $746,000 for the year ended December 31, 2008 and the six months ended June 30, 2009, respectively.

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
BUSINESS DESCRIPTION
As a leading provider of population health improvement services and programs to corporations, hospitals, communities and universities located in the United States and Canada, we currently manage 204 corporate fitness center sites, 171 corporate health management sites and 87 unstaffed health management programs.
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
RESULTS OF OPERATIONS
The following table sets forth our statement of operations data as a percentage of total revenues for the quarter ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
REVENUE	100.0%	100.0%	100.0%	100.0%
COSTS OF REVENUE	70.1%	70.6%	68.7%	71.0%

GROSS PROFIT	29.9%	29.4%	31.3%	29.0%
OPERATING EXPENSES
Salaries	16.9%	16.1%	16.1%	16.0%
Other selling, general and administrative	9.5%	9.8%	9.0%	9.6%
Amortization of acquired intangible assets	0.1%	0.2%	0.1%	0.2%

Total operating expenses	26.5%	26.1%	25.2%	25.8%

OPERATING INCOME	3.4%	3.3%	6.1%	3.2%
OTHER INCOME (EXPENSE)	0.0%	0.0%	0.0%	0.0%

EARNINGS BEFORE INCOME TAXES	3.4%	3.3%	6.1%	3.2%
INCOME TAX EXPENSE	1.5%	1.4%	2.6%	1.4%

NET EARNINGS	1.9%	1.9%	3.5%	1.8%

Results of Operations for the quarter ended June 30, 2009 compared to the quarter ended June 30, 2008.
Revenue. Revenue decreased $34,000 or 0.2%, to $18,781,000 for the three months ended June 30, 2009, from $18,815,000 for the three months ended June 30, 2008.
Fitness Management
Our Fitness Management segment declined 5.1%, or $542,000, which included a decline in staffing services of $565,000 or 5.7%, and a slight increase in program services of $23,000, or 3.5%. This overall revenue decline is primarily due to contract terminations we experienced in 2008 and 2009 related to customer reaction to the recessionary business climate. The increase in program services, as compared to last year, was primarily due to increased participation in walking programs and eHealth platform participation.
Health Management
Our Health Management segment contributed total revenue growth of 6.1%, or $507,000, which included overall growth from staffing services of $81,000, or 1.8%, and growth from program services of $426,000, or 11.3%. Overall, the growth in staffing revenue is attributable to new customers and the expansion of sales to existing customers. The increase in program services, compared to last year, was primarily driven by an increase in health coaching and advising services.
2009 Customer Commitments and Cancellations
For the three months ended June 30, 2009, the Company received a total of three health management commitments, three expansions of health management services to existing clients, and four fitness management commitments. This commitment activity for 2009 may realize annualized revenue of $4.4 million, to be partially offset by a potential annualized revenue loss of $1.3 million from fitness and health management contract cancellations. These cancellations reflect the continuing weakness in the economy and the challenges companies expect to face during 2009.
Gross Profit. Gross profit increased $76,000 or 1.4%, to $5,612,000 for the three months ended June 30, 2009, from $5,536,000 for the three months ended June 30, 2008. Total gross margin increased to 29.9%, from 29.4% for the same period last year, which is primarily due to Health Management revenue representing a larger percentage of our total revenue and improved margins for Health Management program services.
Fitness Management
Fitness Management gross profit decreased $183,000, which includes a decrease of $235,000 from staffing services, partially offset by an increase of $52,000 from program services. Gross margin for our Fitness Management segment decreased in the three months ended June 30, 2009 to 24.2%, from 24.7% for the same period of 2008. This result is primarily due to a gross margin decrease in staffing services, which decreased from 23.9% for the same period last year, to 22.8%, partially offset by a gross margin increase in program services, which increased from 36.3% for the same period last year, to 42.8%. The margin decrease for staffing services is primarily due to higher costs for employee medical benefits and workers compensation costs. The margin increase for program services is primarily due to the mix of programs delivered during the quarter as compared to the same period last year and labor efficiencies for personal training and massage services.
Health Management
Health Management gross profit increased $259,000, which includes an increase of $474,000 from program services, reduced by a decrease of $215,000 from staffing services. Gross margin for our Health Management segment increased in the three months ended June 30, 2009 to 36.3%, from 35.4% for the same period of 2008. This result is primarily due to a gross margin increase in program services, which increased from 45.6% for the same period last year, to 52.2%, reduced by a gross margin decrease in staffing services, which decreased from 27.1% for the same period last year, to 22.0%. The margin decrease for staffing services is primarily due to higher costs for employee paid time off, medical benefits, workers compensation costs and increased wage costs. The margin increase in program services is primarily due to increased margins on health coaching and advising services and biometric screening services.
Operating Expenses and Operating Income. Operating expenses increased $78,000, or 1.6%, to $4,979,000 for the three months ended June 30, 2009, from $4,901,000 for the three months ended June 30, 2008.

The increase is primarily due to higher costs for management incentive programs and employee benefits, reduced by operating cost savings. For the three months ended June 30, 2009, operating expenses, as a percent of revenue, were 26.5%, compared to 26.0% for the same period last year.
Operating margin remained flat to last year for the second quarter 2009, at 3.4%. This result reflects the sales growth in our Health Management segment and cost efficiencies related to Health Management segment program services, offset by the decrease in Fitness Management segment sales, higher staffing costs, and a higher ratio of operating expenses to revenue as discussed above
Other Income and Expense. Interest expense was inconsequential during the quarters ended June 30, 2009 and 2008.
Income Taxes. Income tax expense increased $10,000 to $278,000 for the three months ended June 30, 2009, from $268,000 for the three months ended June 30, 2008. The increase is primarily due to a true-up adjustment for the quarter ended June 30, 2009, compared to the same period of 2008.
Our effective tax rate was 43.8% of earnings before income taxes for the second quarter of 2009, compared to 42.5% for the same period last year. Compared to our normal effective tax rate of 38.5%, our current effective tax rate is higher due primarily to the non-deductibility of compensation expense for incentive stock options.
Net Earnings. Net earnings decreased $6,000 to $357,000 for the three months ended June 30, 2009, from $363,000 for the three months ended June 30, 2008. This decrease is primarily due to the decrease in Fitness Management segment sales, higher staffing costs, and a higher ratio of operating expenses to revenue as discussed above, mostly offset by sales growth in our Health Management segment and cost efficiencies related to Health Management segment program services.
Results of Operations for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.
Revenue. Revenue increased $470,000, or 1.3%, to $37,988,000 for the six months ended June 30, 2009, from $37,518,000 for the six months ended June 30, 2008.
Fitness Management
Our Fitness Management segment declined $1,102,000, which included a decline in staffing services of $1,069,000 and a decline in program services of $33,000. This revenue decline is primarily due to the termination of large automotive contracts in 2008 and 2009.
If the economic recession continues for the remainder of 2009, it is possible we could continue to experience a higher level of staffing services revenue loss in our Fitness Management segment. Our most at risk contracts include those in the automotive industry, although we believe the current recession may have an adverse impact on many industries, which could affect our other customers and lead to further revenue loss from contract termination or service reduction. With respect to the automotive industry, we have lost approximately $1.7 million in revenue over the past twelve to eighteen months. During 2009, we expect to realize approximately $2.5 million in revenue from our “at risk” automotive contracts, and if their financial difficulties continue, we may see similar revenue losses during 2009.
It is also possible we could experience further declines in Fitness Management program service revenue during 2009. Program service revenue is derived from fees we charge to members of our managed fitness centers for services such as personal training, massage therapy, weight loss programs and special fitness classes. The revenue decline we experienced in the first half of 2009 is attributed to the effects of the recessionary economy, employment reductions and our members decreasing their spending on discretionary services. We believe this trend will continue during 2009.

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
Health Management
Our Health Management segment contributed total growth of $1,572,000, which includes growth of $327,000 from staffing services and growth of $1,245,000 from program services. Overall, the growth in staffing revenue is attributable to new customers and the expansion of sales to existing customers. The increase in program services revenue is primarily due to an increase in our core health programs, including biometric screening services, health coaching and advising services and eHealth platform revenue.
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
2009 Customer Commitments and Cancellations
For the six months ended June 30, 2009, the Company received a total of seven health management commitments, three expansions of health management services to existing clients, and five fitness management commitments. This commitment activity for 2009 may realize annualized revenue of $6.0 million, to be partially offset by a potential annualized revenue loss of $1.8 million from fitness and health management contract cancellations. These cancellations reflect the continuing weakness in the economy and the challenges companies expect to face during 2009.
Gross Profit. Gross profit increased $1,025,000, or 9.4%, to $11,904,000 for the six months ended June 30, 2009, from $10,879,000 for the six months ended June 30, 2008. Total gross margin in the six months ended June 30, 2009 increased to 31.3% from 29.0% for the same period last year, which is primarily due to Health Management revenue representing a larger percentage of our total revenue and improved margins for Health Management program services.
Fitness Management
Fitness Management gross profit decreased $173,000, which includes a decrease of $211,000 from staffing services, partially offset by an increase of $38,000 from program services. Gross margin for our Fitness Management segment increased in the six months ended June 30, 2009 to 24.2%, from 23.7% for the same period of 2008. This result is primarily due to a gross margin increase in program services, which increased from 37.2% for the same period last year, to 41.3%, and a slight gross margin increase in staffing services, which increased from 22.9% for the same period last year, to 23.0%. The margin increase for program services is primarily due to the mix of programs delivered during the quarter as compared to the same period last year and labor efficiencies for personal training and massage services.

Health Management
Our Health Management segment contributed gross profit growth of $1,197,000, which includes growth of $1,211,000 from program services and a decline of $14,000 from staffing services. Gross margin for our Health Management segment increased in the six months ended June 30, 2009 to 39.1%, from 35.6% for the same period of 2008. This result is primarily due to a gross margin increase in program services, which increased from 48.0% for the same period last year, to 54.7%, reduced by a gross margin decrease in staffing services, which decreased from 24.6% for the same period last year, to 23.5%. The margin decrease for staffing services is primarily due to higher costs for employee paid time off, medical benefits and workers compensation costs. The gross increase in program services is primarily due to increased margins on health coaching and advising services and biometric screening services.
The anticipated negative impact of the economic recession discussed above may challenge our ability to improve gross profit and margins in 2009 on a basis consistent with past growth.
Operating Expenses and Operating Income. Operating expenses decreased $109,000, or 1.1%, to $9,571,000 for the six months ended June 30, 2009, from $9,680,000 for the six months ended June 30, 2008.
The decrease is primarily due to general operating cost savings. For the three months ended June 30, 2009, operating expenses, as a percent of revenue, were 25.2%, compared to 25.8% for the same period last year.
Operating margin increased to 3.6% for the six months ended June 30, 2009, from 1.8% for the same period 2008. This result reflects the sales growth in our Health Management segment, cost efficiencies related to Health Management segment program services and operating expense savings, reduced by the decrease in Fitness Management segment sales. Since 2009 revenue growth may be challenged by recessionary pressures, our strategies to maximize our operating profitability will focus on closely managing operating expenses and improving business processes.
Other Income and Expense. Interest expense was inconsequential for the six months ended June 30, 2009 and 2008.
Income Taxes. Income tax expense increased $467,000 to $975,000 for the six months ended June 30, 2009, from $508,000 for the six months ended June 30, 2008. The increase is due to a higher operating income for the first six months of 2009 as compared to the same period last year.
Our effective tax rate was 41.8% of earnings before income taxes for the second quarter of 2009, compared to 42.5% for the same period last year. Compared to our normal effective tax rate of 38.5%, our current effective tax rate is higher due primarily to the non-deductibility of compensation expense for incentive stock options.
Net Earnings. Net earnings applicable to common shareholders increased $673,000 to $1,360,000 for the six months ended June 30, 2009, from $687,000 for the six months ended June 30, 2008. This increase is primarily due to sales growth in our Health Management segment, cost efficiencies related to Health Management segment program services and operating expense savings, reduced by the decrease in Fitness Management segment sales.
LIQUIDITY AND CAPITAL RESOURCES
Our working capital increased $1,800,000 to $12,500,000 for the six months ended June 30, 2009, from $10,700,000 at December 31, 2008. This increase is largely attributable to our improved operating results and cash accumulation strategy given current economic conditions.
In addition to cash flows generated from operating activities, our other primary source of liquidity and working capital is provided by a $3,500,000 Credit Agreement with Wells Fargo Bank, N.A. (the “Wells Loan”). Effective with the renewal of the Wells Loan on March 24, 2009, interest will be computed using the daily three month LIBOR rate plus a markup of 2.75% (effective rate of 3.345% and 5.0% at June 30, 2009 and 2008, respectively). The Wells Loan matures on June 30, 2011, as amended. Working capital advances from the Wells Loan are based upon a percentage of our eligible accounts receivable, less any amounts drawn and outstanding. The facility provided maximum borrowing capacity of $3,250,000 at June 30, 2009 and December 31, 2008, respectively and no debt was outstanding on those dates. There were no borrowings under the line of credit during the six months ended June 30, 2009. Although we do not anticipate borrowing from the Wells Loan in 2009, we have extended the agreement, as previously discussed, to provide an additional source of funding. All borrowings are collateralized by substantially all of our assets. At June 30, 2009, we were in compliance with all of our financial covenants and expect to remain in compliance with the covenants over the life of the credit agreement.
We believe our short and long-term capital needs will be met with cash flows generated by operations. We anticipate investment activities in 2009 will be near 2008 levels and will be funded through operating cash flows. Capitalized software development costs, as previously discussed, are primarily related to enhancements to our eHealth platform. These enhancements are made to improve efficiencies and/or generate additional revenues and are, thus, discretionary in nature.
We did not see a material change in the payment activities of our customers in 2008 and do not anticipate a material change in 2009. We do, however, expect to realize approximately $2.5 million in revenue from our existing automotive contracts in 2009 and will continue to monitor their financial health as it relates to outstanding accounts receivable. On April 30, 2009, an automotive customer in our fitness management segment filed for bankruptcy protection under Chapter 11. Our outstanding receivable from this customer was approximately $34,000. The customer has paid the outstanding balance and continues to make timely payments on the continued monthly service billings. In addition, we collected receivable payments of approximately $137,000 from the customer during the 90 days before the bankruptcy filing. Such payments may constitute preferential payments recoverable under the Bankruptcy Code. We believe we have valid defenses to any potential claim for these payments and will not be required to repay the full amount. This customer has assumed our contract as of May 22, 2009. On June 1, 2009, another automotive customer in our fitness management segment filed for bankruptcy protection under Chapter 11. Our outstanding receivable from this customer was approximately $283,000. The customer has paid the outstanding balance and continues to make timely payments on the continued monthly service billings. In addition, we collected receivable payments of approximately $110,000 from the customer during the 90 days before bankruptcy. Such payments may constitute preferential payments recoverable under the Bankruptcy Code. We believe we also have valid defenses to any potential claim for these payments. This customer has assumed our contracts as of July 10, 2009. Our revenue from these customers was approximately $2,909,000 and $746,000 for the year ended December 31, 2008 and the six months ended June 30, 2009, respectively.
INFLATION
We do not believe that inflation has significantly impacted our results of operations in any of the last three completed fiscal years.
OFF-BALANCE SHEET ARRANGEMENTS
As of June 30, 2009, the Company had no off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities.

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
Forward-looking statements include all statements based on future expectations and specifically include, among other things, statements relating to revenue loss in our Fitness Management segment; our belief the current recession may have an adverse impact on many industries, which could affect our customers and lead to further revenue loss from contract termination or service reduction; our belief that revenue decline will continue during 2009 due to the effects of the recessionary economy, employment reductions and our members decreasing their spending on discretionary services; our belief that the number of opportunities to bid on new fitness management business during 2009 should be consistent with past years; our belief that we will need to lower our pricing to be competitive in the fitness management market, which may result lower profitability; our ability to increase 2009 revenue on a basis consistent with past growth; our ability to improve gross profit and margins in 2009 on a basis consistent with past growth; our expectation that we will not borrow from the Wells Loan in 2009 and that we will remain in compliance with all of our financial covenants over the life of the credit agreement; our belief that our short and long-term capital needs will be met with cash flows generated by operations; our anticipation that investment activities in 2009 will be at or below 2008 levels and will be funded through operating cash flows; our anticipation that we will not see a material change in the payment activities of our customers in 2009; statements regarding the potential effects of automotive company bankruptcies on our accounts receivable, contract continuation and prior payments and related claims and defenses regarding repayment of preferential payments, and our belief that inflation has not significantly impacted our results of operations in any of the last three completed fiscal years, as well as statements regarding projections and outlook relating to the industries in which we compete and the economy in general, increasing revenue, improving margins, marketing efforts, competitive conditions, the effect of price competition and changes to the economy, and the sufficiency of our liquidity and capital resources. In addition, the estimated annualized revenue value of our new, lost and existing contracts is a forward looking statement, which is based upon an estimate of the anticipated annualized revenue to be realized or lost. Such information should be used only as an indication of the activity we have recently experienced in our two business segments. These estimates, when considered together, should not be considered an indication of the total net, incremental revenue growth we expect to generate in any year, as actual net growth may differ from these estimates due to actual staffing levels, participation rates and contract duration, in addition to other revenue we may lose in the future due to contract termination. Any statements that are not based upon historical facts, including the outcome of events that have not yet occurred and our expectations for future performance, are forward-looking statements. The words “potential,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” “plan,” “anticipate,” and similar words and expressions are intended to identify forward-looking statements. Such statements are based upon the current beliefs and expectations of our management. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, our inability to deliver the health management services demanded by major corporations and other clients, our inability to successfully cross-sell health management services to our fitness management clients, our inability to successfully obtain new business opportunities, our failure to have sufficient resources to make investments, our ability to make investments and implement strategies successfully, continued delays in obtaining new commitments and implementing services, the continued deterioration of general economic conditions, the actions of automotive customers and bankruptcy courts, and those matters identified and discussed in Item 1A of the 2008 Form 10-K under “Risk Factors.”

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks related to changes in U.S. and international interest rates. The Company’s borrowings under the Wells Loan bear interest at a variable rate. There were no borrowings outstanding under the Wells Loan at June 30, 2009.
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
Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of June 30, 2009. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2009 that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The Annual Meeting of the Company’s shareholders was held on Wednesday, May 27, 2009.

(b)	Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management’s nominees, and the shareholders elected the following persons as directors of the Company to serve until the next annual meeting of shareholders:

Nominee	Number of Votes For	Number of Votes Withheld
David F. Durenberger	8,728,211	79,828
K. James Ehlen, M.D.	8,721,736	86,303
Linda Hall Keller	8,729,236	78,803
Gregg O. Lehman	8,728,306	79,733
Robert J. Marzec	8,729,236	78,803
John C. Penn	8,729,236	78,803
Curtis M. Selquist	8,729,236	78,803
Mark W. Sheffert	8,721,736	86,303
Rodney A. Young	8,729,236	78,803
(c)	By a vote of 8,221,529 shares in favor, 579,457 shares opposed, 7,053 shares abstaining, and 0 shares represented by broker nonvotes, the shareholders ratified the selection of Grant Thornton LLP as the Company’s independent auditor for the current fiscal year.

(d)	By a vote of 5,200,867 shares in favor, 333,658 shares opposed, 27,035 shares abstaining, and 3,246,479 shares represented by broker nonvotes, the shareholders approved a 200,000 share increase in the number of shares reserved for the Company’s 1995 Employee Stock Purchase Plan.

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS

(a)	Exhibits — See Exhibit Index on page following signatures

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 2009	HEALTH FITNESS CORPORATION
	By	/s/ Gregg O. Lehman
Gregg O. Lehman
President and Chief Executive Officer (Principal Executive Officer)

	By	/s/ Wesley W. Winnekins
Wesley W. Winnekins
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
HEALTH FITNESS CORPORATION
FORM 10-Q

Exhibit No.	Description

*10.1	1995 Employee Stock Purchase Plan, as amended — incorporated by reference to Exhibit 10.1 to our Form 8-K dated May 27, 2009

**11.0	Statement re: Computation of Earnings per Share

**31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement

**	Filed herewith