Form 10-Q
period 2009-09-30
Health Fitness Corp /MN/
filed 2009-11-13
CIK 886432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
Commission File No. 000-25064

HEALTH FITNESS CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	No. 41-1580506
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1650 West 82nd Street, Bloomington, MN 55431
(Address of Principal Executive Offices)
Registrant’s telephone number (952) 831-6830

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares outstanding of the registrant’s common stock as of November 11, 2009 was: Common Stock, $0.01 par value, 10,136,550 shares.

Health Fitness Corporation
Consolidated Financial Statements

PART I. — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
HEALTH FITNESS CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

	September 30,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash	$5,194,454	$1,300,620
Trade and other accounts receivable, less allowances of $285,000 and $317,600	15,558,692	16,306,197
Inventory	300,757	347,510
Prepaid expenses and other	750,135	354,257
Deferred tax assets	324,831	288,626

Total current assets	22,128,869	18,597,210
PROPERTY AND EQUIPMENT, net	1,378,396	1,243,413
OTHER ASSETS
Goodwill	14,546,250	14,546,250
Software technology, less accumulated amortization of $1,789,200 and $1,301,300	2,173,204	1,977,071
Trademark, less accumulated amortization of $459,000 and $438,700	34,000	54,400
Other intangible assets, less accumulated amortization of $367,500 and $313,600	161,625	215,500

	$40,422,344	$36,633,844

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$1,563,775	$1,470,440
Accrued salaries, wages, and payroll taxes	3,881,585	2,632,329
Other accrued liabilities	1,138,652	1,664,710
Accrued self funded insurance	217,620	310,511
Deferred revenue	1,708,619	1,820,960

Total current liabilities	8,510,251	7,898,950
DEFERRED TAX LIABILITY	769,607	751,769
LONG-TERM OBLIGATIONS	—	—
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY

Common stock, $0.01 par value; 25,000,000 shares authorized; 10,136,550 and 9,647,404 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	101,366	96,474
Additional paid-in capital	29,129,448	28,263,803
Accumulated comprehensive loss from foreign currency translation	(66,548)	(83,835)
Retained earnings (accumulated deficit)	1,978,220	(293,317)

	31,142,486	27,983,125

	$40,422,344	$36,633,844

See notes to consolidated financial statements

HEALTH FITNESS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
REVENUE	$19,775,972	$18,497,423	$57,764,111	$56,015,548

COSTS OF REVENUE	13,335,335	12,510,045	39,419,619	39,149,412

GROSS PROFIT	6,440,637	5,987,378	18,344,492	16,866,136

OPERATING EXPENSES
Salaries	3,143,231	2,950,618	9,259,634	8,949,305
Other selling, general and administrative	1,783,897	1,485,206	5,188,745	5,080,973
Amortization of trademarks and other intangible assets	24,758	42,771	74,275	128,311

Total operating expenses	4,951,886	4,478,595	14,522,654	14,158,589

OPERATING INCOME	1,488,751	1,508,783	3,821,838	2,707,547

OTHER INCOME (EXPENSE)
Interest expense	—	(16,252)	—	(20,383)
Other, net	19	(662)	1,546	412

EARNINGS BEFORE INCOME TAX EXPENSE	1,488,770	1,491,869	3,823,384	2,687,576

INCOME TAX EXPENSE	576,872	650,519	1,551,847	1,158,814

NET EARNINGS	$911,898	$841,350	$2,271,537	$1,528,762

NET EARNINGS PER COMMON SHARE:
Basic	$0.09	$0.09	$0.23	$0.16
Diluted	0.09	0.09	0.22	0.15

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	9,781,522	9,610,238	9,724,247	9,837,994
Diluted	10,438,155	9,688,941	10,138,651	9,982,990
See notes to consolidated financial statements

HEALTH FITNESS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$2,271,537	$1,528,762
Adjustment to reconcile net earnings to net cash provided by operating activities:
Common stock issued for Board of Directors compensation	8,636	—
Stock-based compensation	486,194	592,115
Deferred taxes	(18,367)	233,323
Depreciation and amortization	866,669	844,052
Change in assets and liabilities:
Trade and other accounts receivable	747,505	1,249,004
Inventory	46,753	47,664
Prepaid expenses and other	(395,878)	(250,052)
Other assets	—	9,807
Trade accounts payable	110,622	(757,007)
Accrued liabilities and other	630,307	(1,694,654)
Deferred revenue	(112,341)	(615,883)

Net cash provided by operating activities	4,641,637	1,187,131

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(439,443)	(160,686)
Capitalized software development costs	(684,067)	(551,582)

Net cash used in investing activities	(1,123,510)	(712,268)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	—	13,549,495
Repayments under line of credit	—	(13,549,495)
Repurchase of common stock	—	(2,354,923)
Proceeds from the issuance of common stock	186,944	189,322
Proceeds from the exercise of stock options	188,763	197,429

Net cash provided by (used in) financing activities	375,707	(1,968,172)

NET INCREASE (DECREASE) IN CASH	3,893,834	(1,493,309)

CASH AT BEGINNING OF PERIOD	1,300,620	1,946,028

CASH AT END OF PERIOD	$5,194,454	$452,719

SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow information:
Cash paid for interest	$—	$13,667
Cash paid for taxes	1,124,563	719,735
See notes to consolidated financial statements.

HEALTH FITNESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. ORGANIZATION
Health Fitness Corporation, a Minnesota corporation (also referred to as “we,” “us,” “our,” the “Company,” or “Health Fitness”), is a leading provider of population health improvement services and programs to corporations, hospitals, communities and universities located in the United States and Canada. We currently manage 202 corporate fitness center sites, 171 corporate health management sites and 82 unstaffed health management programs.
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
NOTE 2. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Financial information as of December 31, 2008 has been derived from our audited consolidated financial statements. In accordance with the rules and regulations of the United States Securities and Exchange Commission, the Company has omitted footnote disclosures that would substantially duplicate the disclosures contained in the audited financial statements of the Company. The unaudited consolidated financial statements should be read together with the financial statements for the year ended December 31, 2008, and the footnotes thereto included in the Company’s Form 10-K as filed with the United States Securities and Exchange Commission on March 25, 2009.
In the opinion of management, the interim consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the results for interim periods presented. These financial statements include some amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change in estimate is identified. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2009.
NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Consolidation — The consolidated financial statements include the accounts of our Company and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Cash — We maintain cash balances at several financial institutions, and at times, such balances exceed insured limits. We have not experienced any losses in such accounts and we believe we are not exposed to any significant credit risk on cash. At September 30, 2009 and December 31, 2008, we had cash of approximately $160,400 and $111,800 (U.S. Dollars), respectively, in a Canadian bank account.

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
Capitalized software development costs are evaluated for impairment when circumstances indicate an impairment has occurred. Circumstances which might indicate that an impairment has occurred include: (1) a realization that the internal-use software is not expected to provide substantive service potential; (2) a significant change in the extent or manner in which the software is used; (3) a significant change has been made or is being anticipated to the software program; or (4) the costs of developing or modifying the internal-use software significantly exceed the amount originally expected. Recoverability of these capitalized costs is determined by comparing the forecasted future revenues from the related products and services, based on management’s best estimates using appropriate assumptions and projections at the time, to the carrying amount of the capitalized software development costs. If the carrying value is determined not to be recoverable from future cash flows, an impairment loss is recognized equal to the amount by which the carrying amount exceeds the future cash flows. We determined that no circumstances existed at September 30, 2009 that would trigger a recoverability evaluation.
During the three and nine months ended September 30, 2009, we capitalized $205,800 and $684,000 of software development costs related to enhancements we made to our eHealth platform. Such enhancements include the development of a program that will allow us to deliver our online health risk assessment services in multiple languages, a web-based point of sale system to electronically capture sales and inventory transactions and improvements to our platform data management infrastructure. These capitalized costs are reported within Software Technology, and will be amortized over the remaining economic life of the eHealth platform, or three to five years, once the programs are placed into service. We expect to recover our capitalized software development costs through the growth of our business, enhancements to our services, and cost efficiencies generated.
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
At September 30, 2009 we observed no events or circumstances that in our judgment would cause our reporting units, individually or in the aggregate, to require an updated test for impairment and our market capitalization significantly exceeded our stockholders’ equity.
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
Income Taxes — The Company records income taxes in accordance with the liability method of accounting. Deferred income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities and federal operating loss carryforwards. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment. Tax benefits are recognized when management believes the benefit is more likely than not to be sustained upon review from the relevant authorities. If the Company were to record a liability for unrecognized tax benefits, interest and penalties would be recorded as a component of income tax expense. Income taxes are calculated based on management’s estimate of the Company’s effective tax rate, which takes into consideration a federal statutory tax rate of 34% and an average state and local statutory tax rate of approximately 4.5%. The Company’s annual estimated effective tax rate of 40.6% is higher than the combined federal and state statutory rate due primarily to the non-deductibility of compensation expense for incentive stock options.
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
Subsequent Events — We evaluated our quarter ended September 30, 2009 financial statements for subsequent events through November 12, 2009, the date the financial statements were available to be issued. We are not aware of any subsequent events which would require recognition or disclosure in the financial statements.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Segment Data:	2009	2008	2009	2008
REVENUE:
Fitness Management
Staffing Services	$9,174,940	$9,702,089	$27,649,173	$29,245,435
Program Services	550,725	618,839	1,787,251	1,888,318

	9,725,665	10,320,928	29,436,424	31,133,753

Health Management
Staffing Services	4,730,518	4,552,417	13,922,308	13,417,216
Program Services	5,319,789	3,624,078	14,405,379	11,464,579

	10,050,307	8,176,495	28,327,687	24,881,795

Total Revenue
Staffing Services	13,905,458	14,254,506	41,571,481	42,662,651
Program Services	5,870,514	4,242,917	16,192,630	13,352,897

	$19,775,972	$18,497,423	$57,764,111	$56,015,548

GROSS PROFIT:
Fitness Management
Staffing Services	2,174,433	2,356,310	6,429,704	6,822,420
Program Services	219,271	209,267	730,439	681,973

	2,393,704	2,565,577	7,160,143	7,504,393

Health Management
Staffing Services	1,233,368	1,279,853	3,396,659	3,456,656
Program Services	2,813,565	2,141,948	7,787,690	5,905,087

	4,046,933	3,421,801	11,184,349	9,361,743

Total Gross Profit
Staffing Services	3,407,801	3,636,163	9,826,363	10,279,076
Program Services	3,032,836	2,351,215	8,518,129	6,587,060

	$6,440,637	$5,987,378	$18,344,492	$16,866,136

NOTE 5. RECENT ACCOUNTING PRONOUNCEMENTS
In June 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-01, Generally Accepted Accounting Principles (ASC Topic 105) which establishes the FASB Accounting Standards Codification (the Codification or ASC) as the official single source of authoritative U.S. generally accepted accounting principles (GAAP). All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission (SEC) guidance organized using the same topical structure in separate sections within the Codification.
Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff’s Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (ASU) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes of the Codification. This Topic is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this Topic did not have a material effect on our consolidated financial statements.
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
In May 2009, the FASB issued Accounting Standards Codification (ASC) Topic 855, Subsequent Events, to incorporate the accounting and disclosure requirements for subsequent events into U.S. generally accepted accounting principles (GAAP). Topic 855 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date. The adoption of Topic 855 in the second quarter of 2009 did not have a material effect on our consolidated financial statements.
In August 2009, the FASB issued Accounting Standards Update (ASU) 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value. ASU-2009-05 provides guidance clarifying the measurement of liabilities at fair value when no observable data is available. It is effective for the first interim or annual reporting period beginning after August 28, 2009. We do not believe the adoption of ASU-2009-05 will have a material effect on our consolidated financial statements.
NOTE 6. EQUITY
The following is a summary of the change in Stockholders’ Equity for the nine month period ended September 30, 2009:

					Retained
			Additional	Accumulated	Earnings	Total
	Common Stock		Paid-In	Comprehensive	(Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Capital	(Loss)/Income	Deficit)	Equity	Income
BALANCE AT DECEMBER 31, 2008	9,647,404	$96,474	$28,263,803	$(83,835)	$(293,317)	$27,983,125
Issuance of common stock through stock purchase plan	60,687	607	186,338	—	—	186,945
Redemption of common stock for option exercises	(6,295)	(63)	(13,470)	—	—	(13,533)
Issuance of common stock for option exercises	102,150	1,022	201,274	—	—	202,296
Issuance of common stock for executive compensation	35,914	359	40,180	—	—	40,539
Issuance of common stock for board of directors compensation	10,000	100	8,536	—	—	8,636
Issuance of common stock for warrants	5,259	53	(53)	—	—	—
Executive equity compensation program	281,431	2,814	183,323	—	—	186,137
Stock option compensation	—	—	259,517	—	—	259,517
Net earnings	—	—	—	—	2,271,537	2,271,537	$2,271,537
Foreign currency translation	—	—	—	17,287	—	17,287	17,287

Comprehensive Income							$2,288,824

BALANCE AT SEPTEMBER 30, 2009	10,136,550	$101,366	$29,129,448	$(66,548)	$1,978,220	$31,142,486

Stock Options — We maintain a stock option plan for the benefit of certain eligible employees and our directors. We have authorized 2,000,000 shares for grant under our Amended and Restated 2005 Stock Option Plan, and a total of 253,825 shares of common stock are reserved for additional grants of options at September 30, 2009. Generally, the options outstanding are granted at prices equal to the market value of our stock on the date of grant, generally vest over four years and expire over a period of six or ten years from the date of grant.
For the three and nine months ended September 30, 2009, we recorded stock option compensation expense of $73,400 and $259,500, respectively, compared to $96,800 and $334,400, respectively, for the three and nine months ended September 30, 2008. The compensation expense, net of tax effects, reduced diluted earnings per share by approximately $0.01 and $0.03 for the nine months ended September 30, 2009 and 2008, respectively.
As of September 30, 2009, approximately $451,000 of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.11 years.

The following table summarizes information about stock options at September 30, 2009:

		Options Outstanding		Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual Life	Exercise	Number	Exercise
Exercise Prices	Outstanding	In Years	Price	Exercisable	Price
$0.94 - $1.77	76,000	5.29	$0.28	17,500	$1.20
1.90 - 2.50	83,850	2.35	3.67	58,850	2.41
2.52 - 4.54	278,050	4.30	3.97	266,800	3.97
4.56 - 6.10	637,750	3.78	5.37	360,688	5.42

	1,075,650	3.91	$4.52	703,838	$4.51

We use the Black-Scholes option pricing model using weighted average assumptions for options granted to determine the fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Three Months Ended
	September 30,
	2009	2008
Risk-free interest rate	1.75%	2.99%
Expected volatility	43.9%	37.9%
Expected life (in years)	3.58	3.53
Dividend yield	—	—
Forfeitures	13.0%	0.0%
Option transactions under the 2005 Stock Option Plan during the nine months ended September 30, 2009 are summarized as follows:

		Weighted		Weighted
		Average	Aggregate	Average
		Exercise	Intrinsic	Remaining
	Options	Price	Value	Term
Outstanding at December 31, 2008	1,055,550	$4.43
Granted	126,000	3.09
Exercised	(102,150)	1.98
Canceled/Forfeited	(3,750)	1.90

Outstanding at September 30, 2009	1,075,650	$4.52	$1,201,279	3.41

Exercisable at September 30, 2009	703,838	$4.51	$790,712	3.03

Restricted Stock — In connection with our employment agreement dated as of December 1, 2006 with Gregg O. Lehman, Ph.D., our President and Chief Executive Officer, on January 1, 2007 we granted an award of 25,000 shares of restricted common stock to Mr. Lehman, which was valued at a price of $5.30 per share on the date of grant. This restricted common stock vested in three equal installments on the first of the year for each of 2007, 2008 and 2009. This restricted common stock has the same voting rights as common shares. For both the three and nine months ended September 30, 2009, we recorded stock-based compensation related to this grant of $0 compared to $5,500 and $16,500, respectively, for the three and nine months ended September 30, 2008.
On April 7, 2008, we granted an award of 10,000 shares of restricted stock to Wesley W. Winnekins, our Chief Financial Officer, under the Equity Incentive Plan (as defined below). This restricted common stock vests in two equal installments on December 31, 2008 and 2009. This restricted common stock has the same voting rights as common shares. For the three and nine months ended September 30, 2009, we recorded stock-based compensation related to this grant of $3,300 and $9,900, respectively, compared to $11,000 and $22,000, respectively, for the three and nine months ended September 30, 2008. This grant was valued using a price of $4.60 per share, which was the market value of our common stock on the date of the grant. As of September 30, 2009, $3,300 of unrecognized compensation costs related to the non-vested portion of this award will be recognized through December 31, 2009.

On December 8, 2008, we granted an award of 10,000 shares of restricted stock to J. Mark McConnell, our Senior Vice President of Business Development under the Equity Incentive Plan (as defined below). This restricted common stock vests in three equal installments on December 8 for each of 2009, 2010 and 2011. This restricted common stock has the same voting rights as common shares. For the three and nine months ended September 30, 2009, we recorded stock-based compensation related to this grant of $3,800 and $11,400, respectively. This grant was valued using a price of $2.48 per share, which was the market value of our common stock on the date of grant. As of September 30, 2009, $12,100 of unrecognized compensation costs related to the non-vested portion of this award will be recognized through November 30, 2011.
On February 26, 2009, we granted 35,914 shares of restricted stock to our executives under the Equity Incentive Plan (as defined below). This restricted common stock vests in four equal installments on February 26 of 2010, 2011, 2012, and 2013. This restricted common stock has the same voting rights as common shares. For the three and nine months ended September 30, 2009, we recorded stock-based compensation related to this grant of $8,300 and $19,300, respectively. This grant was valued using a price of $1.77 per share, which was the market value of our common stock on the date of the grant. As of September 30, 2009, $44,200 of unrecognized compensation costs related to the non-vested portion of this award will be recognized through February 26, 2013.
On May 27, 2009, we granted 10,000 shares of restricted stock to Wendy D. Lynch, a board director. This restricted common stock vests in three equal installments on May 27 for each of 2010, 2011 and 2012. This restricted common stock has the same voting rights as common shares. For the three and nine months ended September 30, 2009, we recorded stock-based compensation related to this grant of $6,500 and $8,600, respectively. This grant was valued using a price of $4.24 per share, which was the market value of our common stock on the date of grant. As of September 30, 2009, $33,800 of unrecognized compensation costs related to the non-vested portion of this award will be recognized through May 30, 2012.
Employee Stock Purchase Plan — We maintain an Employee Stock Purchase Plan, which allows employees to purchase shares of our common stock at 95% of the fair market value. On May 27, 2009 we increased the total number of shares reserved for issuance under the Employee Stock Purchase Plan by 200,000 shares, thus increasing our total shares of common stock reserved for issuance to 700,000 of which 259,457 shares are unissued and remain available for issuance at September 30, 2009.
Equity Incentive Plan — At our Annual Meeting of Shareholders on May 21, 2007, our shareholders approved the implementation of our 2007 Equity Incentive Plan (the “Equity Plan”). The Equity Plan was developed to provide our executives with restricted stock incentives if certain financial targets are achieved for calendar years 2007 through 2009. In lieu of selecting restricted stock, and at the discretion of our Board of Directors, executives can choose to receive a cash bonus under our 2007 Cash Incentive Plan (the “Cash Plan”). The performance objectives, and monetary potential of grants under the Cash Plan would be the same as those under the Equity Plan and participants would receive their cash bonuses at the same time as the restricted stock vests under the Equity Plan. Restricted stock granted under the Equity Plan through September 30, 2009, other than the restricted stock granted to our Chief Financial Officer in April 2008 and our Senior Vice President of Business Development in December 2008 as described previously, is earned on an annual basis upon achievement of certain financial objectives for each of 2007, 2008 and 2009. All such shares earned during these years will vest upon completion of our 2009 annual audit. For the three and nine months ended September 30, 2009, we recorded $62,000 and $186,000, respectively, of stock-based compensation related to elections under the Equity Plan, which was valued using a price of $5.56 per share, the market value of our common stock on the grant date. We also accrued $7,100 and $21,300 of bonus expense related to elections under the Cash Plan for both the three and nine months ended September 30, 2009. As of September 30, 2009, $124,100 of unrecognized compensation costs related to the non-vested portion of this program will be recognized through March 2010.
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
Automotive Bankruptcies— On April 30, 2009, an automotive customer in our fitness management segment filed for bankruptcy protection under Chapter 11. Our outstanding receivable from this customer was approximately $34,000. The customer has paid the outstanding balance and continues to make timely payments on the continued monthly service billings. In addition, we collected receivable payments of approximately $137,000 from the customer during the 90 days before the bankruptcy filing. Such payments may constitute preferential payments recoverable under the Bankruptcy Code. We believe we have valid defenses to any potential claim for these payments and will not be required to repay the full amount. This customer has assumed our contract as of May 22, 2009. On June 1, 2009, another automotive customer in our fitness management segment filed for bankruptcy protection under Chapter 11. Our outstanding receivable from this customer was approximately $283,000. The customer has paid the outstanding balance and continues to make timely payments on the continued monthly service billings. In addition, we collected receivable payments of approximately $110,000 from the customer during the 90 days before bankruptcy. Such payments may constitute preferential payments recoverable under the Bankruptcy Code. We believe we also have valid defenses to any potential claim for these payments. This customer has assumed our contracts as of July 10, 2009. Our revenue from these customers was approximately $2,909,000 and $1,087,000 for the year ended December 31, 2008 and the nine months ended September 30, 2009, respectively.

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
CRITICAL ACCOUNTING POLICIES
Our most critical accounting policies, which are those that require significant judgment, include: revenue recognition, trade and other accounts receivable, goodwill, stock-based compensation, income taxes, and self-funded insurance. A more in-depth description of these can be found in Note 3 to the interim consolidated financial statements included in this Quarterly Report and Note 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
BUSINESS DESCRIPTION
As a leading provider of population health improvement services and programs to corporations, hospitals, communities and universities located in the United States and Canada, we currently manage 202 corporate fitness center sites, 171 corporate health management sites and 82 unstaffed health management programs.
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
RESULTS OF OPERATIONS
The following table sets forth our statement of operations data as a percentage of total revenues for the quarter ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
REVENUE	100.0%	100.0%	100.0%	100.0%
COSTS OF REVENUE	67.4%	67.6%	68.2%	69.9%

GROSS PROFIT	32.6%	32.4%	31.8%	30.1%
OPERATING EXPENSES
Salaries	15.9%	16.0%	16.0%	16.0%
Other selling, general and administrative	9.0%	8.0%	9.0%	9.1%
Amortization of acquired intangible assets	0.1%	0.2%	0.1%	0.2%

Total operating expenses	25.0%	24.2%	25.1%	25.3%

OPERATING INCOME	7.6%	8.2%	6.7%	4.8%
OTHER INCOME (EXPENSE)	0.0%	-0.1%	0.0%	0.0%

EARNINGS BEFORE INCOME TAXES	7.6%	8.1%	6.7%	4.8%
INCOME TAX EXPENSE	2.9%	3.5%	2.7%	2.1%

NET EARNINGS	4.7%	4.6%	4.0%	2.7%

Results of Operations for the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008.
Revenue. Revenue increased $1,279,000 or 6.9%, to $19,776,000 for the three months ended September 30, 2009, from $18,497,000 for the three months ended September 30, 2008.
Fitness Management
Our Fitness Management segment declined 5.8%, or $595,000, which included a decline in staffing services of $527,000 or 5.4%, and a decline in program services of $68,000, or 11%. This overall revenue decline is primarily due to contract terminations we experienced in 2008 and 2009 related to customer reaction to the recessionary business climate. The decline in program services, as compared to last year, was primarily due to contract terminations and lower participation in personal training and specialty classes.
Health Management
Our Health Management segment contributed total revenue growth of 22.9%, or $1,874,000, which included growth from staffing services of $178,000, or 3.9%, and growth from program services of $1,696,000, or 46.8%. Overall, the growth in staffing revenue is attributable to new customers and the expansion of sales to existing customers. The increase in program services, compared to last year, was primarily driven by an increase in health coaching and advising services and biometric screening services.
2009 Customer Commitments and Cancellations
For the three months ended September 30, 2009, the Company received a total of four health management commitments and two fitness management commitments. This commitment activity for 2009 may realize annualized revenue of $5.2 million, to be partially offset by a potential annualized revenue loss of $0.4 million from fitness and health management contract cancellations. These cancellations reflect the continuing weakness in the economy and the financial challenges companies expect to face in the foreseeable future.
Gross Profit. Gross profit increased $453,000 or 7.6%, to $6,441,000 for the three months ended September 30, 2009, from $5,987,000 for the three months ended September 30, 2008. Total gross margin increased to 32.6%, from 32.4% for the same period last year, which is primarily due to Health Management revenue representing a larger percentage of our total revenue.
Fitness Management
Fitness Management gross profit decreased $172,000, which includes a decrease of $182,000 from staffing services, partially offset by an increase of $10,000 from program services. Gross margin for our Fitness Management segment decreased in the three months ended September 30, 2009 to 24.6%, from 24.9% for the same period of 2008. This result is primarily due to a gross margin decrease in staffing services, which decreased from 24.3% for the same period last year, to 23.7%, partially offset by a gross margin increase in program services, which increased from 33.8% for the same period last year, to 39.8%. The margin decrease for staffing services is primarily due to increased wage costs. The margin increase for program services is primarily due to labor efficiencies for personal training and massage services.
Health Management
Health Management gross profit increased $625,000, which includes an increase of $672,000 from program services, reduced by a decrease of $47,000 from staffing services. Gross margin for our Health Management segment decreased in the three months ended September 30, 2009 to 40.3%, from 41.8% for the same period of 2008. This result is primarily due to a gross margin decrease in program services, which decreased from 59.1% for the same period last year, to 52.9%, further reduced by a gross margin decrease in staffing services, which decreased from 28.1% for the same period last year, to 26.1%. The margin decrease for staffing services is primarily due to higher costs for employee paid time off and increased wage costs. The margin decrease in program services is primarily due to the mix of programs delivered, the addition of telephonic health coaches during the quarter and higher costs for our eHealth platform.
Operating Expenses and Operating Income. Operating expenses increased $473,000, or 10.6%, to $4,952,000 for the three months ended September 30, 2009, from $4,479,000 for the three months ended September 30, 2008.
The increase is primarily due to higher costs for management incentive programs and higher customer service costs that reflect the growth in health improvement programs. For the three months ended September 30, 2009, operating expenses, as a percent of revenue, were 25.0%, compared to 24.2% for the same period last year.
Operating margin decreased to 7.5% for the three months ended September 30, 2009, from 8.2% for the same period last year. This result reflects the higher operating expenses, as discussed above, reduced by sales growth in our Health Management segment.
Other Income and Expense. Interest expense was inconsequential during the quarters ended September 30, 2009 and 2008.
Income Taxes. Income tax expense decreased $74,000 to $577,000 for the three months ended September 30, 2009, from $651,000 for the three months ended September 30, 2008. The decrease is due primarily to a lower effective tax rate for the quarter ended September 30, 2009, compared to the same period of 2008.
Our effective tax rate was 38.7% of earnings before income taxes for the third quarter of 2009, compared to 43.6% for the same period last year. The lower effective tax rate as compared to the corresponding period of 2008 is primarily due to the lower non-deductible stock based compensation expense in proportion to earnings before income taxes.
Net Earnings. Net earnings increased $71,000 to $912,000 for the three months ended September 30, 2009, from $841,000 for the three months ended September 30, 2008. This increase is primarily due to the sales growth in our Health Management segment and lower income taxes, reduced by higher operating expenses, as discussed above.
Results of Operations for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.
Revenue. Revenue increased $1,749,000, or 3.1%, to $57,764,000 for the nine months ended September 30, 2009, from $56,015,000 for the nine months ended September 30, 2008.
Fitness Management
Our Fitness Management segment declined $1,697,000, which included a decline in staffing services of $1,596,000 and a decline in program services of $101,000. This revenue decline is primarily due to contract terminations in 2008 and 2009, and lower participation in personal training and specialty classes.
If the economic recession continues for the remainder of 2009, it is possible we could continue to experience a higher level of staffing services revenue loss in our Fitness Management segment. Our most at risk contracts include those in the automotive industry, although we believe the current recession may have an adverse impact on many industries, which could affect our other customers and lead to further revenue loss from contract termination or service reduction. With respect to the automotive industry, we have lost approximately $1.4 million in revenue when comparing the nine month period ended September 30, 2009 to the corresponding period of 2008. During 2009, we expect to realize approximately $1.4 million in revenue from our “at risk” automotive contracts, and if their financial difficulties continue, we may see additional revenue losses.
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
Health Management
Our Health Management segment contributed total growth of $3,446,000, which includes growth of $505,000 from staffing services and growth of $2,941,000 from program services. Overall, the growth in staffing revenue is attributable to new customers and the expansion of sales to existing customers. The increase in program services revenue is primarily due to an increase in our core health programs, including biometric screening services, health coaching and advising services and eHealth platform revenue.
For 2009, we anticipate that the economic recession may have a negative impact on revenue from existing customers. It is possible that many of our health management customers may reduce the scope of, or eliminate their programs during 2009 as a measure to conserve cash and improve profitability. Our health management revenue may also be negatively affected by lower participation rates at some customers due to employee layoffs. At the same time, the recessionary economy has also lengthened the sales cycle for new opportunities. The combination of these events, if they materialize, may challenge our ability to increase 2009 revenue on a basis consistent with past growth.
2009 Customer Commitments and Cancellations
For the nine months ended September 30, 2009, the Company received a total of eleven health management commitments, three expansions of health management services to existing clients, and seven fitness management commitments. This commitment activity for 2009 may realize annualized revenue of $11.2 million, to be partially offset by a projected annualized revenue loss of $2.2 million from fitness and health management contract cancellations. These cancellations reflect the continuing weakness in the economy and the financial challenges companies expect to face in the foreseeable future.
Gross Profit. Gross profit increased $1,478,000, or 8.8%, to $18,344,000 for the nine months ended September 30, 2009, from $16,866,000 for the nine months ended September 30, 2008. Total gross margin in the nine months ended September 30, 2009 increased to 31.8% from 30.1% for the same period last year, which is primarily due to Health Management revenue representing a larger percentage of our total revenue and improved margins for Health Management program services.

Fitness Management
Fitness Management gross profit decreased $344,000, which includes a decrease of $393,000 from staffing services, partially offset by an increase of $49,000 from program services. Gross margin for our Fitness Management segment increased in the nine months ended September 30, 2009 to 24.3%, from 24.1% for the same period of 2008. This result is primarily due to a gross margin increase in program services, which increased from 36.1% for the same period last year, to 40.9%. Gross margin in staffing services remained flat at 23.3%. The margin increase for program services is primarily due to the mix of programs delivered and labor efficiencies for personal training and massage services.
Health Management
Our Health Management segment contributed gross profit growth of $1,823,000, which includes growth of $1,883,000 from program services and a decline of $60,000 from staffing services. Gross margin for our Health Management segment increased in the nine months ended September 30, 2009 to 39.5%, from 37.6% for the same period of 2008. This result is primarily due to a gross margin increase in program services, which increased from 51.5% for the same period last year, to 54.1%, reduced by a gross margin decrease in staffing services, which decreased from 25.8% for the same period last year, to 24.4%. The margin decrease for staffing services is primarily due to higher costs for employee paid time off, medical benefits, workers compensation and increased wage costs. The margin increase in program services is primarily due to increased margins on health coaching and advising services and biometric screening services.
Operating Expenses and Operating Income. Operating expenses increased $364,000, or 2.6%, to $14,523,000 for the nine months ended September 30, 2009, from $14,159,000 for the nine months ended September 30, 2008.
The increase is primarily due to higher costs for management incentive programs and higher customer service costs that reflect the growth in health improvement programs. For the nine months ended September 30, 2009, operating expenses, as a percent of revenue, were 25.1%, compared to 25.3% for the same period last year.
Operating margin increased to 6.6% for the nine months ended September 30, 2009, from 4.8% for the same period in 2008. This result reflects the sales growth in our Health Management segment and cost efficiencies related to Health Management segment program services, reduced by the decrease in Fitness Management segment sales. Since 2009 revenue growth may be challenged by recessionary pressures, our strategies to maximize our operating profitability will focus on closely managing operating expenses and improving business processes.
Other Income and Expense. Interest expense was inconsequential for the nine months ended September 30, 2009 and 2008.
Income Taxes. Income tax expense increased $393,000 to $1,552,000 for the nine months ended September 30, 2009, from $1,159,000 for the nine months ended September 30, 2008. The increase is due to a higher operating income for the first nine months of 2009 as compared to the same period last year.
Our effective tax rate was 40.6% of earnings before income taxes for the nine months ended September 30, 2009, compared to 43.1% for the same period last year. The lower effective tax rate as compared to the corresponding period of 2008 is primarily due to the lower non-deductible stock based compensation expense in proportion to earnings before income taxes.
Net Earnings. Net earnings applicable to common shareholders increased $743,000 to $2,272,000 for the nine months ended September 30, 2009, from $1,529,000 for the nine months ended September 30, 2008. This increase is primarily due to sales growth in our Health Management segment and cost efficiencies related to Health Management segment program services, reduced by the decrease in Fitness Management segment sales.
LIQUIDITY AND CAPITAL RESOURCES

Our working capital increased $2,921,000 to $13,619,000 for the nine months ended September 30, 2009, from $10,698,000 at December 31, 2008. This increase is largely attributable to our improved operating results and cash accumulation strategy given current economic conditions.
In addition to cash flows generated from operating activities, our other primary source of liquidity and working capital is provided by a $3,500,000 Credit Agreement with Wells Fargo Bank, N.A. (the “Wells Loan”). Effective with the renewal of the Wells Loan on March 24, 2009, interest will be computed using the daily three month LIBOR rate plus a markup of 2.75% (effective rate of 3.048% and 3.25% at September 30, 2009 and December 31, 2008, respectively). The Wells Loan matures on June 30, 2011, as amended. Working capital advances from the Wells Loan are based upon a percentage of our eligible accounts receivable, less any amounts drawn and outstanding. The facility provided maximum borrowing capacity of $3,250,000 at September 30, 2009 and December 31, 2008, respectively and no debt was outstanding on those dates. There were no borrowings under the line of credit during the nine months ended September 30, 2009. Although we do not anticipate borrowing from the Wells Loan in 2009, we have extended the agreement, as previously discussed, to provide an additional source of funding. All borrowings are collateralized by substantially all of our assets. At September 30, 2009, we were in compliance with all of our financial covenants and expect to remain in compliance with the covenants over the life of the credit agreement.
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
We did not see a material change in the payment activities of our customers in 2008 and do not anticipate a material change in 2009. We do, however, expect to realize approximately $2.2 million in revenue from our existing automotive contracts in 2009, including $1.4 million from “at risk” automotive clients, and will continue to monitor their financial health as it relates to outstanding accounts receivable. On April 30, 2009, an automotive customer in our fitness management segment filed for bankruptcy protection under Chapter 11. Our outstanding receivable from this customer was approximately $34,000. The customer has paid the outstanding balance and continues to make timely payments on the continued monthly service billings. In addition, we collected receivable payments of approximately $137,000 from the customer during the 90 days before the bankruptcy filing. Such payments may constitute preferential payments recoverable under the Bankruptcy Code. We believe we have valid defenses to any potential claim for these payments and will not be required to repay the full amount. This customer has assumed our contract as of May 22, 2009. On June 1, 2009, another automotive customer in our fitness management segment filed for bankruptcy protection under Chapter 11. Our outstanding receivable from this customer was approximately $283,000. The customer has paid the outstanding balance and continues to make timely payments on the continued monthly service billings. In addition, we collected receivable payments of approximately $110,000 from the customer during the 90 days before bankruptcy. Such payments may constitute preferential payments recoverable under the Bankruptcy Code. We believe we also have valid defenses to any potential claim for these payments. This customer has assumed our contracts as of July 10, 2009. Our revenue from these customers was approximately $2,909,000 and $1,087,000 for the year ended December 31, 2008 and the nine months ended September 30, 2009, respectively.

INFLATION
We do not believe that inflation has significantly impacted our results of operations in any of the last three completed fiscal years.
OFF-BALANCE SHEET ARRANGEMENTS
As of September 30, 2009, the Company had no off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks related to changes in U.S. and international interest rates. The Company’s borrowings under the Wells Loan bear interest at a variable rate. There were no borrowings outstanding under the Wells Loan at September 30, 2009.
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
ITEM 4. CONTROLS AND PROCEDURES
Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of September 30, 2009. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2009 that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: November 12, 2009	HEALTH FITNESS CORPORATION
	By	/s/ Gregg O. Lehman
Gregg O. Lehman
President and Chief Executive Officer (Principal Executive Officer)

	By	/s/ Wesley W. Winnekins
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